Form 10-Q
period 2000-06-30
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2000-08-14
CIK 1095007

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2000

Commission File Number  333-87663

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P. (Exact name of registrant as specified in its charter)

      New York                                     13-4077759
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)


                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


                                 (212) 723-5424
              (Registrant's telephone number, including area code)
        ----------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes   X    No

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                          Page
                                                                        Number
PART I - Financial Information:

              Item 1.      Financial Statements:

                           Statement of Financial Condition
                           at June 30, 2000 (unaudited).                  3

                           Statement  of  Income  and  Expenses
                           and   Partners' Capital  for the period
                           from  August 25,  1999 (date
                           Partnership was organized)
                           to June 30, 2000 (unaudited).                   4

                           Notes to Financial Statements
                           (unaudited)                                   5 - 9

              Item 2.      Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                    10 - 11

              Item 3.      Quantitative and Qualitative
                           Disclosures of Market Risk                   12 - 13

PART II - Other Information                                             14 - 17

                                     PART I
                          Item 1. Financial Statements

            Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Statement of Financial Condition
                                   (Unaudited)


                                                               June 30,
                                                                 2000
                                                           ------------------
Assets:

Equity in commodity futures trading account:
  Cash                                                          $ 15,769,930
  Net unrealized appreciation
   on open futures contracts                                         224,579
                                                           ------------------
                                                                  15,994,509
Interest receivable                                                   52,909
                                                            ------------------

                                                                $ 16,047,418
                                                           ==================


Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                                       $ 70,890
  Management fees                                                     24,147
  Other                                                               32,856
  Due to SSB                                                         750,000
                                                           ------------------
                                                                     877,893
                                                           ------------------

Partners' Capital:
General Partner, 162 Unit equivalents
  outstanding in 2000                                                158,162
Limited Partners, 16,040 Units of Limited
  Partnership Interest outstanding in 2000                        15,011,363
                                                           ------------------
                                                                  15,169,525
                                                           ------------------
                                                                $ 16,047,418
                                                           ==================

See Notes to Financial Statements.

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P. STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                            PERIOD FROM
                                                            JUNE 1, 2000
                                                          (COMMENCEMENT OF
                                                         TRADING OPEATIONS)
                                                            TO JUNE 30,
                                                                2000
                                                       ------------------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized losses on closed positions                               $ (431,203)
  Change in unrealized gains (losses) on open
   positions                                                           224,579

                                                       ------------------------
                                                                      (206,624)
Less, brokerage commissions including clearing fees
  of $3,866                                                            (78,756)
                                                       ------------------------
  Net realized and unrealized gains (losses)                          (285,380)
  Interest income                                                       52,909
                                                       ------------------------
                                                                      (232,471)
                                                       ------------------------

Expenses:
  Management fees                                                       24,148
  Other                                                                 32,856
                                                       ------------------------
                                                                        57,004
                                                       ------------------------
  Net loss                                                            (289,475)

Proceeds from offering     -  Limited Partner                       16,047,000
                           -  General Partner                          162,000
Offering and organization expense                                     (750,000)
                                                       ------------------------

Partners' capital, end of period                                  $ 15,169,525
                                                       ========================
Net asset value per Unit
  ( 16,209 Units outstanding at June 30, 2000)                        $ 935.87
                                                       ========================
Net loss per Unit of Limited Partnership
   interest and General partner Unit equivalent                       $ (64.13)
                                                       ========================

Redemption Net asset value per Unit                                   $ 980.56
                                                       ========================

See Notes to Financial Statements.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

1.      General:

        Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") is a limited partnership organized under the laws of the State of New York, on August 25, 1999 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on June 1, 2000.

        Between January 31, 2000 (commencement of the offering period) and May 31, 2000, 16,047 Units of limited partnership interest and 162 Unit equivalents representing the general partner's contribution were sold at $1,000 per unit. The proceeds of the offering were held in an escrow account until May 31, 2000, at which time they were turned over to the Partnership for trading.

        Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by Campbell & Company, Inc., ("Campbell"), Beacon Management Corp. ("Beacon"), Bridgewater Associates, Inc. ("Bridgewater") and Rabar Market Research, Inc. ("Rabar") (collectively, the "Advisors").

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 2000 and the results of its operations for the period from June 1, 2000 (commencement of trading operations) to June 30, 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements.

        Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.     Net Asset Value Per Unit:

        Changes in net asset value per Unit for the period from August 25, 1999, (date Partnership was organized) to June 30, 2000 was as follows:

                                   PERIOD FROM
                                 AUGUST 25, 1999
                                (DATE PARTNERSHIP
                                 WAS ORGANIZED)
                                       TO
                                  JUNE 30, 2000

Net realized and unrealized
 losses                             $  (17.61)
Interest income                          3.26
Expenses                               (49.78)
                                    ----------

Decrease for period                    (64.13)

Net Asset Value per Unit,
  beginning of period                1,000.00

Net Asset Value per Unit,
  end of period                     $  935.87
                                    =========

Redemption Net Asset Value
 Per Unit  *                        $  980.56
                                    =========


* For the purpose of a redemption, any remaining deferred liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit. (see note 3)

3.    Offering and Organization Costs:

        Offering and organization expenses of approximately $750,000 relating to the issuance and marketing of the Partnership's Units offered were initially paid by SSB. These costs have been recorded as due to SSB in the statement of financial condition. These costs are being reimbursed to SSB by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by the Chase Manhattan Bank).

        As of June 30, 2000, $25,653 of these cost are currently payable to SSB.

        The remaining deferred liability for these costs due to SSB of $750,000 (exclusive of interest charges) will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units.

4.     Trading Activities:

        The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses and partners' capital.

        The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.

        All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the period ended June 30, 2000 based on the monthly calculation, was $224,579. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2000, was $224,579 as detailed below.

                                    Fair Value
                                     June 30,
                                      2000
Currency:
 - Exchange Traded Contracts        $(148,007)
 - OTC Contracts Energy                  (264)
Energy                                263,423
Grains                                146,867
Interest Rates U.S.                    (3,203)
Interest Rates Non-U.S.               (33,509)
Livestock                              34,630
Metals                                (76,275)
Softs                                  61,358
Indices                               (20,441)
                                    ----------

Total                               $ 224,579
                                    =========

5.     Financial Instrument Risk

       The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

        Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

        Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

        The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

        The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the period ended June 30, 2000.

        The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

        For the period ended June 30, 2000, Partnership capital decreased 6.4% from $16,209,000 (proceeds from offering) to $15,169,525. This decrease was attributable to the initial expense of offering and organization costs of $750,000.

Results of Operations

        During the period from June 1, 2000 (commencement of trading operations) to June 30, 2000, the partnership's net assets value per unit decreased 6.4% from $1,000.00 to $935.87. The Partnership experienced a net trading loss before brokerage commissions and related fees in the period ended June 30, 2000 of $206,624. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates and metals and were partially offset by gains in energy, grains, softs, indices and livestock. The Partnership commenced trading operations on June 1, 2000, and as a result, comparative information is not available.

        Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

        Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SSB based on the non competitive yield on the three month U.S. Treasury bill maturing in 30 days.

        Brokerage  commissions are calculated on the adjusted net asset value on
the  last  day  of  each  month  and,  therefore,   vary  according  to  trading
performance, additions and redemptions.

        All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions.

        Incentive fees are based on the new trading profits generated by each advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor.

Item 3. Quantitative and Qualitative Disclosures of Market Risk
           Introduction

        The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

        Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Partnership's open positions and the liquidity of the markets in which it trades.

        The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

        Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

        Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

        The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2000, the Partnership's total capitalization was approximately $15,169,525.


                                  June 30, 2000
                                   (Unaudited)

                                                                     Year to Date
                                               % of Total        High            Low
Market Sector                Value at Risk   Capitalization  Value at Risk    Value at Risk
-------------------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts    $  291,727       1.92%       $471,507        $291,727
 - OTC Contracts                    13,750       0.09%         38,081          13,750
Energy                             277,000       1.83%        298,000         209,400
Grains                             116,600       0.77%        116,600          27,850
Interest Rates U.S.                 77,600       0.51%         91,200          67,843
Interest Rates Non-U.S.            404,944       2.67%        455,637         223,434
Livestock                           41,800       0.28%         44,130           9,610
Metals                             156,275       1.03%        197,425         100,200
Softs                              115,600       0.76%        133,600          50,750
Indices                            495,200       3.26%        504,320         228,399
                                -----------      ------

Total                           $1,990,496      13.12%
                                ===========     ======



                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings -

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein, and in the first paragraph under the caption "Legal Proceedings" of the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended March 31, 2000, which description is included as Exhibit
99.2 to this Form 10-Q and incorporated by reference herein. On June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against Salomon Smith Barney Holdings, Inc. ("SSBH"), and remanded the matter to the circuit court for further proceedings.

Exhibit 99.1


Second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1999 (File No. 1-4346).

In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U.S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against SSBH. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court seeking review of the decision of the Court of Appeals. The petition was granted in January 2000.

Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the underlying transactions. With respect to the Internal Revenue Service, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.

Exhibit 99.2

First paragraph under the caption "Legal Proceedings" beginning on page 17 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended March 31, 2000 (File No.1-4346).

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein. In April 2000, the U.S. Supreme Court heard oral argument on plaintiffs' petition to reverse the decision of the U.S. Court of Appeals for the Seventh Circuit. The U.S.
Supreme Court reserved its decision, and has not yet released its opinion.


Item 2.  Changes in Securities and Use of Proceeds -  None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  (a) Exhibits - None

         (b) Reports on Form 8-K - None

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.


By:      Smith Barney Futures Management LLC
         (General Partner)


By:      /s/ David J. Vogel, President
         David J. Vogel, President

Date:    8/14/00


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management LLC
         (General Partner)


By:      /s/ David J. Vogel, President
         David J. Vogel, President


Date:    8/14/00


By:     /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date: 8/14/00