Form 10-Q
period 2000-09-30
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2000-11-14
CIK 1095007

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2000

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

                                                                     Page
                                                                    Number
PART I - Financial Information:

            Item 1.    Financial Statements:

                       Statement of Financial Condition
                       at September 30, 2000 (unaudited).               3

                       Statement of Income and Expenses
                       and  Partners'  Capital
                       for the three  months  ended
                       September  30, 2000 and the
                       period from June 1, 2000
                       (commencement of operations) to
                       September 30, 2000 (unaudited).                  4

                       Notes to Financial Statements
                       (unaudited)                                    5 - 10

            Item 2.    Management's Discussion and
                       Analysis of Financial Condition
                       and Results of Operations                     11 - 12

            Item 3.    Quantitative and Qualitative
                       Disclosures of Market Risk                    13 - 14

PART II - Other Information                                          15 - 18

                    PART I
         Item 1. Financial Statements

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
       Statement of Financial Condition
                  (Unaudited)


                                                  September 30,
                                                      2000
                                                  --------------
Assets:

Equity in commodity futures trading account:
  Cash                                             $ 24,049,978
  Net unrealized depreciation
   on open contracts                                   (678,740)
                                                  --------------
                                                     23,371,238
Interest receivable                                      95,561
                                                  --------------

                                                   $ 23,466,799
                                                  ==============


Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                         $ 103,727
  Management fees                                        35,721
  Incentive Fees                                         22,168
  Other                                                  22,572
  Due to SSB                                            672,046
  Redemptions                                            61,038
                                                  --------------
                                                        917,272
                                                  --------------

Partners' Capital:
General Partner, 243.2823 Unit equivalents
  outstanding in 2000                                   225,569
Limited Partners, 24,076.9114 Units of Limited
  Partnership Interest outstanding in 2000           22,323,958
                                                  --------------
                                                     22,549,527
                                                  --------------
                                                    $ 23,466,799
                                                  ==============

See Notes to Financial Statements.

            SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                   PERIOD FROM
                                                                   JUNE 1, 2000
                                                                (COMMENCEMENT OF
                                                      THREE          TRADING
                                                  MONTHS ENDED   OPERATIONS) TO
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                  -------------    -------------
                                                       2000            2000
                                                  -------------    -------------
Income:
Net gains (losses) on trading of
commodity futures:
Realized gains on closed positions                $    500,616     $     69,413
Change in unrealized losses on
open positions                                        (903,319)        (678,740)

                                                  ------------     ------------

                                                      (402,703)        (609,327)
Less, brokerage commissions
including clearing fees
of $8,521 and 12,387,
respectively                                          (303,085)        (381,841)

                                                  ------------     ------------

Net realized and unrealized losses                    (705,788)        (991,168)
Interest income                                        248,486          301,395

                                                  ------------     ------------

                                                      (457,302)        (689,773)

                                                  ------------     ------------


Expenses:
Management fees                                         96,186          120,334
Other                                                   30,425           63,281
Incentive fees                                          22,168           22,168

                                                  ------------     ------------

                                                       148,779          205,783

                                                  ------------     ------------
Net loss                                              (606,081)        (895,556)

Additions - Limited Partners                         8,024,000        8,024,000
- General Partner                                       79,000           79,000
Redemptions - Limited Partners                        (116,917)        (116,917)

                                                  ------------     ------------

Net increase in Partners' capital                    7,380,002        7,090,527

Proceeds from offering -Limited Partners                             16,046,000
                       -General Partner                                 163,000
Offering and organization costs                                        (750,000)

Partners' capital, beginning of period              15,169,525                -

                                                  ------------     ------------

Partners' capital, end of period                  $ 22,549,527     $ 22,549,527
                                                  ============     ============

Net asset value per Unit
(24,320.1937 Units outstanding
at September 30, 2000                             $     927.19     $     927.19
                                                  ============     ============


Net loss per Unit of Limited
Partnership Interest and General
Partner Unit equivalent                           $      (8.68)    $     (30.54)
                                                  ============     ============

Redemption Net Asset Value per Unit               $     953.72     $     953.72
                                                  ============     ============

See notes to Financial Statements
                                        4

           Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Notes to Financial Statements
                              September 30, 2000
                                 (Unaudited)

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

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2000 and the results of its operations for the period from June 1, 2000 (commencement of trading operations) to September 30, 2000 and for the three months ended September 30, 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements.

           Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Notes to Financial Statements
                              September 30, 2000
                                 (Unaudited)
                                 (Continued)


      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three months ended September 30, 2000 and for the period from August 25, 1999, (date Partnership was organized) to September 30, 2000 were as follows:

                                                            PERIOD FROM
                                                          AUGUST 25, 1999
                                                         (DATE PARTNERSHIP
                               THREE MONTHS ENDED          WAS ORGANIZED)
                                  SEPTEMBER 30,           TO SEPTEMBER 30,
                                     2000                       2000
                               -------------------        ---------------
Net realized and
 unrealized losses                   $ (26.92)               $  (44.53)
Interest income                        11.79                     15.05
Expenses                               (7.94)                   (11.45)
Other                                  14.39                     10.39
                                    ---------                ---------


Decrease for period                    (8.68)                   (30.54)

Net Asset Value per Unit,
  beginning of period                 935.87                  1,000.00

Offering & Organization
 cost Adjustment                         -0-                    (42.27)
                                    ---------                ---------

Net Asset Value per Unit,
  end of period                      $927.19                 $  927.19
                                     ========                =========

Redemption Net Asset
 Value Per Unit  *                   $953.72                 $  953.72
                                     ========                =========

* For the purpose of a redemption, any remaining deferred liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit. (see note 3)

           Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Notes to Financial Statements
                              September 30, 2000
                                 (Unaudited)
                                 (Continued)


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

      As of September 30, 2000, $77,954 of these costs have been reimbursed to SSB by the Partnership.

      In addition, the Partnership has recorded interest expense of $22,522, through September 30, 2000 which is included in other expenses.

      The remaining deferred liability for these costs due to SSB of $672,046 (exclusive of interest charges) will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units.

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

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


      All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the period ended September 30, 2000 based on the monthly calculation, was $69,836. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2000, was $678,740 as detailed below.

                                                   Fair Value
                                                  September 30,
                                                      2000
Currency:
 - Exchange Traded Contracts                        $(192,157)
 - OTC Contracts Energy                                 3,586
Energy                                               (281,518)
Grains                                                (33,591)
Interest Rates U.S.                                   140,860
Interest Rates Non-U.S.                              (117,051)
Livestock                                             (96,750)
Metals                                                 30,084
Softs                                                 (37,643)
Indices                                               (94,560)
                                                    ----------

Total                                               $(678,740)
                                                    ==========

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)

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

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

       The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2000.

       The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

      For the period ended September 30, 2000, Partnership capital increased 39.1% from $16,209,000 (proceeds from offering) to $22,549,527. This increase was primarily attributable to the additional sales of 8,231.1937 Units totaling $8,103,000, which was partially offset by the net loss from operations of $895,556 coupled with the redemption of 120 Units resulting in an outflow of $116,917 for the period ended September 30, 2000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

       During the Partnership's third quarter 2000, net asset value per unit decreased 0.9% from $935.87 to $927.19. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2000 of $402,703. Losses were primarily attributable to the trading of commodity contracts in currencies, energy, non-U.S. interest rates, livestock and indices and were partially offset by gains in grains, softs, metals and U.S. interest rates. The Partnership commenced trading operations on June 1, 2000, and as a result, comparative information is not available.

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

      The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2000, the Partnership's total capitalization was approximately $22,549,527.


                               September 30, 2000
                                   (Unaudited)

                                                                                   Year to Date
                                                      % of Total              High                 Low
Market Sector                      Value at Risk     Capitalization        Value at Risk    Value at Risk
---------------------------------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts         $  623,443             2.76%             $629,134          $283,123
 - OTC Contracts                         84,304             0.37%               84,304            13,750
Energy                                  377,000             1.67%              415,200           103,100
Grains                                  164,825             0.73%              164,825            27,850
Interest Rates U.S.                     264,000             1.17%              327,000            67,843
Interest Rates Non-U.S.                 451,804             2.00%              606,385           223,434
Livestock                                69,550             0.32%              115,128             9,610
Metals                                  413,525             1.83%              427,525           100,200
Softs                                   206,100             0.92%              244,500            50,750
Indices                                 643,875             2.86%              815,997           228,399
                                    -----------            ------

Total                                $3,298,426            14.63%
                                    ===========            ======


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings -


          There have been no material administrative, civil or criminal actions within the past five years against Salomon Smith Barney or any of its individual principals and no such actions are currently pending, except as follows.

          In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust), Ameritech Corporation, and an officer of Ameritech sued Salomon Brothers Inc and Salomon Brothers Realty Corporation in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The complaint alleged that purchases by Ameritech Pension Trust from the Salomon entities of approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. violated the Employee Retirement Income Security Act ("ERISA"), the Racketeer Influenced and Corrupt Organization Act ("RICO") and state law. Salomon Brothers Inc had acquired the participations issued by Motels of America and Best Inns to finance purchases of motel portfolios and sold 95% of three such issues and 100% of one such issue to Ameritech Pension Trust. Ameritech Pension Trust's complaint sought (1) approximately $20.9 million on the ERISA claim, and (2) in excess of $70 million on the RICO and state law claims as well as other relief. In various decisions between August 1993 and July 1999, the courts hearing the case have dismissed all of the allegations in the complaint against the Salomon entities. In October 1999, Ameritech appealed to the U.S. Supreme Court seeking review of the decision of the U.S. Court of Appeals for the Seventh Circuit that dismissed the sole remaining ERISA claim against the Salomon entities. In June 2000 the Supreme Court reversed the Seventh Circuit and remanded the case for further proceedings.

          Both the Department of Labor and the Internal Revenue Service have advised Salomon Brothers Inc that they were or are reviewing the transactions in which Ameritech Pension Trust acquired such participations. With respect to the Internal Revenue Service review, Salomon Smith Barney Holdings, Salomon Brothers Inc and Salomon Brothers Realty have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

          In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Salomon Smith Barney, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al. v. Bear

          Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. Salomon Smith Barney and the remaining brokerage firms settled with Orange County in mid 1999.

          In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the IRS denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. Salomon Smith Barney has asked the court to dismiss the amended complaints. In May 1999, the Court denied Salomon Smith Barney's motion to dismiss, but stayed the litigation because the matter was not ripe. In March 2000, the City filed a notice of discontinuance dismissing the complaints.

          In November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including Salomon Smith Barney, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. Salomon Smith Barney has asked the court to dismiss the amended complaint.

          In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions. In April 2000, seventeen investment banks, including Salomon Smith Barney entered into an agreement with the federal government to settle charges related to the pricing of Treasury securities in advanced refunding transactions.

          In December 1998, Salomon Smith Barney was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. A part of the settlement of that matter, Salomon Smith Barney, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.

          In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against Salomon Smith Barney in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, Salomon Smith Barney breached its contracts with plaintiffs, misused their monies, and engaged in tortious (wrongful) conduct, including breaching its fiduciary duties. Salomon Smith Barney asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and misuse of money claims to stand. In March 2000, the plaintiff's request to dismiss Salomon Smith Barney's amended counterclaims was argued and a decision is pending. Salomon Smith Barney will continue to contest this lawsuit vigorously.

          In the course of its business, Salomon Smith Barney, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of Salomon Smith Barney.

Item 2.  Changes in Securities and Use of Proceeds -

         The Partnership continues to offer units at the net asset value per Unit as of the end of each quarter. For the period ended September 30, 2000, there were additional sales of 8,150.9114 Units totaling $8,024,000 and contributions by the General partner representing
         80.2823 Units equivalents totaling $79,000.

         Proceeds from the sale of additions Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

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

Date:   11/14/00


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management LLC
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:   11/14/00


By:    /s/ Daniel A. Dantuono
       Daniel A. Dantuono
       Chief Financial Officer and
       Director

Date: 11/14/00
                                       19