Form 10-Q
period 2001-03-31
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2001-05-15
CIK 1095007

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter ended March 31, 2001
                                 --------------
       Commission File Number 333-87663
                                 ---------------

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                13-4077759
       -----------------------------------------------------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)


                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
      -----------------------------------------------------------------
         (Address and Zip Code of principal executive offices)


                          (212) 723-5424
      -----------------------------------------------------------------
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes   X    No
                                        -----     ----

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                           Page
                                                                          Number
PART I - Financial Information:

                Item 1.  Financial Statements:

                         Statement of Financial Condition
                         at March 31, 2001 and December 31,
                         2000 (unaudited).                                 3

                         Statement of Income and Expenses
                         and Partners' Capital for the
                         three months ended March 31, 2001
                         (unaudited).                                      4

                         Notes to Financial Statements
                         (unaudited)                                     5 - 10

                Item 2.  Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations                      11 - 12

                Item 3.  Quantitative and Qualitative
                         isclosures of Market Risk                      13 - 14

PART II - Other Information                                                15

                                      PART I
                           Item 1. Financial Statements

              Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                         Statement of Financial Condition
                                    (Unaudited)


                                                         March 31,  December 31,
                                                             2001           2000

Assets:
Equity in commodity futures trading account:
  Cash                                                 $38,606,071   $28,284,110
  Net unrealized appreciation
   on open postions                                      4,749,350     3,153,968
  Commodity options owned,
  at market value (cost $38,939)                            27,808          --
                                                       -----------   -----------
                                                        43,383,229    31,438,078
Interest receivable                                        132,174       119,340
                                                       -----------   -----------
                                                       $43,515,403   $31,557,418
                                                       ===========   ===========

Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                          $   199,406   $   144,165
  Management fees                                           73,458        49,799
  Incentive fees                                           654,805       568,604
  Other                                                     37,791       116,061
  Due to SSB                                               491,461       589,753
  Redemptions                                              186,321        16,239
                                                       -----------   -----------
                                                         1,643,242     1,484,621
                                                       -----------   -----------

Partners' Capital:
General Partner, 377.9554 and 291.9152
 Unit equivalents  outstanding in 2001
 and 2000, respectively                                    420,717       304,240
Limited Partners, 37,238.4655 and 28,562.6770
 Units of Limited Partnership Interest
 outstanding in 2001 and 2000, respectively             41,451,444    29,768,557
                                                       -----------   -----------
                                                        41,872,161    30,072,797
                                                       -----------   -----------
                                                       $43,515,403   $31,557,418
                                                       ===========   ===========

See Notes to Financial Statements.

                           INSERT FINANCIAL STATEMENT
             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P. STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                          MARCH 31,
                                                      -------------
                                                           2001
Income:
Net gains on trading of commodity
   interests:
Realized gains on closed positions       $  2,104,539
Change in unrealized gains on open
   positions                                1,584,251
                                         ------------
                                            3,688,790
Less, brokerage commissions
including clearing fees
of $20,922                                   (536,052)
                                         ------------
Net realized and unrealized gains           3,152,738
  Interest income                             348,722
                                         ------------
                                            3,501,460
                                         ------------
Expenses:
  Management fees                             173,320
  Incentive Fees                              654,805
  Other expenses                               33,516
                                         ------------
                                              861,641
                                         ------------
Net income                                  2,639,819

Additions - Limited Partners                9,544,000
          - General Partner                    90,000
Redemptions - Limited Partners               (474,455)
                                         ------------
Net increase in Partners' capital          11,799,364

Partners' capital, beginning of period     30,072,797
                                         ------------
Partners' capital, end of period         $ 41,872,161
                                         ------------
Net asset value per Unit
 (37,616.4209 at March 31,2001)          $   1,113.14
                                           ------------
Net income per Unit of Limited
  Partnership Interest and General
  Partner Unit equivalent                     $ 67.07
                                               -------


See Notes to Financial Statements

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

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

     Between January 31, 2000 (commencement of the offering period) and May 31, 2000, 16,045 Units of limited partnership interest and 162 Unit equivalents representing the general partner's contribution were sold at $1,000 per unit. The proceeds of the offering were held in an escrow account until May 31, 2000, at which time they were turned over to the Partnership for trading.

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2001, all trading decisions are made for the Partnership by Campbell & Company, Inc., ("Campbell"), Beacon Management Corp. ("Beacon"), Graham Capital Management L.P. ("Graham") and Rabar Market Research, Inc. ("Rabar") (collectively, the "Advisors"). Effective March 1, 2001, Bridgewater Associates, Inc. was terminated as an Advisor to the Partnership. Graham Capital Management L.P. was added as an Advisor on that same date.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.      Financial Highlights:

    Changes in net asset value per Unit for the three months ended March 31, 2001 were as follows:

                                                  THREE MONTHS ENDED
                                                     MARCH 31, 2001

Net realized and  unrealized gains                      $  80.32
Interest income                                            10.47
Expenses                                                  (23.72)
                                                        ---------
Increase for period                                        67.07

Net Asset Value per Unit,
  beginning of period                                   1,042.22

Redemption/subscription value
 per unit versus net asset value
 per Unit                                                   3.85
                                                        ---------
Net Asset Value per Unit,
  end of period                                       $ 1,113.14
                                                        =========

Redemption/subscription Net Asset
 Value Per Unit *                                     $ 1,125.33
                                                        =========


Total return                                      6.8%
                                                  ----
Ratio of expenses, including
 brokerage commissions, to average
 net assets **                                    3.1%
                                                  ----
Ratio of net income to average
 net assets **                                    5.8%
                                                  ----


     * For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering and organization expenses will not reduce redemption/subscription net asset value per unit. (see note 3)
** Annualized

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)


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

     As of March 31, 2001, $258,539 of these costs have been reimbursed to SSB by the Partnership.

     In addition, the Partnership has recorded interest expense of $49,513, through March 31, 2001 which is included in other expenses.

     The remaining deferred liability for these costs due to SSB of $491,461 (exclusive of interest charges) will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units.

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

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)


     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2001 and December 31, 2000, respectively, based on the monthly calculation, were $2,990,481 and $674,420. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2001 and December 31, 2000, was $4,777,158 and $3,153,968 as detailed below.


                                                                Fair Value
                                                   -----------------------------
                                                   March 31,        December 31,
                                                        2001               2000
Currency:
- Exchange Traded Contracts                      $ 1,251,289        $   597,014
- OTC Contracts                                      109,345            (17,158)
Energy                                               (22,980)           258,193
Grains                                               775,846             72,296
Interest Rates U.S.                                  695,219          1,464,725
Interest Rates Non-U.S                               135,410            630,571
Livestock                                            233,100            242,880
Metals:
- Exchange Traded Contracts                          435,495             83,260
- OTC Contracts                                      104,511            (15,669)
Softs                                              1,069,848            129,435
Indices                                               (9,925)          (291,579)
                                                 -----------        -----------

Total                                            $ 4,777,158        $ 3,153,968
                                                 ===========        ===========

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation (depreciation) in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)


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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.
                                        10

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the period ended March 31, 2001, Partnership capital increased 39.2% from $30,072,797 to $41,872,161. This increase was primarily attributable to the additional sales of 9,116.9884 Units totaling $9,544,000 and 86.0402 General Partner unit equivalents totaling $90,000 coupled with a net income from operations of $2,639,819, which was partially offset by a redemption of 441.1999 Units resulting in an outflow of $474,455 for the period ended March 31, 2001. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

     During the Partnership's first quarter 2001, net asset value per unit increased 6.8% from $1,042.22 to $1,113.14. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2001 of $3,688,790. Gains were primarily attributable to the trading of commodity contracts in currencies, grains, softs, metals, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in energy and indices. The Partnership commenced trading operations on June 1, 2000, and as a result, comparative information is not available.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non competitive yield on the three month U.S. Treasury bill maturing in 30 days.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2001, the Partnership's total capitalization was approximately $41,872,161.


                                 March 31, 2001
                                   (Unaudited)

                                                                Year to Date
                                               % of Total   High             Low
Market Sector                Value at Risk  Capitalization  Value at Risk  Value at Risk
----------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts       $1,017,537   2.43%    $1,017,537   $  412,424
 - OTC Contracts                    2,875,633   6.87%     2,875,633       27,500
Energy                                452,650   1.08%       509,200      169,100
Grains                                411,375   0.98%       411,375       71,425
Interest Rates U.S.                   764,300   1.83%       786,400      489,400
Interest Rates Non-U.S              1,277,025   3.05%     1,372,668      794,572
Livestock                             179,100   0.43%       237,200       80,700
Metals:
 - Exchange Trade Contracts           588,400   1.40%       733,600      308,800
 - OTC Contracts                      288,700   0.69%       288,700       65,575
Softs                                 485,313   1.16%       505,683      198,800
Indices                             1,333,093   3.18%     1,341,398      859,815
                                   ---------- -------
Total                              $9,673,126  23.10%
                                   ========== =======

                             PART II OTHER INFORMATION

Item 1.   Legal Proceedings -  None

Item 2.   Changes in Securities and Use of Proceeds -

          The Partnership continues to offer units at the net asset value per Unit as of the end of each quarter. For the period ended March 31, 2001, there were additional sales of 9,116.9884 Units totaling $9,544,000 and contributions by the General partner representing
          86.0402 Units equivalents totaling $90,000.

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

Date:      5/11/01


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Smith Barney Futures Management LLC
           (General Partner)


By:        /s/ David J. Vogel, President
           David J. Vogel, President


Date:      5/11/01


By:       /s/ Daniel R. McAuliffe, Jr.
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date:     5/11/01