Form 10-Q
period 2001-06-30
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2001-08-14
CIK 1095007

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2001
                      -------------

Commission File Number  000-32599
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

                Item 1.  Financial Statements:

                         Statement of Financial Condition
                         at June 30, 2001 and December 31,
                         2000 (unaudited).                                 3

                         Statement of Income and Expenses
                         and Partners' Capital for the three
                         and six months ended June 30, 2001
                         and for the period from August 25,
                         1999 (date Partnership was organized)
                         to June 30, 2000) (unaudited).                     4

                         Notes to Financial Statements
                         (unaudited)                                      5 - 11

                Item 2.  Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations                       12 - 13

                Item 3.  Quantitative and Qualitative
                         Disclosures of Market Risk                      14 - 15

PART II - Other Information                                                 16

                                     PART I
                          Item 1. Financial Statements

              Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Statement of Financial Condition
                                   (Unaudited)


                                                                              June 30,    December 31,
                                                                                2001            2000
                                                                            -----------   -----------
Assets:
Equity in commodity futures trading account:
  Cash                                                                      $50,918,395   $28,284,110
  Net unrealized appreciation on open positions                               1,183,840     3,153,968
                                                                            -----------   -----------
                                                                             52,102,235    31,438,078
Interest receivable                                                             112,024       119,340
                                                                            -----------   -----------
                                                                            $52,214,259   $31,557,418
                                                                            ===========   ===========


Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                                               $   231,586   $   144,165
  Management fees                                                                85,360        49,799
  Incentive fees                                                                229,400       568,604
  Other                                                                          22,848       116,061
  Due to SSB                                                                    393,170       589,753
  Redemptions payable                                                           594,359        16,239
                                                                            -----------   -----------
                                                                              1,556,723     1,484,621
                                                                            -----------   -----------


Partners' Capital:
General Partner, 495.3759 and 291.9152 Unit equivalents
  outstanding in 2001 and 2000, respectively                                    514,953       304,240
Limited Partners, 48,236.3802 and 28,562.6770 Units of
  Limited Partnership Interest outstanding in 2001 and 2000, respectively    50,142,583    29,768,557
                                                                            -----------   -----------
                                                                             50,657,536    30,072,797
                                                                            -----------   -----------
                                                                            $52,214,259   $31,557,418
                                                                            ===========   ===========



See Notes to Financial Statements.

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P. STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                                           Period from
                                                                                           June 1, 2000
                                                                                         (Commencement of
                                                           Months Ended   Months Ended  trading operations)
                                                            June 30,       June 30,        to June 30,
                                                           -----------    -------------  -------------
                                                                 2001            2001            2000
                                                           -----------    -------------   ------------
Income:
  Net gains (losses) on trading of commodity interests:
  Realized gains (losses) on closed positions             $    644,735    $  2,749,273    $   (431,203)
  Change in unrealized gains (losses) on open
   positions                                                (3,554,380)     (1,970,128)        224,579
                                                          ------------    ------------    ------------

                                                            (2,909,645)        779,145        (206,624)
Less, brokerage commissions including clearing fees
  of $32,646,  $53,568 and $3,866, respectively               (711,594)     (1,247,646)        (78,756)
                                                          ------------    ------------    ------------

  Net realized and unrealized losses                        (3,621,239)       (468,501)       (285,380)
  Interest income                                              342,262         690,984          52,909
                                                          ------------    ------------    ------------

                                                            (3,278,977)        222,483        (232,471)

                                                          ------------    ------------    ------------

Expenses:
  Management fees                                              236,394         409,714          24,148
  Other expenses                                                78,398         111,915          32,856
  Incentive fees                                              (425,404)        229,400            --
                                                          ------------    ------------    ------------

                                                              (110,612)        751,029          57,004
                                                          ------------    ------------    ------------

  Net loss                                                  (3,168,365)       (528,546)       (289,475)
  Additions- Limited Partner                                14,627,000      24,171,000      16,047,000
          - General Partner                                    126,000         216,000         162,000
  Offering and organization expense                               --              --          (750,000)
  Redemptions- Limited Partners                             (2,799,260)     (3,273,715)           --

                                                          ------------    ------------    ------------

  Net increase  in Partners' capital                         8,785,375      20,584,739      15,169,525

Partners' capital, beginning of period                      41,872,161      30,072,797            --

                                                          ------------    ------------    ------------

Partners' capital, end of period                          $ 50,657,536    $ 50,657,536    $ 15,169,525
                                                          ------------    ------------    ------------

Net asset value per Unit
  ( 48,731.7561 and 16,209 Units outstanding
   at June 30, 2001 and 2000, respectively )              $   1,039.52    $   1,039.52    $     935.87
                                                          ------------    ------------    ------------

Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent            $     (73.62)   $      (2.70)   $     (64.13)
                                                          ------------    ------------    ------------

Redemption Net asset value per Unit                       $   1,046.91    $   1,046.91    $     980.56
                                                          ------------    ------------    ------------



See Notes to Financial Statements.

                         Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2001, all trading decisions are made for the Partnership by Campbell & Company, Inc., ("Campbell"), Beacon Management Corp. ("Beacon"), Graham Capital Management L.P. ("Graham") and Rabar Market Research, Inc. ("Rabar") (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 and for the period from June 1, 2000 (commencement of trading operations) to June 30, 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

                   Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                         Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)
2. Financial Highlights:

     Changes in net asset value per Unit for the three and six months ended June 30, 2001 and for the period from June 1, 2000 (commencement of trading operations) to June 30, 2000 were as follows:





                                                                             PERIOD FROM
                                                                            (JUNE 1, 2000
                                                  THREE         SIX        COMMENCEMENT OF
                                              MONTHS ENDED  MONTHS ENDED  TRADING OPERATIONS)
                                                 JUNE 30,     JUNE 30,       TO JUNE 30,
                                                   2001         2001           2000
                                                --------     ----------      ---------

Net realized and  unrealized losses         $     (89.29)$      (8.97)   $     (17.61)
Interest income                                     7.77        18.24            3.26
Expenses                                            3.90       (19.82)          (3.51)
                                                ---------    ---------       ---------

Decrease for period                               (77.62)      (10.55)         (17.86)
Net Asset Value per Unit,
 beginning of period                            1,113.14     1,042.22        1,000.00

Offering and Organization cost adjustment                                      (46.27)
Redemption/subscription value
 per unit versus net asset value per Unit           4.00         7.85              --
                                               ---------    ---------        ---------

Net Asset Value per Unit, end of period     $   1,039.52 $   1,039.52    $     935.87
                                               =========    =========        =========

Redemption/subscription Net Asset
 Value Per Unit                *            $   1,046.91 $   1,046.91    $     980.56
                                               =========    =========        =========



Total Return                                       (7.0)%       (1.4)%

Ratio of expenses, including brokerage
 commissions, to average  net assets  **            5.4%        10.3%

Ratio of net loss to average net assets **         (4.7)%       (2.7)%

     * For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering and organization expenses will not reduce redemption/subscription net asset value per unit. (see note 3)

 ** Annualized

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)


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

     As of June 30, 2001, $356,830 of these costs have been reimbursed to SSB by the Partnership.

     In addition, the Partnership has recorded interest expense of $59,612, through June 30, 2001 which is included in other expenses.

     The remaining deferred liability for these costs due to SSB of $393,170 (exclusive of interest charges) will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption/subsbription value of Units.

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

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)


     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the six months ended June 30, 2001 and the period ended December 31, 2000, respectively, based on the monthly calculation, were $2,248,999 and $674,420. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2001 and December 31, 2000, was $1,183,840 and $3,153,968 as detailed below.


                                         Fair Value
                               -----------------------------
                                  June 30,     December 31,
                                     2001         2000
                               ------------   ------------
Currency:
- Exchange Traded Contracts   $   (40,151)   $   597,014
- OTC Contracts                   (84,952)       (17,158)
Energy                            420,749        258,193
Grains                            302,453         72,296
Interest Rates U.S.              (137,429)     1,464,725
Interest Rates Non-U.S            253,013        630,571
Livestock                         177,073        242,880
Metals:
- Exchange Traded Contracts        67,607         83,260
- OTC Contracts                   133,363        (15,669)
Softs                             193,186        129,435
Indices                          (101,072)      (291,579)
                              -----------    -----------

Total                         $ 1,183,840    $ 3,153,968
                              ===========    ===========

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

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

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)


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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2001, Partnership capital increased 68.4% from $30,072,797 to $50,657,536. This increase was primarily attributable to the additional sales of 22,796.4204 Units totaling $24,171,000 and 203.4607 General Partner unit equivalents totaling $216,000, which was partially offset by net loss from operations of $528,546 coupled with a redemption of 3,122.7172 Units resulting in an outflow of $3,273,715 for the six months ended June 30, 2001. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

     During the Partnership's second quarter 2001, net asset value per unit decreased 6.6% from $1,113.14 to $1,039.52 as compared to a decrease of 6.4% for the period ended June 1, 2000 (commencement of trading operations) to June 30, 2000. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $2,909,645. Losses were primarily attributable to the trading of commodity contracts in currencies, energy, softs, metals, U.S. and non-U.S. interest rates and livestock and were partially offset by gains in grains and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees for the period ended June 30, 2000 of $206,624. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates and metals and were partially offset by gains in energy, grains, softs, indices and livestock.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2001, the Partnership's total capitalization was approximately $50,657,536. There has been no material change in the trading value at risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.


                                  June 30, 2001
                                   (Unaudited)


                                                                           Year to Date
                                          % of Total                    Low             High
Market Sector              Value at Risk Capitalization            Value at Risk   Value at Risk
-------------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $1,137,797       2.25%                 $1,137,797   $  412,424
 - OTC Contracts                  858,326       1.69%                  3,153,404       27,500
Energy                            486,850       0.96%                    577,000      112,330
Grains                            586,500       1.16%                    586,500       71,425
Interest Rates U.S.               369,281       0.73%                    786,400      350,588
Interest Rates Non-U.S          1,176,547       2.32%                  1,372,668      749,079
Livestock                         271,840       0.54%                    271,840       45,730
Metals:
 - Exchange Traded Contracts      545,200       1.07%                    733,600      308,800
 - OTC Contracts                  259,750       0.51%                    312,200       65,575
Softs                             613,846       1.21%                    613,846      198,800
Indices                         1,325,059       2.62%                  1,371,862      805,204
                              ----------   ----------

Total                          $7,630,996      15.06%
                              ==========   ==========


                             PART II OTHER INFORMATION

Item 1.   Legal Proceedings -  None

Item 2.   Changes in Securities and Use of Proceeds -
               The Partnership continues to offer units at the net asset value per Unit as of the end of each month. For the six months ended June 30, 2001, there were additional sales of 22,796.4204 Units totaling $24,171,000 and contributions by the General Partner representing
          203.4607 Units equivalents totaling $216,000.

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

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.


By:        Smith Barney Futures Management LLC
           (General Partner)


By:        /s/ David J. Vogel, President
           -------------------------------
           David J. Vogel, President

Date:      8/13/01
           ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Smith Barney Futures Management LLC
           (General Partner)


By:        /s/ David J. Vogel, President
           -------------------------------
           David J. Vogel, President


Date:      8/13/01
           ---------


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date: 8/13/01