Form 10-Q
period 2001-09-30
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2001-11-13
CIK 1095007

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2001
                      ------------------

Commission File Number  000-32599
                       ---------------

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New York                                      13-4077759
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)


                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
--------------------------------------------------------------------------------
         (Address and Zip Code of principal executive offices)


                          (212) 723-5424
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

        Statement of Financial Condition
        at September 30, 2001 and December 31,
        2000 (unaudited).                                         3

        Statement of Income and Expenses and Partners'
        Capital for the three and nine months ended
        September 30, 2001 and for the period from June
        1, 2000 (commencement of trading operations)
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

                                   PART I
                        Item 1. Financial Statements

          Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                      Statement of Financial Condition
                                (Unaudited)


                                                      September 30, December 31,
                                                          2001         2000
                                                      ------------   -----------

Assets:
Equity in commodity futures trading account:
  Cash                                                 $53,745,753   $28,284,110
  Net unrealized appreciation on open positions          7,067,979     3,153,968

                                                       -----------   -----------
                                                        60,813,732    31,438,078
Interest receivable                                        114,881       119,340

                                                       -----------   -----------
                                                       $60,928,613   $31,557,418
                                                       ===========   ===========


Liabilities and Partners' Capital:
Liabilities:
 Accrued expenses:
  Commissions                                          $   270,267   $   144,165
  Management fees                                           99,629        49,799
  Incentive fees                                           476,536       568,604
  Other                                                     18,166       116,061
  Due to SSB                                               294,879       589,753
  Redemptions payable                                      633,188        16,239
                                                       -----------   -----------

                                                         1,792,665     1,484,621
                                                       -----------   -----------

Partners' Capital:
General Partner, 567.0153 and 291.9152 Unit
  equivalents outstanding in 2001 and
  2000, respectively                                       603,616       304,240
Limited Partners, 54,982.9458 and 28,562.6770 Units
  of Limited Partnership Interest outstanding
  in 2001 and 2000, respectively                        58,532,332    29,768,557
                                                       -----------   -----------

                                                        59,135,948    30,072,797
                                                       -----------   -----------

                                                       $60,928,613   $31,557,418
                                                       ===========   ===========

See Notes to Financial Statements.

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P. STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                                                     PERIOD FROM
                                                                                                    JUNE 1, 2000
                                                   THREE            THREE             NINE        (COMMENCEMENT OF
                                                 MONTHS ENDED      MONTHS ENDED   MONTHS ENDED   TRADING OPERATIONS)
                                                SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,     TO SEPTEMBER 30,
                                              ---------------------------------------------------------------------
                                                    2001              2000            2001            2000
                                              ----------------  ---------------   -----------     -----------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions    $ (3,262,396)   $    500,616    $   (513,122)         69,413
  Change in unrealized gains (losses) on open
   positions                                        5,884,140        (903,319)      3,914,011        (678,740)
                                                 ------------    ------------    ------------    ------------
                                                    2,621,744        (402,703)      3,400,889        (609,327)
Less, brokerage commissions including clearing
  fees of $40,943, $8,521,  $94,511 and
 $12,387, respectively                               (863,800)       (303,085)     (2,111,446)       (381,841)
                                                 ------------    ------------    ------------    ------------
  Net realized and unrealized gains (losses)        1,757,944        (705,788)      1,289,443        (991,168)
  Interest income                                     366,723         248,486       1,057,707         301,395
                                                 ------------    ------------    ------------    ------------
                                                    2,124,667        (457,302)      2,347,150        (689,773)
                                                 ------------    ------------    ------------    ------------
 Expenses:
  Management fees                                     283,036          96,186         692,750         120,334
  Incentive fees                                      247,136          22,168         476,536          22,168
  Other expenses                                      109,341          30,425         221,256          63,281
                                                 ------------    ------------    ------------    ------------
                                                      639,513         148,779       1,390,542         205,783
                                                 ------------    ------------    ------------    ------------
  Net income (loss)                                 1,485,154        (606,081)        956,608        (895,556)
  Additions- Limited Partner                        8,555,000       8,024,000      32,726,000       8,024,000
                 - General Partner                     75,000          79,000         291,000          79,000
  Offering and organization expense                       -               -               -          (750,000)
  Redemptions- Limited Partners                    (1,636,742)       (116,917)     (4,910,457)       (116,917)
                                                 ------------    ------------    ------------    ------------

  Net increase  in Partners' capital                8,478,412       7,380,002      29,063,151       6,340,527
Proceeds from offering - Limited Partners                 -               -               -        16,046,000
                       - General Partner                  -               -               -           163,000
Partners' capital, beginning of period             50,657,536      15,169,525      30,072,797             -
                                                 ------------    ------------    ------------    ------------
Partners' capital, end of period                 $ 59,135,948    $ 22,549,527    $ 59,135,948    $ 22,549,527
                                                 ============    ============    ============    ============
Net asset value per Unit
  ( 55,549.9611 and 24,320.1937 Units
   outstanding at September 30, 2001 and
   2000, respectively )                          $   1,064.55    $     927.19    $   1,064.55    $     927.19
                                                 ============    ============    ============    ============
Net income (loss) per Unit of Limited
  Partnership Interest and General
  Partner Unit equivalent                            $  24.44         $ (23.07)       $ 13.89        $ (40.93)
                                              ================  ===============   ===========     ============
Redemption Net asset value per Unit                $ 1,069.27         $ 953.72     $ 1,069.27        $ 953.72
                                              ================  ===============   ===========      ===========


See notes to Financial Statements
                                                                               4

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

     Between January 31, 2000 (commencement of the offering period) and May 30, 2000, 16,045 Units of limited partnership interest and 162 Unit equivalents representing the general partner's contribution were sold at $1,000 per unit. The proceeds of the offering were held in an escrow account until May 31, 2000, at which time they were turned over to the Partnership for trading.

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2001, all trading decisions are made for the Partnership by Campbell & Company, Inc., ("Campbell"), Beacon Management Corp. ("Beacon"), Graham Capital Management L.P. ("Graham") and Rabar Market Research, Inc. ("Rabar") (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and for the period from June 1, 2000 (commencement of trading operations) to September 30, 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)
2. Financial Highlights:

        Changes in net asset value per Unit for the three and nine months ended September 30, 2001, the three months ended September 30, 2000 and for the period from June 1, 2000 (commencement of trading operations) to September 30, 2000 were as follows:

                                                                           PERIOD FROM
                                                                          (JUNE 1, 2000
                                                            NINE MONTHS   COMMENCEMENT OF
                                     THREE MONTHS ENDED       ENDED     TRADING OPERATIONS)
                                        SEPTEMBER 30,      SEPTEMBER 30,   SEPTEMBER 30,
                                   -----------------------   ----------   ------------
                                      2001          2000         2001           2000
                                   ---------      --------   ---------     -----------
Net realized and unrealized
 Gains(losses)                       $ 29.09     $ (26.92)    $  20.12     $ (44.53)
Interest income                         6.85        11.79        25.09        15.05
Expenses                              (11.50)       (7.94)      (31.32)      (11.45)
                                   ---------      ---------   ---------     ---------
Increase(decrease)for period           24.44       (23.07)       13.89       (40.93)
Net Asset Value per Unit,
 beginning of period                1,039.52       935.87     1,042.22     1,000.00
Offering and Organization
cost adjustment                           -            -            -        (31.88)
Redemption/subscription value
 per unit versus net asset
 value per Unit                         0.59        14.39         8.44            -
                                    ---------     ---------    ---------    -------
Net Asset Value per Unit,
 end of period                    $ 1,064.55     $ 927.19   $ 1,064.55     $ 927.19
                                    =========    =========    =========    =======
Redemption/subscription Net
 Asset Value Per Unit*            $ 1,069.27     $ 953.72   $ 1,069.27     $ 953.72
                                    =========    =========    =========    ========

Total Return                             2.4%                      2.1%
Ratio of expenses, including
 Brokerage commissions, to
 average  net assets  **                11.1%                     10.7%
Ratio of net income to average
 net assets **                          10.9%                      2.9%

* For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering and organization expenses will not reduce redemption/subscription net asset value per unit. (see note 3)
** Annualized

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)


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

     As of September 30, 2001, $455,121 of these costs have been reimbursed to SSB by the Partnership.

     In addition, the Partnership has recorded interest expense of $67,466, through September 30, 2001 which is included in other expenses.

     The remaining deferred liability for these costs due to SSB of $259,812 (exclusive of interest charges) will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption/subsbription value of Units.

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

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)


     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the nine months ended September 30, 2001 and the period from June 1, 2000 (commencement of trading operations) to December 31, 2000, respectively, based on the monthly calculation, were $2,829,219 and $674,420. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2001 and December 31, 2000, was $7,067,979 and $3,153,968 as detailed below.


                                       Fair Value
                              -------------    -----------
                              September 30,     December 31,
                                  2001            2000
                              -------------    ----------
Currency:
- Exchange Traded Contracts   $   779,792    $   597,014
- OTC Contracts                    34,483        (17,158)
Energy                             48,721        258,193
Grains                             17,544         72,296
Interest Rates U.S.             2,830,647      1,464,725
Interest Rates Non-U.S          1,297,103        630,571
Livestock                         268,149        242,880
Metals:
- Exchange Traded Contracts       392,970         83,260
- OTC Contracts                   275,087        (15,669)
Softs                           1,144,480        129,435
Indices                           (20,997)      (291,579)
                              -----------    -----------

Total                         $ 7,067,979    $ 3,153,968
                              ===========    ===========

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

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

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)


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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2001, Partnership capital increased 96.6% from $30,072,797 to $59,135,948. This increase was primarily attributable to net income of operations of $956,608 coupled with additional sales of 31,123.3583 Units totaling $32,726,000 and 275.1001 General Partner unit equivalents totaling $291,000, which was partially offset by redemption of 4,703.0895 Units resulting in an outflow of $4,910,457 for the nine months ended September 30, 2001. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

     During the Partnership's third quarter 2001, net asset value per unit increased 2.4% from $1,039.52 to $1,064.55 as compared to a decrease of 0.9% in the third quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2001 of $2,621,744. Gains were primarily attributable to the trading of commodity contracts in metals, livestock, softs, U.S. and non-U.S. interest rates and were partially offset by losses in grains, currencies, energy and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees for the third quarter of 2000 of $402,703. Losses were primarily attributable to the trading of commodity futures in currencies, energy, non-U.S. interest rates, indices and livestock and were partially offset by gains in grains, softs, metals and U.S. interest rates.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non competitive yield on the three month U.S. Treasury bill maturing in 30 days. Interest income for the three months ended September 30, 2001 increased by $118,237 as compared to the corresponding period in 2000

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance, additions and redemptions. Commissions and fees for the three months ended September 30, 2001 increased by $560,715 as compared to the corresponding period in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended September 30, 2001 increased by 4186,850 as compared to the corresponding period in 2000.

     Incentive fees are based on the new trading profits generated by each advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor and are payable annually. Incentive fees accrued for the three months ended September 30, 2001 decreased by $229,400 as compared to the corresponding period in 2000.

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

     Market movements result in frequent changes in the fair value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Partnership's open positions and the liquidity of the markets in which it trades.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2001, the Partnership's total capitalization was approximately $59,135,948. There has been no material change in the trading value at risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.


                               September 30, 2001
                                   (Unaudited)

                                                                Year to Date
                                              % of Total      High       Low
Market Sector                Value at Risk   Capitalization     Value at Risk
--------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts   $1,127,901       1.91%    $1,284,755   $  412,424
 - OTC Contracts                1,026,285       1.73%     3,153,404       27,500
Energy                            581,500       0.98%     1,128,500      112,330
Grains                            234,050       0.40%       666,050       71,425
Interest Rates U.S.             1,168,600       1.98%     1,209,000      297,350
Interest Rates Non-U.S          1,783,273       3.01%     1,913,399      749,079
Livestock                         164,296       0.28%       308,760       45,730
Metals:
 - Exchange Traded Contracts      635,100       1.07%     1,022,000      308,800
 - OTC Contracts                  317,025       0.54%       518,475       65,575
Softs                             793,962       1.34%       793,962      198,800
Indices                         1,122,077       1.90%     2,276,237      805,204
                               ----------   ----------
Total                          $8,954,069      15.14%
                               ==========   ==========

          PART II OTHER INFORMATION

Item 1.   Legal Proceedings -  None

Item 2.   Changes in Securities and Use of Proceeds -

          The Partnership continues to offer units at the net asset value per Unit as of the end of each month. For the three and nine months ended September 30, 2001, there were additional sales of 8,326.9379 and 31,123.3583 Units totaling $8,555,000 and $32,726,000, respectively and  contributions  by the General  Partner  representing  71.6394 and
          275.1001 Unit equivalents totaling $75,000 and $291,000, respectively. For the three months ended September 30, 2000, there were additional sales of 8,150.9114 Units totaling $8,024,000 and contributions by the General Partner representing 80.2823 Unit equivalents totaling $79,000.

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

Date:      11/8/01
           ---------


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


Date:      11/8/01
           ---------


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date:     11/8/01