Form 10-K
period 2001-12-31
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2002-03-27
CIK 1095007

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

Commission File Number 000-32599
                       ---------


             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New York                              13-4077759
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:  Units of
                                                             Limited
                                                             Partnership
                                                             Interest

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 2002, Limited Partnership Units with an aggregate value of $73,207,088 were outstanding and held by non-affiliates.

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

     Sales of additional Units and additional general partner contributions and redemptions of Units for the year ended December 31, 2001 and for the period from August 25, 1999 (date Partnership was organized) to December 31, 2000, are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statement and Supplementary Data".

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

     As of December 31, 2001, all commodity trading decisions are made for the Partnership by Beacon Management Corporation ("Beacon"), Graham Capital
management L.P) ("Graham"), Campbell & Company, Inc. ("Campbell") and Rabar Market Research, Inc. ("Rabar") (collectively, the "Advisors"). None of the Advisors is affiliated with one another, the General Partner or SSB. The
Advisors  are  not  responsible  for  the   organization  or  operation  of  the

Partnership. Bridgewater Associates Inc. was terminated as an Advisor to the Partnership on March 1, 2001. Graham was added as an Advisor on that date.
Effective December 31, 2001, Rabar was terminated as an Advisor to the Partnership.

     Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership is obligated to pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to each Advisor as of the end of each month and an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

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

     (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the year ended December 31, 2001 and for the period from June 1, 2000 (commencement of trading operations) to December 31, 2000, is set forth under "Item 6. Select Financial Data". Partnership's capital as of December 31, 2001, was $69,871,834.

     (c) Narrative description of business.


         See Paragraphs (a) and (b) above.
         (i) through (x) - Not applicable.
         (xi) through (xii) - Not applicable.
         (xiii) - The Partnership has no employees.

     (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets and therefore this item is not applicable.

Item 2.  Properties.

     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.

Item 3.  Legal Proceedings.

     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Salomon Smith Barney Holdings Inc. ("SSBH") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

     Salomon Smith Barney Inc. ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.

     There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of Commodity Futures Trading Commission ("CFTC") disclosure requirements are:

     In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT"), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty

 Corporation ("SBRC") in the U.S. District Court for the Northern District
of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U. S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company. Plaintiffs filed a petition for certiorari with the U. S. Supreme Court seeking review of the decision of the Court of Appeals, which was granted in January 2000. After hearing oral argument, on June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company, and remanded the matter to the circuit court for further proceedings. Subsequently, the circuit court remanded the matter to the U.S. District Court for the Northern District of Illinois for further proceedings.

     Both the Department of Labor and the Internal Revenue Service ("IRS") have advised SBI that they were or are reviewing the underlying transactions. With respect to the IRS, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.

     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange Count. SSB and the remaining brokerage firms settled with Orange County in mid 1999.

     In June 1998, complaints were filed in the U.S. district Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc, et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the IRS denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. The Court denied the motion but stayed the case. Subsequently, the city withdrew the lawsuit.

     In November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The Complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, Charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. SSB has asked the court to dismiss the amended complaint. In November 1999, SSB moved to dismiss the amended complaint. In May 2001, the parties reached, and the court preliminarily approved, a tentative settlement. In September 2001, the court approved the settlement.

     In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting and industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions, In April 2000 SSB and several other broker-dealers entered into a settlement with the IRS and the SEC. In December 1998, SSB was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegation, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15cl -2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.

     In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiffs' motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. Discovery is ongoing.

     SSBH and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBH's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of SSBH's management, none of these actions is expected to have a material adverse effect on the results of operations, consolidated financial condition or liquidity of SSBH and its subsidiaries.

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

     (b) Holders. The number of holders of Units of Limited Partnership Interest as of December 31, 2001, was 2,493.

     (c) Distribution. The Partnership did not declare a distribution in 2001 and 2000.

     (d) Use of Proceeds. For the period ended December 31, 2001, there were additional sales of 45,419.4548 Units totaling $47,856,000 and contributions by the General Partner representing 401.8626 Units equivalents totaling $425,000. For the period ended December 31, 2000, there were additional sales of 12,846.3864 Units totaling $12,563,000 and contributions by the General Partner representing 128.9152 Unit equivalents totaling $126,000. Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6. Selected Financial Data. The Partnership commenced trading operations on June 1, 2000. Realized and unrealized trading gains, interest income, net income and increase in Net Asset Value per Unit for the year ended December 31, 2001 and for the period from June 1, 2000 (commencement of trading operations) to December 31, 2000, and total assets at December 31, 2001 and 2000 were as follows:

                                                      2001              2000
                                                  ----------          ---------
Realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 of $3,132,288 and $803,045,
 respectively                                    $ (1,626,277)      $  2,637,312
Interest income                                     1,330,414            633,253
                                                 ------------       ------------
                                                 $   (295,863)      $  3,270,565
                                                 ============       ============
Net income (loss)                                $ (1,932,112)      $  2,246,017
                                                 ============       ============
Increase (decrease) in Net
 Asset Value per Unit                            $     (20.54)      $      42.22
                                                 ============       ============
Total assets                                     $ 71,587,137       $ 31,557,418
                                                 ============       ============

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

     No forecast can be made as to the level of redemptions in any given period. Beginning at the end of three full months after trading commences June 1, 2000, a limited partner may cause all or some of his Units to be redeemed by the Partnership at the Redemption value per Unit thereof as of the last day of each month, ending at least three months after such Units have been issued, on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2001, 6,286.5438 Units were redeemed totaling $6,549,851. For the year ended December 31, 2000, 329.7094 Units were redeemed totaling $321,220. Redemption/subscription value per Unit differs from net asset value per Unit calculated for financial reporting purposes in that the remaining liability for reimbursement of offering and organization expenses for the Initial Offering Period will not be included in the calculation of redemption/subscription value per Unit.

     Offering and organization expenses of approximately $750,000, relating to the issuance and marketing of the Partnership's Units offered were initially paid by SSB. These costs are being reimbursed to SSB by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

     As of December 31, 2001, and 2000, $360,403 and $193,011 of these costs have been reimbursed to SSB, by the Partnership.

     In addition, the Partnership has recorded interest expense of $35,691 and $37,267, for the period ended December 31, 2001 and 2000, which is included in other expenses.

     The remaining liability for these costs due to SSB of $196,586 (exclusive of interest charges) will not reduce redemption/subscription value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees.

     The Partnership continues to offer Units at the Net Asset Value per Unit as of the end of each quarter. For the year ended Decembe r 31, 2001, there were additional sales of 45,419.4548 Units totaling $47,856,000 and contributions by the General Partner representing 401.8626 Unit equivalents totaling $425,000. For the year ended December 31, 2000, there were additional sales of 12,846.3864 Units totaling $12,563,000 and contributions by the General Partner representing
329.7094 Unit equivalents totaling $126,000.

     (c) Results of Operations.

     For the year ended December 31, 2001, the Net Asset Value per Unit decreased 2.0% from $1,042.22 to $1,021.68. For the period from June 1, 2000 (commencement of trading operations) to December 31, 2000, the Net Asset Value per Unit increased 4.2% from $1,000 to $1,042.22. There were no operations for the year ended December 31, 1999.

     The  Partnership   experienced  net  trading  gains  of  $1,506,111  before
commissions and expenses in 2001. Gains were primarily attributable to the trading of currencies, U.S. and non-U.S. interest rates and softs and were partially offset by losses recognized in indices, metals, energy and grains.

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

The Partnership's Trading Value at Risk in Different Market Sectors

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2001, the Partnership's total capitalization was $69,871,834.



                                December 31, 2001

                                                                     Year to   Date
                                                 % of Total         High          Low
Market Sector                   Value at Risk   Capitalization   Value at Risk  Value at Risk
----------------------------------------------------------------------------------------------
Currencies
- Exchange Traded Contracts       $1,565,102         2.24%       $1,565,102    $412,424
- OTC Contracts                      254,643         0.36%        3,153,404      27,500
Energy                             1,637,600         2.35%        1,898,100     112,330
Grains                               526,850         0.76%          666,050      71,425
Interest rates U.S.                  275,500         0.39%        1,350,700     272,500
Interest rates Non-U.S.              362,399         0.52%        2,496,981     361,261
Livestock                            188,800         0.27%          353,800      45,730
Metals
 - Exchange Traded Contracts         327,000         0.47%        1,022,000     308,800
 - OTC Contracts                      86,200         0.12%          518,475      29,600
Softs                                596,240         0.85%          880,007     198,800
Indices                            1,258,274         1.80%        2,276,237     759,993
                                  ----------        ------
Total                             $7,078,608        10.13%
                                  ==========        ======

As of December 31, 2000, the Partnership's total capitalization was $30,072,797.






                                December 31, 2000

                                                                     Year to Date
                                                  % of Total        High           Low
Market Sector                   Value at Risk   Capitalization   Value at Risk  Value at Risk
----------------------------------------------------------------------------------------------
Currencies
- Exchange Traded Contracts     $  459,141        1.53%          $  853,845     $283,123
- OTC Contracts                     31,550        0.10%             119,848       13,750
Energy                             415,000        1.38%             565,500      103,100
Grains                             276,400        0.92%             276,400       27,850
Interest rates U.S.                596,050        1.98%             596,050       67,843
Interest rates Non-U.S.          1,178,667        3.91%           1,189,890      223,434
Livestock                          146,790        0.49%             156,700        9,610
Metals (Exchange Traded and
 OTC Contracts                     372,125        1.24%             505,925      100,200
Softs                              275,700        0.92%             344,500       50,750
Indices                          1,063,578        3.54%           1,078,983      228,399
                                ----------       ------
Total                           $4,815,001       16.01%
                                ==========       ======

Material Limitations on Value at Risk as an Assessment of Market Risk

     The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."

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

     The following were the primary trading risk exposures of the Partnership as of December 31, 2001, by market sector.

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

     Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2001, the Partnership's primary exposures were in the Financial Times (England) and Nikkei (Japan) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoidbeing "whipsawed" into numerous small losses.)

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

     Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2001.

     Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East.

Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Partnership as of December 31, 2001.

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

              Item 8. Financial Statements and Supplementary Data.





             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS


                                                                  Page
                                                                 Number

          Oath or Affirmation                                      F-2


          Report of Independent Accountants.                       F-3


          Financial Statements:
          Statement of Financial Condition at
          December 31, 2001 and 2000                               F-4


          Condensed Schedule of Investments at
          December 31, 2001                                        F-5

          Statement of Income and Expenses for the year ended
          December 31, 2001 and the period from June 1, 2000
          (commencement of trading operations) to December 31,
          2000.                                                    F-6


          Statement of Partners' Capital for the year for ended
          December 31, 2001 and the period from August 25, 1999
          (date Partnership was organized) to December 31, 2000.   F-7


          Notes to Financial Statements.                        F-8 - F-11

                           To The Limited Partners of
             Salomon Smith Barney Diversified 2000 Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  Daniel R. McAuliffe, Jr.
     Chief Financial Officer and Director
     Smith Barney Futures Management LLC
     General Partner, Salomon Smith Barney
     Diversified 2000 Futures Fund L.P.

     Smith Barney Futures Management LLC
     388 Greenwich Street
     7th Floor
     New York, N.Y. 10013
     212-723-5424

                        Report of Independent Accountants

To the Partners of
Salomon Smith Barney Diversified 2000 Futures Fund L.P.:

In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Salomon Smith Barney Diversified 2000 Futures Fund L.P. at December 31, 2001 and 2000, and the results of its operations for the year ended December 31, 2001 and for the period from August 25, 1999 (date Partnership was organized) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                              Salomon Smith Barney
                       Diversified 2000 Futures Fund L.P.
                        Statement of Financial Condition
                           December 31, 2001 and 2000

                                                                             2001              2000
Assets:
Equity in commodity futures trading account:
   Cash (Note 3c)                                                       $69,296,025       $28,284,110
   Net unrealized appreciation on open positions                          2,207,744         3,153,968
                                                                        -----------        ----------
                                                                         71,503,769        31,438,078
Interest receivable                                                          83,368           119,340
                                                                        -----------        ----------
                                                                        $71,587,137       $31,557,418
                                                                        ===========        ==========



Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                                             $328,163          $144,165
   Management fees                                                          120,908            49,799
   Incentive fees                                                            58,526           568,604
   Professional fees                                                         36,363           108,366
   Other                                                                     10,276             7,695
  Due to SSB (Note 6)                                                       196,586           589,753
  Redemptions payable (Note 5)                                              964,481            16,239
                                                                          ---------         ---------
                                                                          1,715,303         1,484,621
Partners' capital (Notes 1, 5 and 7):
  General Partner, 693.7778 and 291.9152 Unit equivalents
   outstanding in 2001 and 2000, respectively                               708,819           304,240
  Limited Partners, 67,695.5880 and 28,562.6770 Units of Limited
   Partnership Interest outstanding in 2001 and 2000, respectively       69,163,015        29,768,557
                                                                         ----------        ----------
                                                                         69,871,834        30,072,797
                                                                         ----------        ----------
                                                                        $71,587,137       $31,557,418
                                                                         ==========        ==========




See notes to financial statements.

                              Salomon Smith Barney
                       Diversified 2000 Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2001

Sector                                                    Contract                                   Fair Value
------                                                    --------                                   ----------
Currencies                                     Over the counter contracts sold - 0.32%               $  225,591
                                               Over the counter contracts purchased -  (0.69)%         (480,533)
                                                                                                     ----------
                                                 Total Over the counter - (0.37)%                      (254,942)
                                                                                                     ----------

                                               Exchange contracts sold - 2.50%                        1,749,168
                                               Exchange contracts purchased - 1.28%                     891,303
                                                                                                     ----------
                                                 Total Exchange contracts - 3.78%                     2,640,471
                                                                                                     ----------
  Total Currencies - 3.41%                                                                            2,385,529
                                                                                                     ----------

Total Energy - (0.13)%                         Futures contracts sold - (0.13)%                         (93,126)
                                                                                                     ----------

Total Grains - 0.51%                           Futures contracts sold - 0.51%                           354,807
                                                                                                     ----------

Interest Rates U.S.                            Futures contracts sold - 0.00%*                              789
                                               Futures contracts purchased - 0.09%                       63,137
                                                                                                     ----------
  Total Interest Rates U.S. - 0.09%                                                                      63,926
                                                                                                     ----------

Interest Rates Non-U.S.                        Futures contracts sold - 0.15%                           101,999)
                                               Futures contracts purchased - (0.15)%                   (102,991)
                                                                                                     ----------
  Total Interest Rates Non-U.S. - 0.00%*                                                                   (992)
                                                                                                     ----------

Total Livestock - (0.27)%                      Futures contracts sold - (0.27)%                        (189,134)
                                                                                                     ----------

Metals                                         Futures contracts sold - (0.81)%                        (566,943)
                                               Futures contracts purchased - 0.06%                       42,804
                                                                                                     ----------
  Total Metals - (0.75)%                                                                               (524,139)
                                                                                                     ----------

Softs                                          Futures contracts sold - 0.09%                            59,560
                                               Futures contracts purchased - 0.25%                      177,406
                                                                                                     ----------
  Total Softs - 0.34%                                                                                   236,966
                                                                                                     ----------

Indices                                        Futures contracts sold - (0.02)%                         (15,515)
                                               Futures contracts purchased - (0.2)%                     (10,578)
                                                                                                     ----------
  Total Indices - (0.04)%                                                                               (26,093)
                                                                                                     ----------

Total Fair Value - 3.16%                                                                             $2,207,744
                                                                                                     ==========

                              Investments              % of Investments
  Country Composition           at Value                   at Value
  --------------------        -----------               -------------
  Australia                  $    32,387                      1.47%
  Canada                         (12,660)                    (0.57)%
  Germany                         60,975                      2.76%
  Hong Kong                          725                      0.03%
  Japan                          (72,854)                    (3.30)%
  France                          17,418                      0.79%
  Singapore                       25,378                      1.15%
  United Kingdom                (392,924)                   (17.80)%
  United States                2,549,299                    115.47%
                               ---------                    -----
                              $2,207,744                    100.00%
                               =========                    ======

 Percentages are based on Partners' capital unless otherwise indicated *Due to rounding.
 See notes to financial statements.

                              Salomon Smith Barney
                       Diversified 2000 Futures Fund L.P.
                        Statement of Income and Expenses
                      for the year ended December 31, 2001
                         and for the period June 1, 2000
                      (commencement of trading operations)
                              to December 31, 2000

                                                          2001            2000

Income:
Net gain on trading of commodity interests:
Realized gains on closed positions                    $ 2,452,235    $   286,389
Net unrealized gains (losses) on open positions          (946,224)     3,153,968
                                                      -----------    -----------
                                                        1,506,011      3,440,357
Less, Brokerage commissions including clearing fees
 of $139,504 and $30,451, respectively (Note 3c)       (3,132,288)      (803,045)
                                                      -----------    -----------
Net realized and unrealized gains (losses)             (1,626,277)     2,637,312
Interest income (Note 3c)                               1,330,414        633,253
                                                      -----------    -----------
                                                         (295,863)     3,270,565
                                                      -----------    -----------
 Expenses:
 Management fees (Note 3b)                              1,034,107        253,873
 Incentive fees (Note 3b)                                  58,526        568,604
 Professional fees                                        465,609        159,004
 Other expenses                                            78,007         43,067
                                                      -----------    -----------
                                                        1,636,249      1,024,548
                                                      -----------    -----------
 Net income (loss)                                    $(1,932,112)   $ 2,246,017
                                                       ==========      =========

 Net Income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent
  (Notes 1 and 7)                                         $(30.32)        $70.19
                                                           ======         ======



See notes to financial statements.

                              Salomon Smith Barney
                       Diversified 2000 Futures Fund L.P.
                         Statement of Partners' Capital
                      for the year ended December 31, 2001
                       and for the period August 25, 1999
                        (date Partnership was organized)
                              to December 31, 2000

                                                           Limited             General
                                                          Partners             Partner            Total

Initial capital contribution, 1 Unit of Limited
  Partnership Interest and General Partner's
  contribution representing 1 Unit equivalent                $1,000              $1,000            $2,000
Proceeds from offering of 16,045 Units of Limited
  Partnership Interest and General Partner's
  contribution representing 162 Unit equivalents
  (Note 1)                                               16,045,000             162,000        16,207,000
Offering and organization costs (Note 6)                   (742,500)             (7,500)         (750,000)
                                                         ----------           ---------        ----------
Opening Partnership capital for operations               15,303,500             155,500        15,459,000
Net income                                                2,223,277              22,740         2,246,017
Sale of 12,846.3864 Units of Limited Partnership
  Interest and General Partner's contribution
  representing 128.9152 Unit equivalents                 12,563,000             126,000        12,689,000
Redemption of 329.7094 Units of Limited
  Partnership Interest                                     (321,220)                 --          (321,220)
                                                         ----------           ---------        ----------
Partners' capital at December 31, 2000                   29,768,557             304,240        30,072,797
Net loss                                                 (1,911,691)            (20,421)       (1,932,112)
Sale of 45,419.4548 Units of Limited Partnership
  Interest and General Partner's contribution
  representing 401.8626 Unit equivalents                 47,856,000             425,000        48,281,000
Redemption of 6,286.5438 Units of Limited
  Partnership Interest                                   (6,549,851)                 --        (6,549,851)
                                                        -----------           ---------        ----------
Partners' capital at December 31, 2001                  $69,163,015            $708,819       $69,871,834
                                                        ===========           =========        ==========





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

     b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses. c. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.   Agreements:

     a.   Limited Partnership Agreement:

          The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

     b.   Management Agreement:

          The General Partner, on behalf of the Partnership, has entered into Management Agreements with Beacon Management Corporation ("Beacon"), Graham Capital Management L.P. ("Graham"), Campbell & Company, Inc. ("Campbell"), and Rabar Market Research, Inc. ("Rabar") (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or SSB and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. In addition, the Partnership is obligated to pay each Advisor an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership. Bridgewater Associates, Inc. was terminated as an Advisor to the Partnership on

          March 1, 2001. Graham Capital Management L.P. was added as an Advisor on that date. Effective December 31, 2001, Rabar Market Research, Inc. was terminated as an Advisor to the Partnership.

    c.    Customer Agreement:

          The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SSB a brokerage fee equal to 5.4% per year calculated and paid monthly based on .45% of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. SSB will pay a portion of brokerage fees to its financial consultants who have sold Units in this Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for NFA fees, exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2001 and 2000, the amount of cash held for margin requirements was $9,018,787 and $5,861,535, respectively. SSB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership's account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the period ended December 31, 2001 and 2000, based on a monthly calculation, was $3,370,732 and $674,420, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2001 and 2000 was $2,270,744 and $3,153,968, respectively.

                                     Fair Market Value
                                       December 31,
                                           2000

    Currencies:
        -Exchange Traded Contracts        $597,014
        -OTC Contracts                     (17,158)
    Energy                                 258,193
    Grains                                  72,296
    Interest Rates U.S.                  1,464,725
    Interest Rates Non-U.S.                630,571
    Livestock                              242,880
    Metals:
        -Exchange Traded Contracts          83,260
        -OTC Contracts                     (15,669)
    Softs                                  129,435
    Indices                               (291,579)
                                          --------
    Total                               $3,153,968
                                         =========



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

6.  Offering and Organization Costs:

     Offering and organization expenses of approximately $750,000 relating to the issuance and marketing of the Partnership's Units offered were initially paid by SSB. These costs are being reimbursed to SSB by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

     For the period ended December 31, 2001 and 2000, $360,403 and $193,011, respectively, of these costs have been reimbursed to SSB, by the Partnership. In addition, the Partnership has recorded interest expense of $35,691 and $37,267, for the period ended December 31, 2001 and 2000, respectively, which is included in other expenses.

     The remaining liability for these costs due to SSB of $196,586 (exclusive of interest charges) will not reduce redemption/subscription value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees.

7.  Financial Highlights:

     Changes in the net asset value per Unit of Partnership interest for the year ended December 31, 2001 and for the period from June 1, 2000 (commencement of trading operations) to December 31, 2000 were as follows:

                                                             2001              2000
                                                           -------            -------

    Net realized and unrealized gains (losses)             $(24.12)           $83.75
    Interest income                                          29.46             27.07
    Expenses                                                (35.66)           (40.63)
                                                          --------           --------
    Increase (decrease) for the period                      (30.32)            70.19
    Net asset value per Unit, beginning of period         1,042.22          1,000.00
    Offering and organization cost adjustment                --               (46.27)
    Redemption/subscription value per Unit
     versus net asset value per Unit                          9.78             18.30
                                                          --------          ---------
    Net asset value per Unit, end of period              $1,021.68         $1,042.22
                                                          ========          ========
    Redemption/subscription value per Unit,
     end of period*                                      $1,024.07         $1,061.52
                                                          ========          ========

    Ratios to average net assets:
    Net loss before incentive fee                            (3.8)%
    Incentive fee                                            (0.1)%
                                                            -----
    Net loss after incentive fee                             (3.9)%
                                                            =====
    Operating  expenses                                       9.6%
    Incentive fee                                             0.1%
                                                            -----
    Total expenses and incentive fee                          9.7%
                                                            =====
    Total return:
    Total return before incentive fee                        (1.5)%
    Incentive fee                                            (0.5)%
                                                             ----
    Total return after incentive fee                         (2.0)%
                                                             ====



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

     The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

9.  Subsequent Events:

     On January 1, 2002, there were additional sales of 4,137.4125 Units totaling $4,237,000 and on January 31, 2002, there were additional redemptions of 333.7589 Units totaling $334,356.

     On January 1, 2002, Aspect Capital Limited was added as an Advisor to the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Item 11. Executive Compensation.

     The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $3,132,288 were paid for the year ended December 31, 2001. Management fees and incentive fees of $1,034,107 and $58,526, respectively, were paid or payable to the Advisors for the year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a). Security ownership of certain beneficial owners.
As of March 1, 2002, one beneficial owner who is neither a director nor executive officer owns more than five percent (5%) of the outstanding Units issued by the Registrant as follows:

Title           Name and Address of               Amount and Nature of    Percent
of Class        Beneficial Owner                  Beneficial Ownership    of  Class
--------        -------------------               --------------------    --------

Units of        Marshall Erdman & Assoc. Inc.         3,991.9437 Units       5.8%
Limited         5117 University Ave.
Partnership     Madison, WI 53705-0249
Interest

         (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 693.7778 Units of Limited Partnership Interest (1.0%) as of December 31, 2001.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)  (1) Financial Statements:

               Statement of Financial Condition at December 31, 2001 and 2000. Statement of Income and Expenses for the year ended December 31, 2001 and for the period from June 1, 2000 (commencement of trading operations) to December 31, 2000.

               Statement of Partners' Capital for the year ended December 31, 2001 and for the period from August 25, 1999 (date Partnership was organized to December 31, 2001.

          (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 2001.

          (3)  Exhibits:

          3.1  -Limited  Partnership  Agreement  (filed  as  Exhibit  3.1 to the
               Registration Statemen on Form S-1 (File No. 333-87663 and incorporated herein by reference).

          3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York on August 25, 1999 (filed as Exhibit 3.2 to the Registration
               Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

          10.1-Customer  Agreement  between the  Partnership  and Salomon  Smith
               Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

          10.2-Escrow  Instructions  relating  to escrow of  subscription  funds
               (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

          10.3-Management Agreement among the Partnership, the General Partner and Beacon Management Corporation (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

          10.4-Management Agreement among the Partnership, the General Partner and Bridgewater Associates, Inc. (filed as Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

          10.5-Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc. (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

          10.6-Management Agreement among the Partnership, the General Partner and Rabar Market Research, Inc. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

          10.7-Letters  extending  Management  Agreements  between  the  General
               Partner and Campbell & Company, Inc., Beacon Management Corporation and Rabar Market Research, Inc. for 2001 (filed herein).

          10.8-Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (filed herein).

          10.9-Letter  from  the   General   Partner   terminating   Bridgewater
               Associates, Inc. (filed herein).

         10.10- Letter from General Partner  terminating Rabar Market Research,
               Inc. (filed herein). (b) Reports on 8-K: None Filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29th day of March 2002.


SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.


By:      Smith Barney Futures Management LLC
         (General Partner)



By       /s/  David J. Vogel
         -------------------------------------
         David J. Vogel, President & Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


/s/ David J. Vogel                                            /s/ Shelley Ullman
------------------------------                                ------------------
David J. Vogel                                                Director
Director, Principal Executive
Officer and President



/s/ Maureen O'Toole                                           /s/ Steve J. Keltz
--------------------------                                    ------------------
Maureen O'Toole                                           Secretary and Director
Director



/s/ Daniel R. McAuliffe, Jr.
------------------------------
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director