Form 10-Q
period 2002-03-31
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2002-05-14
CIK 1095007

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2002
                      --------------

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

   Item 1.  Financial Statements:

            Statement of Financial Condition
            at March 31, 2002 and December 31,
            2001 (unaudited).                                3

            Condensed Schedules of Investments at
            March 31, 2002 and December 31, 2001
            (unaudited).                                   4 - 5

            Statement of Income and Expenses
            and Partners' Capital for the three
            months ended March 31, 2002 and
            2001 (unaudited).                                 6

            Notes to Financial Statements
            (unaudited)                                     7 - 12

   Item 2.  Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations                      13 - 14

   Item 3.  Quantitative and Qualitative
            Disclosures of Market Risk                     15 - 17

PART II - Other Information                                   18

                                     PART I
                          Item 1. Financial Statements

          Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Statement of Financial Condition
                                   (Unaudited)

                                                            March 31,   December 31,
                                                              2002          2001
                                                         ------------   ------------

Equity in commodity futures trading account:
  Cash                                                    $78,013,543   $69,296,025
  Net unrealized appreciation on open positions             3,941,612     2,207,744

                                                          -----------   -----------
                                                           81,955,155    71,503,769
Interest receivable                                            95,802        83,368

                                                          -----------   -----------
                                                          $82,050,957   $71,587,137
                                                          ===========   ===========



Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                             $   376,157   $   328,163
  Management fees                                             126,913       120,908
  Incentive fees                                                  -          58,526
  Other                                                       159,864        46,639
 Due to SSB                                                    98,294       196,586
 Redemptions payable                                          496,228       964,481

                                                          -----------   -----------
                                                            1,257,456     1,715,303
                                                          -----------   -----------


Partners' Capital:
General Partner, 873.7789 and 693.7778 Unit equivalents
  outstanding in 2002 and 2001, respectively                  812,780       708,819
Limited Partners, 85,982.9692 and 67,695.5880 Units of
  Limited Partnership Interest outstanding in
   2002 and 2001, respectively                             79,980,721    69,163,015

                                                          -----------   -----------
                                                           80,793,501    69,871,834
                                                          -----------   -----------

                                                          $82,050,957   $71,587,137
                                                          ===========   ===========


See Notes to Financial Statements.

                      Salomon Smtih Barney Diversified 2000
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                 March 31, 2002
                                   (Unaudited)

Sector                                                 Contract                         Fair Value
-----------------------------------      -------------------------------------       -----------------

Currencies
                                         Over the counter contracts sold - 0.09%             $ 76,489
                                         Over the counter contracts purchased - (0.03)%       (25,068)
                                                                                     -----------------
                                           Total OTC contracts - 0.06%                         51,421

                                         Exchange contracts sold - 0.54%                      434,000
                                         Exchange contracts purchased - 0.16%                 131,290
                                                                                     -----------------
                                           Total Exchange contracts - 0.70%                   565,290

                                                                                     -----------------
   Total Currencies - 0.76%                                                                   616,711
                                                                                     -----------------

Total Energy - 1.30%                     Futures contracts sold - 1.30%                     1,050,991
                                                                                     -----------------


Grains                                   Futures contracts sold - 0.17%                       133,789
                                         Futures contracts purchased - 0.33%                  265,888
                                                                                     -----------------
   Total Grains - 0.50%                                                                       399,677
                                                                                     -----------------

Total Interest Rates U.S.
                                         Futures contracts sold - 0.12%                        96,640
                                         Futures contracts purchased - (0.21)%               (167,378)
                                                                                     -----------------
  Total Interest Rates U.S. - (0.09)%                                                         (70,738)
                                                                                     -----------------

Interest Rates Non-U.S.
                                         Futures contracts sold - 1.17%                       942,174
                                         Futures contracts purchased - 0.14%                  113,591
                                                                                     -----------------
   Total Interest Rates Non-U.S. - 1.31%                                                    1,055,765
                                                                                     -----------------

Livestock                                Futures contracts sold - 0.68%                       550,418
                                         Futures contracts purchased - (0.24)%               (197,140)
                                                                                     -----------------
  Total Livestock - 0.44%                                                                     353,278
                                                                                     -----------------

Metals
                                         Futures contracts sold - (0.05)%                     (39,132)
                                         Futures contracts purchased - 0.75%                  606,135
                                                                                     -----------------
   Total Metals - 0.70%                                                                       567,003
                                                                                     -----------------


Softs
                                         Futures contracts sold - (0.33)%                    (266,346)
                                         Futures contracts purchased - 0.30%                  241,817
                                                                                     -----------------
  Total Softs - (0.03)%                                                                       (24,529)
                                                                                     -----------------

Indices
                                         Futures contracts sold - 0.10%                        84,147
                                         Futures contracts purchased - (0.11)%                (90,693)
                                                                                     -----------------
  Total Indices - (0.01)%                                                                      (6,546)
                                                                                     -----------------

Total Fair Value - 4.88%                                                                  $ 3,941,612
                                                                                     =================

Country Composition                                 Investments                       % of Investments
                                                   at Fair Value                        at Fair Value
-----------------------------------      -------------------------------------       -----------------

Australia                                                           $ 124,007                   3.15%
Canada                                                                  8,992                   0.23%
France                                                                 16,702                   0.42%
Germany                                                               562,569                  14.27%
Hong Kong                                                              11,456                   0.29%
Italy                                                                   3,047                   0.08%
Japan                                                                 (81,790)                 (2.08)%
Spain                                                                   1,972                   0.05%
United Kingdom                                                        567,573                  14.40%
United States                                                       2,727,084                  69.19%
                                         -------------------------------------       -----------------
                                                                  $ 3,941,612                 100.00%
                                         =====================================       =================

Percentages are based on Partners' capital unless otherwise indicated See Notes to Financial Statements
                                                          4

                              Salomon Smith Barney
                       Diversified 2000 Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2001
                                   (Unaudited)

Sector                                      Contract                                                      Fair Value
-----------------------------------------   ----------------------------------------------   ------------------------

Currencies                                  Over the counter contracts sold - 0.32%                        $ 225,591
                                            Over the counter contracts purchased - (0.69)%                  (480,533)
                                                                                             ------------------------
                                              Total Over the counter - (0.37)%                              (254,942)
                                                                                             ------------------------

                                            Exchange contracts sold - 2.50%                                1,749,168
                                            Exchange contracts purchased - 1.28%                             891,303
                                                                                             ------------------------
                                              Total Exchange contracts - 3.78%                             2,640,471
                                                                                             ------------------------

  Total Currencies - 3.41%                                                                                 2,385,529
                                                                                             ------------------------

Total Energy - (0.13)%                      Futures contracts sold - (0.13)%                                 (93,126)
                                                                                             ------------------------

Total Grains - 0.51%                        Futures contracts sold - 0.51%                                   354,807
                                                                                             ------------------------

Interest Rates U.S.                         Futures contracts sold - 0.00%*                                      789
                                            Futures contracts purchased - 0.09%                               63,137
                                                                                             ------------------------
  Total Interest Rates U.S. - 0.09%                                                                           63,926
                                                                                             ------------------------

Interest Rates Non-U.S.                     Futures contracts sold - 0.15%                                   101,999)
                                            Futures contracts purchased - (0.15)%                           (102,991)
                                                                                             ------------------------
  Total Interest Rates Non-U.S. - 0.00%*                                                                        (992)
                                                                                             ------------------------

Total Livestock - (0.27)%                   Futures contracts sold - (0.27)%                                (189,134)
                                                                                             ------------------------

Metals                                      Futures contracts sold - (0.81)%                                (566,943)
                                            Futures contracts purchased - 0.06%                               42,804
                                                                                             ------------------------
  Total Metals - (0.75)%                                                                                    (524,139)
                                                                                             ------------------------

Softs                                       Futures contracts sold - 0.09%                                    59,560
                                            Futures contracts purchased - 0.25%                              177,406
                                                                                             ------------------------
  Total Softs - 0.34%                                                                                        236,966
                                                                                             ------------------------

Indices                                     Futures contracts sold - (0.02)%                                 (15,515)
                                            Futures contracts purchased - (0.2)%                             (10,578)
                                                                                             ------------------------
  Total Indices - (0.04)%                                                                                    (26,093)
                                                                                             ------------------------

Total Fair Value - 3.16%                                                                                  $2,207,744
                                                                                             ========================

                                                                              Investments           % of Investments
Country Composition                                                              at Value                   at Value
-----------------------------------------   ----------------------------------------------   ------------------------

Australia                                                                         $32,387                      1.47%
Canada                                                                            (12,660)                    (0.57)%
Germany                                                                            60,975                      2.76%
Hong Kong                                                                             725                      0.03%
Japan                                                                             (72,854)                    (3.30)%
France                                                                             17,418                      0.79%
Singapore                                                                          25,378                      1.15%
United Kingdom                                                                   (392,924)                   (17.80)%
United States                                                                   2,549,299                    115.47%
                                            ----------------------------------------------   ------------------------
                                                                               $2,207,744                    100.00%
                                            ==============================================   ========================

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Notes to Financial Statements.
                                                                               5

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P. STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                       MARCH 31,      MARCH 31,
                                                   -------------   ------------
                                                        2002           2001
                                                   -------------   -------------

Income:
  Net gains (losses) on trading of
   commodity interests:
  Realized gains (losses) on closed positions       $ (7,668,634)   $  2,104,539
  Change in unrealized gains on open positions         1,733,868       1,584,251

                                                    ------------    ------------
                                                      (5,934,766)      3,688,790
  Interest income                                        256,675         348,722
                                                    ------------    ------------
                                                      (5,678,091)      4,037,512
                                                    ------------    ------------

Expenses:
  Brokerage commissions including clearing fees
   of $62,229  and $20,922, respectively               1,150,818         536,052*
  Management fees                                        345,235         173,320
  Other expenses                                         117,088          33,516
  Incentive fees                                             -           654,805
                                                    ------------    ------------

                                                       1,613,141       1,397,693
                                                    ------------    ------------

  Net income (loss)                                   (7,291,232)      2,639,819
Additions - Limited Partners                          19,301,000       9,544,000
               - General Partner                         177,000          90,000
Redemptions - Limited Partners                        (1,265,101)       (474,455)
                                                    ------------    ------------

  Net increase in Partners' capital                   10,921,667      11,799,364
Partners' capital, beginning of period                69,871,834      30,072,797
                                                    ------------    ------------

Partners' capital, end of period                    $ 80,793,501    $ 41,872,161
                                                    ============    ============

Net asset value per Unit
 (86,856.7481 and 37,616.4209 Units outstanding     $     930.19    $   1,113.14
                                                    ============    ============

  at March 31, 2002 and 2001, respectively)
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $     (92.39)   $      67.07
                                                    ============    ============


* Amounts reclassified for comparative purposes
See Notes to Financial Statements
                                        6

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)

1.       General:

     Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") is a limited partnership organized under the laws of the State of New York on August 25, 1999 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on June 1, 2000.

     Between January 31, 2000 (commencement of the offering period) and May 30, 2000, 16,045 Units of limited partnership interest and 162 Unit equivalents representing the general partner's contribution were sold at $1,000 per unit. The proceeds of the offering were held in an escrow account until May 31, 2000, at which time they were turned over to the Partnership for trading.

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2002, all trading decisions are made for the Partnership by Campbell & Company, Inc., ("Campbell"), Beacon Management Corp. ("Beacon"), Graham Capital Management L.P. ("Graham") and Aspect Capital Limited ("Aspect") (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

2.      Financial Highlights:

        Changes in net asset value per Unit for the three months ended March 31, 2002 and 2001 were as follows:


                                            THREE MONTHS ENDED
                                               MARCH 31,
                                        -----------------------
                                            2002          2001
                                        ---------      ---------
Net realized and unrealized
 gains(losses)                          $ (89.68)     $  80.32
Interest income                             3.25         10.47
Expenses                                   (5.96)       (23.72)
                                         ---------     ---------
Increase(decrease)for period
 beginning of period                      (92.39)        67.07
Net Asset Value per Unit,
 Beginning of period                    1,021.68      1,042.22
Redemption/subscription value
 per unit versus net asset
 value per Unit                             0.90          3.85
                                       ---------     ---------
Net Asset Value per Unit,
 end of period                         $  930.19   $  1,113.14
                                       =========     =========
Redemption/subscription Net
 Asset Value Per Unit*                $   930.95    $ 1,125.33
                                       =========     =========
Ratio to average net assets: **
Net income(loss)before incentive
 fee                                     (39.85)%        39.17%
Incentive fee                              0.00%         (7.79)%
                                       ---------      ---------
Net income(loss)after incentive
 fee                                     (39.85)%        31.39%
                                        =========     =========

Operating expenses                         8.82%          8.83%
Incentive fee                              0.00%          7.79%
                                        ---------     ---------

Total expenses and incentive fee           8.82%         16.62%
                                       =========     =========

Total return:
Total return before incentive fee         (8.95)%         8.34%
Incentive fee                              0.00%         (1.54)%
                                        ---------     ---------

Total return after incentive fee          (8.95)%         6.80%
                                        =========     =========

* For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering and organization expenses will not reduce redemption/subscription net asset value per unit. (see note 3)

** Annualized

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)


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

     As of March 31, 2002, $651,706 of these costs have been reimbursed to SSB by the Partnership.

     In addition, the Partnership has recorded interest expense of $75,235, through March 31, 2002 which is included in other expenses.

     The remaining deferred liability for these costs due to SSB of $98,294 (exclusive of interest charges) will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption/subsbription value of Units.

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2002 and December 31, 2001, respectively, based on the monthly calculation, were $2,475,232 and $3,370,732, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2002 and December 31, 2001, was $3,941,612 and $2,207,744, respectively.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)


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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2002.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2002, Partnership capital increased 15.6% from $69,871,834 to $80,793,501. This increase was primarily attributable to additional sales of 19,607.3909 Units totaling $19,301,000 and 180.0011 General Partner unit equivalents totaling $177,000, which was partially offset by the net loss of operating of $7,291,232 coupled with redemption of 1,320.0097 Units resulting in an outflow of $1,265,101 for the three months ended March 31, 2002. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

     During the Partnership's first quarter 2002, net asset value per unit decreased 8.9% from $1,021.68 to $930.19 as compared to an increase of 6.8% in the first quarter of 2001. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2002 of $5,934,766. Losses were primarily attributable to the trading of commodity contracts in metals, livestock, softs, U.S. interest rates, grains, currencies, energy and indices and were partially offset by gains in non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees for the first quarter of 2001 of $3,688,790. Gains were primarily attributable to the trading of commodity futures in currencies, softs, metals, grains, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in energy and indices.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non competitive yield on the three month U.S. Treasury bill maturing in 30 days. Interest income for the three months ended March 31, 2002 decreased by $92,047 as compared to the corresponding period in 2001. The decrease in interest income is due to a significant decline in interest rates during the three month ended March 31, 2002 as compared to 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance, additions and redemptions. Commissions and fees for the three months ended March 31, 2002 increased by $614,766 as compared to the corresponding period in 2001. The increase in brokerage commissions is due to an increase in assets during the three months ended March 31, 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2002 increased by $171,915 as compared to the corresponding period in 2001. The increase in management fees is due to an increase in assets during the three months ended March 31, 2002.

     Incentive fees are based on the new trading profits generated by each advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees accrued for the three months ended March 31, 2002. Incentive fees accrued for the three months ended March 31, 2001 increased by $654,805.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2002, the Partnership's total capitalization was approximately $80,793,501. There has been no material change in the trading value at risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.


                                 March 31, 2002
                                   (Unaudited)

                                                                 Year to Date
                                              % of Total       High      Low
Market Sector                Value at Risk   Capitalization    Value at Risk
--------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts     $1,628,793     2.02%     $2,148,046  $1,616,315
 - OTC Contracts                    691,315     0.86%        872,397     223,831
Energy                            1,836,200     2.27%      1,836,200     668,700
Grains                              898,479     1.11%        931,298     500,939
Interest Rates U.S.                 738,350     0.91%        992,700     291,600
Interest Rates Non-U.S.           2,127,018     2.63%      2,334,513     363,460
Livestock                           346,350     0.43%        406,850     131,110
Metals:
 - Exchange Traded Contracts      1,054,600     1.30%      1,054,600     259,000
 - OTC Contracts                    778,400     0.96%        901,200      14,700
Softs                               739,875     0.92%      1,244,364     397,428
Indices                           2,988,214     3.70%      3,134,613   1,239,424
                               ------------    ------
Total                           $13,827,594    17.11%
                               ============    ======

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -  None

Item 2.   Changes in Securities and Use of Proceeds -

          The Partnership continues to offer units at the net asset value per Unit as of the end of each month. For the three months ended March 31, 2002 and 2001, there were additional sales of 19,607.3909 and 9,116.9884 Units totaling $19,301,000 and $9,544,000, respectively and contributions by the General Partner representing 180.0011 and 86.0402 Unit equivalents totaling $177,000 and $90,000, respectively.

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

Date:      5/13/02
           ---------


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


Date:      5/13/02
           ---------


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date: 5/13/02