Form 10-Q
period 2002-06-30
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2002-08-14
CIK 1095007

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2002
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


                          (212) 723-5424
----------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

   Item 1.   Financial Statements:

             Statement of Financial Condition
             at June 30, 2002 and December 31,
             2001 (unaudited).                                  3

             Condensed Schedules of Investments at
             June 30, 2002 and December 31, 2001
             (unaudited).                                     4 - 5

             Statement of Income and Expenses
             and Partners' Capital for the three
             and six months ended June 30, 2002
             and 2001 (unaudited).                              6

             Notes to Financial Statements
             (unaudited)                                     7 - 13

   Item 2.   Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                      14 - 16

   Item 3.   Quantitative and Qualitative
             Disclosures of Market Risk                     17 - 18

PART II - Other Information                                   19

                                     PART I
                          Item 1. Financial Statements

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Statement of Financial Condition
                                   (Unaudited)

                                                        June 30,    December 31,
                                                         2002          2001
                                                     -----------    ------------
Assets:

Equity in commodity futures trading account:
  Cash                                               $100,538,520   $ 69,296,025
  Net unrealized appreciation on open positions         8,548,161      2,207,744
                                                     ------------   ------------
                                                      109,086,681     71,503,769
Interest receivable                                       111,969         83,368
                                                     ------------   ------------
                                                     $109,198,650   $ 71,587,137
                                                     ============   ============

Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                        $    484,663   $    328,163
  Management fees                                         166,100        120,908
  Incentive fees                                          453,446         58,526
  Other                                                   241,844         46,639
 Due to SSB                                                   -          196,586
 Redemptions payable                                      820,227        964,481
                                                     ------------   ------------
                                                        2,166,280      1,715,303
                                                     ------------   ------------
Partners' Capital:
General Partner, 1,054.6770 and 693.7778 Unit
  equivalents outstanding in 2002 and
  2001, respectively                                    1,081,582        708,819
Limited Partners, 103,314.9984 and
  67,695.5880 Units of Limited Partnership
  Interest outstanding in 2002 and
  2001, respectively                                  105,950,788     69,163,015
                                                     ------------   ------------
                                                      107,032,370     69,871,834
                                                     ------------   ------------
                                                     $109,198,650   $ 71,587,137
                                                     ============   ============

See Notes to Financial Statements.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2002
                                   (Unaudited)

Sector                                              Contract                       Fair Value
-------------------------------       -------------------------------------   ---------------------
Currencies
                                      Exchange contracts purchased - 4.44%             $ 4,753,604
                                      Exchange contracts sold - (0.87)%                   (934,959)
                                                                              ---------------------
                                        Total Exchange - 3.57%                           3,818,645

                                      Over the counter contracts purchased - 0.91%         977,216
                                      Over the counter contracts sold - (0.03)%            (34,504)
                                                                              ---------------------
                                        Total Over the counter - 0.88%                     942,712
                                                                              ---------------------
   Total Currencies - 4.45%                                                              4,761,357
                                                                              ---------------------
Energy
                                      Futures contracts purchased - 0.08%                   84,402
                                      Futures contracts sold - 0.03%                        28,900
                                                                              ---------------------
   Total Energy - 0.11%                                                                    113,302
                                                                              ---------------------
Grains
                                      Futures contracts purchased - 0.38%                  407,005
                                      Futures contracts sold - (0.03)%                     (30,900)
                                                                              ---------------------
  Total Grains - 0.35%                                                                     376,105
                                                                              ---------------------

Total Interest Rates U.S. - 2.00%     Futures contracts purchased - 2.00%                2,137,051
                                                                              ---------------------
Total Interest Rates Non-U.S. - 1.26% Futures contracts purchased - 1.26%                1,350,394
                                                                              ---------------------

Total Livestock - (0.26)%             Futures contracts sold - (0.26)%                    (285,290)
                                                                              ---------------------
Metals
                                      Futures contracts purchased - (0.22)%               (230,896)
                                      Futures contracts sold - (0.28)%                    (305,569)
                                                                              ---------------------
   Total Metals - (0.50)%                                                                 (536,465)
                                                                              ---------------------
Softs
                                      Futures contracts purchased - 0.39%                  420,726
                                      Futures contracts sold - 0.15%                       163,893
                                                                              ---------------------
  Total Softs - 0.54%                                                                      584,619
                                                                              ---------------------
Indices
                                      Futures contracts purchased - (0.14)%               (153,010)
                                      Futures contracts sold - 0.18%                       200,098
                                                                              ---------------------
  Total Indices - 0.04%                                                                     47,088
                                                                              ---------------------
Total Fair Value - 7.99%                                                               $ 8,548,161
                                                                              =====================


Country Composition                                                                % of Investments
                                             Investments at Fair Value               at Fair Value
-------------------------------       -------------------------------------   ---------------------
Australia                                                        $ (36,170)                 (0.42)%
Canada                                                              81,701                   0.96%
Germany                                                            324,517                   3.80%
France                                                             (29,779)                 (0.35)%
Hong Kong                                                          (47,821)                 (0.56)%
Italy                                                               (1,473)                 (0.02)%
Japan                                                              471,194                   5.51%
Spain                                                              114,506                   1.34%
United Kingdom                                                     332,463                   3.89%
United States                                                    7,339,023                  85.85%
                                      -------------------------------------   ---------------------
                                                               $ 8,548,161                 100.00%
                                      =====================================   =====================

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Notes to Financial Statements
                                                       4

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

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P. STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                    ------------------------------     -----------------------------
                                                          2002            2001              2002           2001
                                                    ------------     --------------    ------------    ------------


Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains on closed positions                $   7,754,476    $     644,735    $      85,842    $   2,749,273
  Change in unrealized gains (losses)
   on open positions
                                                        4,606,549       (3,554,380)       6,340,417       (1,970,128)
                                                    -------------    -------------    -------------    -------------
                                                       12,361,025       (2,909,645)       6,426,259          779,145
  Interest income                                         316,994          342,262          573,669          690,984
                                                    -------------    -------------    -------------    -------------
                                                       12,678,019       (2,567,383)       6,999,928        1,470,129
                                                    -------------    -------------    -------------    -------------
Expenses:
  Brokerage commissions including clearing fees
   of $88,831,  $32,646, $151,060 and
   $53,568, respectively                                1,503,971          711,594 *      2,654,789        1,247,646 *
  Management fees                                         447,141          236,394          792,376          409,714
  Incentive fees                                          453,445         (425,404)         453,445          229,400
  Other expenses                                          118,236           78,398          235,324          111,915
                                                    -------------    -------------    -------------    -------------
                                                        2,522,793          600,982        4,135,934        1,998,675
                                                    -------------    -------------    -------------    -------------
  Net income (loss)                                    10,155,226       (3,168,365)       2,863,994         (528,546)
Additions - Limited Partners                           17,454,000       14,627,000       36,755,000       24,171,000
               - General Partner                          167,000          126,000          344,000          216,000
Redemptions - Limited Partners                         (1,537,357)      (2,799,260)      (2,802,458)      (3,273,715)
                                                    -------------    -------------    -------------    -------------
  Net increase in Partners' capital                    26,238,869        8,785,375       37,160,536       20,584,739
Partners' capital, beginning of period                 80,793,501       41,872,161       69,871,834       30,072,797
                                                    -------------    -------------    -------------    -------------
Partners' capital, end of period
                                                    $ 107,032,370    $  50,657,536    $ 107,032,370    $  50,657,536
                                                    -------------    -------------    -------------    -------------
Net asset value per Unit
 (104,369.6754 and 48,731.7561 Units outstanding
  at June 30, 2002 and 2001, respectively)          $    1,025.51    $    1,039.52    $    1,025.51    $    1,039.52
                                                    -------------    -------------    -------------    -------------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $       95.32    $      (73.62)   $        3.83    $       (2.70)
                                                    -------------    -------------    -------------    -------------
Redemption  Net asset value per Unit                $    1,025.51    $    1,046.91    $    1,025.51    $    1,046.91
                                                    -------------    -------------    -------------    -------------



* Amounts reclassified for comparative purposes
See Notes to Financial Statements.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)

1.       General:

     Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") is a limited partnership organized under the laws of the State of New York on August 25, 1999 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options on futures, and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on June 1, 2000.

     Between January 31, 2000 (commencement of the offering period) and May 30, 2000, 16,045 Units of limited partnership interest and 162 Unit equivalents representing the general partner's contribution were sold at $1,000 per unit. The proceeds of the offering were held in an escrow account until May 31, 2000, at which time they were turned over to the Partnership for trading.

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2002, all trading decisions are made for the Partnership by Campbell & Company, Inc., ("Campbell"), Beacon Management Corp. ("Beacon"), Graham Capital Management L.P. ("Graham") and Aspect Capital Limited ("Aspect") (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2002 and December 31, 2001 and the results of its operations for the three and six months ended June 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (continued)

2.       Financial Highlights:

Changes in net asset value per Unit for the three and six months ended June 30, 2002 and 2001 were as follows:

                                            THREE-MONTHS ENDED     SIX-MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                        -----------------------   -----------------------
                                           2002         2001         2002         2001
                                        ----------   ----------   ---------    ----------

Net realized and unrealized
  gains(losses) *                      $  102.76    $  (89.29)    $  13.08     $  (8.97)
Interest income                             3.16         7.77         6.41        18.24
Expenses **                                (9.97)        3.90       (15.93)      (19.82)
                                        ---------    ---------    ---------    ---------

Increase(decrease) for period              95.95       (77.62)        3.56       (10.55)
Net Asset Value per Unit,
 beginning of period                      930.19     1,113.14     1,021.68     1,042.22
Redemption/subscription value
 per unit versus net asset value
 per unit                                  (0.63)        4.00         0.27         7.85
                                        ---------    ---------    ---------    ---------

Net Asset Value per Unit
 end of period                        $ 1,025.51  $  1,039.52  $  1,025.51  $  1,039.52
                                        =========    =========    =========    =========

Redemption/subscription Net Asset
 Value Per Unit ***                   $ 1,025.51   $ 1,046.91   $ 1,025.51   $ 1,046.91
                                        =========    =========    =========    =========


* Net realized and unrealized gains (losses) is net of commission expense. ** Expenses exclude commission expense.
*** For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering and organization expenses will not reduce redemption/subscription net asset value per unit (see note 3)

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (continued)


 Financial Highlights continued:

                                     THREE-MONTHS ENDED    SIX-MONTHS ENDED
                                           JUNE 30,           JUNE   30,
                                      -----------------    ----------------
                                        2002       2001     2002       2001
                                      -------     ------   ------   -------

Ratio to average net assets: ****
Net income(loss) before
  incentive fee                        46.04%   (32.10)%   7.99%    (1.54)%
Incentive fee                          (1.97)%    3.80%   (1.09)%   (1.18)%
                                        -----     -----     ----     -----

Net income(loss) after
 incentive fee                         44.07%   (28.30)%   6.90%    (2.72)%
                                       =====     =====     ====     =====

Operating expenses                      8.98%     9.17%    8.88%     9.11%
Incentive fee                           1.97%    (3.80)%   1.09%     1.18%
                                       -----     -----     ----     -----

Total expenses and incentive fees      10.95%     5.37%    9.97%    10.29%
                                       =====     =====     ====     =====

Total return:
Total return before incentive fee      10.72%    (7.40)%   0.80%    (0.19)%
Incentive fee                          (0.47)%    0.79%   (0.43)%   (0.07)%
                                       -----     -----     ----     -----

Total return after incentive fee       10.25%    (6.61)%   0.37%    (0.26)%
                                       =====     =====     ====     =====


**** Annualized

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)


3.   Offering and Organization Costs:

     Offering and organization expenses of approximately $750,000 relating to the issuance and marketing of the Partnership's Units offered were initially paid by SSB. The Partnership has reimbursed SSB for all such expenses incurred during the initial offering and continuous offering period (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

     For the six and twelve months ended June 30, 2002 and December 31, 2001, $196,586 and $360,403, respectively, of these costs have been reimbursed to SSB by the Partnership. In addition, the Partnership has recorded interest expense of $3,846 and $35,691, respectively, for the six and twelve months ended June 30, 2002 and December 31, 2001 which is included in other expenses.

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2002 and December 31, 2001, respectively, based on the monthly calculation, were $4,489,197 and $3,370,732, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2002 and December 31, 2001, was $8,548,161 and $2,207,744, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)


5.   Financial Instrument Risk

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards, and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2002.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2002, Partnership capital increased 53.2% from $69,871,834 to $107,032,370. This increase was primarily attributable to additional sales of 38,512.0870 Units totaling $36,755,000 and 360.8992 General Partner unit equivalents totaling $344,000, coupled with net income from operations of $2,863,994, which was partially offset by the redemption of 2,892.6766 Units resulting in an outflow of $2,802,458. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains(losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

Results of Operations

     During the Partnership's second quarter 2002, net asset value per unit increased 10.2% from $930.19 to $1,025.51 as compared to a decrease of 6.6% in the second quarter of 2001. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2002 of $12,361,025. Gains were primarily attributable to the trading of commodity contracts in livestock, U.S. interest rates, grains, currencies and indices and were partially offset by losses in energy, softs, metals and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees for the second quarter of 2001 of $2,909,645. Losses were primarily attributable to the trading of commodity futures in currencies, softs, metals, energy, U.S. and non-U.S. interest rates and livestock and were partially offset by gains in grains and indices.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned on the monthly average 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non competitive yield on the three month U.S. Treasury bill maturing in 30 days. Salomon Smith Barney may continue to maintain the Partnership assets in cash and/or to place all of the Fund assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Salomon Smith Barney will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2002 decreased by $25,268 and $117,315, respectively, as compared to the corresponding periods in 2001. The decrease in interest income is due to a significant decline in interest rates during the three and six months ended June 30, 2002 as compared to 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance, additions and redemptions. Commissions and fees for the three and six months ended June 30, 2002 increased by $792,377 and $1,407,143, respectively, as compared to the corresponding periods in 2001. The increase in brokerage commissions is due to an increase in assets during the three and six months ended June 30, 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2002 increased by $210,747 and $382,662, respectively, as compared to the corresponding periods in 2001. The increase in management fees is due to an increase in assets during the three and six months ended June 30, 2002.

     Incentive fees are based on the new trading profits generated by each advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor and are payable annually. Incentive fees accrued for the six months ended June 30, 2002 and 2001 were $453,445 and $229,400, respectively.

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

     Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2002, the Partnership's total capitalization was $107,032,370. There has been no material change in the trading value at risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.


                                  June 30, 2002
                                   (Unaudited)

                                                                  Year to Date
                                                % of Total            High         Low
Market Sector                Value at Risk   Capitalization     Value at Risk  Value at Risk
-------------------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts      $  639,666       0.60%         $2,561,610    $  639,666
 - OTC Contracts                   2,589,079       2.42%          2,589,079       223,831
Energy                               440,400       0.41%          2,099,200       151,980
Grains                               443,540       0.42%            965,281       381,848
Interest Rates U.S.                1,635,900       1.53%          1,683,600       291,600
Interest Rates Non-U.S.            3,082,544       2.88%          3,142,103       363,460
Livestock                            281,600       0.26%            686,250       131,110
Metals:
 - Exchange Traded Contracts       1,202,600       1.12%          1,292,000       259,000
 - OTC Contracts                     800,050       0.74%            944,450        14,700
Softs                                986,752       0.92%          1,244,364       397,428
Indices                            2,341,821       2.19%          5,162,052     1,239,424
                                ------------      ------
Total                            $14,443,952       13.49%
                                ============      ======

                                       18

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -

               In April 2002, consolidated amended complaints were filed against Salomon Smith Barney Inc and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Also pending in the Southern District of New York against Salomon Smith Barney Inc and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters.

Item 2.   Changes in Securities and Use of Proceeds -

               The Partnership continues to offer units at the net asset value per Unit as of the end of each month. For the six months ended June 30, 2002 and 2001, there were additional sales of 38,512.0870 and 22,796.4204 Units totaling $36,755,000 and $24,171,000, respectively, and  contributions  by the General Partner  representing  360.8992 and
          203.4607   Unit   equivalents    totaling   $344,000   and   $216,000,
          respectively.

               Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None


Item 6.  (a) Exhibit - 99.1 Certificate of Chief Executive Officer.
             Exhibit - 99.2 Certificate of Chief Financial Officer.

         (b) Reports on Form 8-K - None with respect to the second quarter of 2002. On July 17, 2002 the Partnership filed a notice on Form 8-K to report a change in accountants from PricewaterhouseCoopers LLP to KPMG LLP.

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

Date:      8/14/02
           ---------


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


Date:      8/14/02
           ---------


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date: 8/14/02