Form 10-K
period 2002-12-31
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2003-03-27
CIK 1095007

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002

Commission File Number 000-32599


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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Acts).

                                            Yes       No   X
                                                ----      ----

Limited   Partnership  Units  with  an  aggregate  value  of  $105,950,788  were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2003, 165,412.0476 Limited Partnership Units were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1. Business.

     (a) General development of business. Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") is a limited partnership organized under the partnership laws of the State of New York, on August 25, 1999 to engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forwards. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. A total of 190,000 Units of Limited Partnership Interest in the Partnership ("Units") have been offered to the public.

     A Registration Statement on Form S-1 relating to the public offering of 150,000 Units became effective on January 31, 2000. Between January 31, 2000 (commencement of offering period) and May 30, 2000, 16,045 Units were sold at $1,000 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $162,000 to the Partnership's trading account on June 1, 2000 when the Partnership commenced trading.

     Sales of additional Units and additional general partner contributions and redemptions of Units for the years ended December 31, 2002 and 2001 and for the period from August 25, 1999 (date Partnership was organized) to December 31, 2000, are reported in the Statement of Partners' Capital on page F-9 under "Item
8. Financial Statements and Supplementary Data".

     A second Registration Statement on Form S-1 relating to the public offering of 190,000 Units (including the 150,000 Units that had previously been registered) became effective on November 25, 2002. As of that date, 151,719.9547 Units had been sold.

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

     As of December 31, 2002, all commodity  trading  decisions are made for the
Partnership  by  Beacon  Management  Corporation   ("Beacon"),   Graham  Capital

Management, L.P. ("Graham"), Campbell & Company, Inc. ("Campbell") and Aspect Capital Limited ("Aspect") (collectively, the "Advisors"). None of the Advisors is affiliated with one another, the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership. Aspect Capital Limited was added as an Advisor to the Partnership on January 3, 2002.

     Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership is obligated to pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to each Advisor as of the end of each month, except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% a year) of month-end Net Assets allocated to the Advisor. The Partnership is obligated to pay an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

     The Partnership has entered into a Customer Agreement with SSB (the "Customer Agreement") which provides that the Partnership pays SSB (i) a monthly brokerage fee equal to 9/20 of 1% of month-end Net Assets allocated to the Advisors (5.4% per year) in lieu of brokerage commissions on a per trade basis. SSB pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

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

     (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 2002 and 2001 and for the period from June 1, 2000 (commencement of trading operations) to December 31, 2000, is set forth under "Item 6. Select Financial Data". Partnership's capital as of December 31, 2002, was $156,859,683.

          (c) Narrative description of business.

          See Paragraphs (a) and (b) above.

          (i) through (xii) - Not applicable.

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

Item 3.  Legal Proceedings.

     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Salomon Smith Barney Holdings Inc. ("SSBHI") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

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

     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California (County of Orange et al. v. Bear Stearns & Co. Inc. et al.). The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. SSB and the remaining brokerage firms settled with Orange County in mid 1999. SSB paid $1,333,333 to settle this matter.

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

     In November 1998, a class action complaint was filed in the U.S. District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier

County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. In November 1999, SSB moved to dismiss the amended complaint. In May 2001, the parties reached and the court preliminarily approved a tentative settlement. SSB paid $1,063,457 to settle this matter and in September 2001, the court approved the settlement.

     In connection with the Louisiana and Florida matters, the IRS and SEC conducted an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions. In April 2000, SSB and several other broker-dealers entered into a settlement with the IRS and the SEC. Thereafter, the plaintiffs filed voluntary discontinuances.

     In December 1998, SSB was one of 28 market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegations, agreed to an order which required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and SEC Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000 and (iii) submit certain policies and procedures to an independent consultant for review.

     In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, SSB breached its contracts with plaintiffs, misused their monies and engaged in tortious conduct, including breaching its fiduciary duties. SSB asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiff's motion to strike out the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. In August 2002, SSB filed a motion for summary judgment.

     In April 2002, numerous class action complaints were filed against Salomon Smith Barney and other investment banks in the U.S. District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the court issued an opinion denying the defendants' motion to dismiss. Also pending in the Southern District of New York against SSB and other investment banks are several alleged class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings underwritten by such parties. The defendants in these actions have moved to dismiss the consolidated amended complaint but the court has not yet rendered a decision on those motions.

     In April 2002, Citigroup and, in one case, SSB were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two alleged consolidated class action complaints that were filed in the U.S. District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (Newby, et al.
v.  Enron  Corp.,  et al.),  alleges  violations  of  Sections  11 and 15 of the

Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the other action, brought on behalf of current and former Enron employees (Tittle, et al. v. Enron Corp., et al.), alleges violations of ERISA and RICO, as well as negligence and civil conspiracy. On May 8, 2002, Citigroup and SSB filed motions to dismiss the complaints. On December 19, 2002, the motions to dismiss the Newby complaint were denied. The motion to dismiss the complaint in Tittle remains pending.

     Since April 2002, SSB and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees, including the NASD Inc. which has raised issues about SSB's internal e-mail retention practices and research on Winstar Communications, Inc. With respect to Winstar, SSB has entered into a settlement agreement. SSB agreed to pay a penalty in the amount of $5 million and did not admit to any wrongdoing. With respect to other such matters, on December 20, 2002, Citigroup and a number of other broker/dealers reached a settlement-in-principle with the SEC, the NASD Inc., the New York Stock Exchange (the "NYSE") and the Attorney General of New York of all issues raised in their research, initial public offerings allocation and spinning-related inquiries. In addition, with respect to issues raised by the NASD, the NYSE and the SEC about SSB's and other firms' e-mail retention practices, SSB and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. SSB agreed to pay a penalty in the amount of $1.65 million and did not admit to any allegation of wrongdoing.

     Since May 2002, Citigroup, SSB and certain principals, executive officers and current and former employees have been named as defendants in a number of alleged class action complaints filed in the U.S. District Court for the Southern District of New York by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934 by issuing research reports without reasonable basis and failing to disclose conflicts of interest in connection with published investment research, including Global Crossing, WorldCom, Inc., AT&T, Winstar, Rhythm Net Connections, Level 3 Communications, MetroMedia Fiber Network, XO Communications and Williams Communications Group Inc. Nearly all of these actions are pending before a single judge in the U.S. District Court for the Southern District of New York for coordinated proceedings. The court has consolidated these actions into nine separate categories corresponding to the companies named above.

     Additional actions have been filed against Citigroup and certain of its affiliates, including SSB, and certain of their current and former directors, officers and employees, along with other parties, including: (1) three putative class actions filed in state courts and federal courts on behalf of persons who maintained accounts with SSB asserting, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions; (2) approximately fifteen actions filed in different state courts by individuals asserting, among other claims, common law claims and claims under state securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing and WorldCom, Inc.; (3) approximately five actions filed in different state courts by pension and other funds asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including WorldCom, Inc. and Qwest Communications International Inc.; and (4) more than two hundred arbitrations asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research.

     In July 2002, Citigroup, SSB and various of its affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in an alleged class action filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (Hudson Soft Co., Ltd v. Credit Suisse First Boston Corporation, et al.). The complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages.

     Additional actions have been filed against Citigroup and certain of its affiliates, including SSB, along with other parties, including (i) three actions brought in state courts by state pension plans for alleged violations of state securities law and common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of federal securities law, including
Section 11 of the Securities Act of 1933, and claims for fraud and misrepresentation; (iv) a series of alleged class actions by purchasers of NewPower Holdings common stock alleging violations of federal securities law, including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934; (v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (ix) a putative class action brought by clients of SSB in connection with research reports concerning Enron, alleging breach of contract; (x) actions brought by several investment funds in connection with the purchase of notes and/or certificates of the Osprey Trusts, the Marlin Trust, and the Marlin Water trust, as well as the purchase of other Enron or Enron-related securities, alleging violation of state and federal securities laws, and common law civil conspiracy and fraud; (xi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including Section 11 of the Securities Act of 1933, as amended, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; and (xii) an action brought by two broker/dealers in connection with the purchase of certain notes, alleging violation of federal and state securities laws. Several of these cases have been consolidated with the Newby action and stayed pending the Court's decision on the pending motions of certain defendants to dismiss Newby.

     Additionally, Citigroup and certain of its affiliates, including SSB, have provided substantial information to, and have entered into substantive discussions with, the Securities and Exchange Commission regarding certain of their transactions with Enron and a transaction with Dynegy Inc. Citigroup and certain of its affiliates, including SSB, also have received subpoenas and requests for information from various other regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup and such affiliates, including SSB, are cooperating fully with all such requests.

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

     On October 11, 2002, the Above Paradise and Municipal Police Employees lawsuits filed in the United States District Court for the Southern District of

New York were superseded by the filing of a consolidated putative class action complaint in the United States District Court for the Southern District of New York (In Re Worldcom, Inc. Securities Litigation). In the consolidated complaint, in addition to the claims of violations by the underwriters of the federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, the plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by SSB arising out of alleged conflicts of interest of SSB and Jack Grubman. The plaintiffs continue to seek unspecified compensatory damages. In addition to the consolidated class action complaint, the Southern District of Mississippi class action has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

     In addition to the several putative class actions that have been commenced, certain individual actions have been filed in various federal and state courts against Citigroup and SSB, along with other parties, concerning WorldCom debt securities including individual state court actions brought by approximately 18 pension funds and other institutional investors in connection with the underwriting of debt securities of WorldCom alleging violations of Section 11 of the Securities Act of 1933, as amended, and, in one case, violations of various state securities laws and common law fraud. Most of these actions have been removed to federal court and have been transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

     A putative class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud (Emanuele V. Worldcom, Inc., Et Al.), which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. In December 2002, the claims against SSB and the other underwriters were dismissed without prejudice.

     On or about January 27, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the District of New Jersey (In Re AT&T Corporation Securities Litgation) sought leave to amend its complaint on behalf of purchasers of AT&T common stock asserting claims against, among others, AT&T Corporation, to add as named defendants Citigroup, SSB and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with AT&T in connection with published investment research.

     On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of

New York (In Re Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which names as defendants, among others, Citigroup, SSB and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research.

     SSBHI and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBHI's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of SSBHI's management, none of these actions is expected to have a material adverse effect on the results of operations, consolidated financial condition or liquidity of SSBHI and its subsidiaries.

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

          (b) Holders. The number of holders of Units of Limited Partnership Interest as of December 31, 2002, was 5,769.

          (c) Distribution. The Partnership did not declare a distribution in 2002 and 2001.

          (d) Use of Proceeds. For the period ended December 31, 2002, there were additional sales of 75,434.1122 Units totaling $78,728,000 and contributions by the General Partner representing 1,311.3712 Units equivalents totaling $1,383,000. For the period ended December 31, 2001, there were additional sales of 45,419.4548 Units totaling $47,856,000 and contributions by the General Partner representing 401.8626 Units equivalents totaling $425,000. For the period ended December 31, 2000, there were additional sales of 12,846.3864 Units totaling $12,563,000 and contributions by the General Partner representing 128.9152 Unit equivalents totaling $126,000. Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6. Selected Financial Data. The Partnership commenced trading operations on June 1, 2000. Realized and unrealized trading gains, interest income, net income and increase in Net Asset Value per Unit for the years ended December 31, 2002 and 2001 and for the period from June 1, 2000 (commencement of trading operations) to December 31, 2000, and total assets at December 31, 2002, 2001 and 2000 were as follows:

                                         2002             2001               2000

Realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 of $7,000,104, $3,132,288 and
 $803,045, respectively            $  22,692,993    $  (1,626,277)   $   2,637,312


Interest income                        1,445,439        1,330,414          633,253

                                   $  24,138,432    $    (295,863)   $   3,270,565

Net income (loss)                  $  17,290,120    $  (1,932,112)   $   2,246,017


Increase (decrease) in Net
 Asset Value per Unit              $      136.60    $      (20.54)   $       42.22

Total assets                       $ 164,043,716    $  71,587,137    $  31,557,418


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

     (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. The amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.

     No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all or some of his Units to be redeemed by the Partnership at the Redemption value per Unit thereof as of the last day of each month, ending at least three months after such Units have been issued, on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2002, 9,611.6513 Units were redeemed totaling $10,413,271. For the year ended December 31, 2001, 6,286.5438

Units were redeemed totaling  $6,549,851.  For the year ended December 31, 2000,
329.7094 Units were redeemed totaling $321,220. Redemption/subscription value per Unit differs from net asset value per Unit calculated for financial reporting purposes in that the remaining liability for reimbursement of offering and organization expenses for the Initial Offering Period will not be included in the calculation of redemption/subscription value per Unit.

     Offering and organization expenses of approximately $750,000, relating to the issuance and marketing of the Partnership's Units offered were initially paid by SSB. These costs were reimbursed to SSB by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

     As of December  31, 2002,  2001 and 2000,  $ -0-,  $360,403 and $193,011 of
these costs have been reimbursed to SSB, by the Partnership.

     In addition, the Partnership has recorded interest expense of $3,846, $35,691 and $37,267, for the periods ended December 31, 2002, 2001 and 2000, which is included in other expenses.

     The Partnership continues to offer Units at the Net Asset Value per Unit as of the end of each month. For the year ended December 31, 2002, there were additional sales of 75,434.1122 Units totaling $78,728,000 and contributions by the General Partner representing 1,311.3712 Unit equivalents totaling $1,383,000. For the year ended December 31, 2001, there were additional sales of 45,419.4548 Units totaling $47,856,000 and contributions by the General Partner representing 401.8626 Unit equivalents totaling $425,000. For the year ended

December 31, 2000, there were additional sales of 12,846.3864 Units totaling $12,563,000 and contributions by the General Partner representing 329.7094 Unit equivalents totaling $126,000.

     (c) Results of Operations.

     For the year ended December 31, 2002, the Net Asset Value per Unit increased 13.3% from $1,021.68 to $1,157.44. For the year ended December 31, 2001, the Net Asset Value per Unit decreased 2.0% from $1,042.22 to $1,021.68. For the period from June 1, 2000 (commencement of trading operations) to December 31, 2000, the Net Asset Value per Unit increased 4.2% from $1,000 to $1,042.22.

     The Partnership experienced net trading gains of $29,693,097 before commissions and expenses in 2002. Gains were primarily attributable to the trading of currencies, grains, livestock, indices, U.S. and non-U.S. interest rates and were partially offset by losses recognized in energy, softs and metals.

     The  Partnership   experienced  net  trading  gains  of  $1,506,111  before
commissions and expenses in 2001. Gains were primarily attributable to the trading of currencies, U.S. and non-U.S. interest rates and softs and were partially offset by losses recognized in indices, metals, energy and grains.

     The  Partnership   experienced  net  trading  gains  of  $3,440,357  before
commissions and expenses in 2000. Gains were primarily attributable to the trading of currencies, energy products, grains, softs, livestock, U.S. and non-U.S. interest rates and metals and were partially offset by losses recognized in indices.

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

     (e) Critical Accounting Policies

     The General Partner believes that the accounting policies that will be most critical to the Partnership's financial condition and results of operations relate to the valuation of the Partnership's positions. The majority of the Partnership's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. If applicable, the Partnership's spot and forward foreign currency contracts will also be valued at published daily settlement prices or at dealers' quotes. The General Partner expects that under normal circumstances substantially all of the Partnership's assets will be valued by objective measures and without difficulty.


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

     The fair value of the Partnership's futures and forward positions does not have any op tionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership's Trading Value at Risk in Different Market Sectors

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2002 and the highest and lowest value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2002, the Partnership's total capitalization was $156,859,683.

                                December 31, 2002

                                                                         Year  to Date
                                                  % of Total          High          Low
Market Sector                   Value at Risk   Capitalization   Value at Risk  Value at Risk

Currencies
- Exchange Traded Contracts      $ 3,900,846         2.49%       $3,900,846      $639,666
- OTC Contracts                    1,049,136         0.66%        2,589,079       223,831
Energy                             5,166,600         3.29%        5,166,600       151,980
Grains                             1,395,841         0.89%        1,698,919       381,848
Interest rates U.S.                1,976,100         1.26%        1,976,100       291,600
Interest rates Non-U.S.            4,241,341         2.70%        4,241,341       363,460
Livestock                            622,100         0.40%          765,000        97,040
Metals
 - Exchange Traded Contracts       1,375,000         0.88%        1,831,000       259,000
 - OTC Contracts                     186,600         0.12%        1,149,425        14,700
Softs                              1,264,850         0.81%        2,180,900       397,428
Indices                            1,629,232         1.04%        5,162,052       563,553
                                 -----------        ------
Total                            $22,807,646        14.54%
                                  ----------        -----

As of December 31, 2001, the Partnership's total capitalization was $69,871,834.


                                December 31, 2001

                                                                         Year  to Date
                                                  % of Total          High          Low
Market Sector                   Value at Risk   Capitalization   Value at Risk  Value at Risk

Currencies
- Exchange Traded Contracts      $1,565,102          2.24%        $1,565,102    $412,424
- OTC Contracts                     254,643          0.36%         3,153,404      27,500
Energy                            1,637,600          2.35%         1,898,100     112,330
Grains                              526,850          0.76%           666,050      71,425
Interest rates U.S.                 275,500          0.39%         1,350,700     272,500
Interest rates Non-U.S.             362,399          0.52%         2,496,981     361,261
Livestock                           188,800          0.27%           353,800      45,730
Metals
 - Exchange Traded Contracts        327,000          0.47%         1,022,000     308,800
 - OTC Contracts                     86,200          0.12%           518,475      29,600
Softs                               596,240          0.85%           880,007     198,800
Indices                           1,258,274          1.80%         2,276,237     759,993
                                  ---------         -----
Total                            $7,078,608         10.13%
                                  ---------         ------

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

     The following were the primary trading risk exposures of the Partnership as of December 31, 2002, by market sector.

     Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

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

     Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2002, the Partnership's primary exposures were in the Financial Times (England) and Nikkei (Japan) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoidbeing "whipsawed" into numerous small losses.)

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

     Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Corn, cotton, sugar, soybeans, soybean meal, soybean oil and wheat accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2002.

     Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Partnership as of December 31, 2002.

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

Item 8.   Financial Statements and Supplementary Data.




             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS


                                                              Page
                                                             Number

      Oath or Affirmation.                                     F-2

      Reports of Independent Accountants.                   F-3 - F-4

      Financial Statements:
      Statements of Financial Condition at
      December 31, 2002 and 2001.                              F-5

      Condensed Schedules of Investments at
      December 31, 2002 and 2001.                           F-6 - F-7

      Statements of Income and Expenses for
      the years ended December 31, 2002,
      2001 and the period from June 1, 2000
      (commencement of trading operations)
      to December 31, 2000.                                    F-8

      Statements of Partners' Capital for
      the years ended December 31, 2002,
      2001 and the period from August 25,
      1999 (date Partnership was organized)
      to December 31, 2000.                                    F-9

      Notes to Financial Statements.                       F-10 - F-13

      Selected unaudited quarterly financial
      data.                                                    F-14

                 To The Limited Partners of Salomon Smith Barney
                       Diversified 2000 Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  /s/Daniel R. McAuliffe, Jr.
        Daniel R. McAuliffe, Jr.
        Chief Financial Officer and Director
        Smith Barney Futures Management LLC
        General Partner, Salomon Smith Barney
        Diversified 2000 Futures Fund L.P.

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y. 10013
212-723-5424

                         Report of Independent Auditors

To the Partners of
Salomon Smith Barney Diversified 2000 Futures Fund L.P.:

We have audited the accompanying statement of financial condition of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the Partnership), including the condensed schedule of investments, as of December 31, 2002, and the related statements of income and expenses, and partners' capital for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of December 31, 2001 and for the year ended December 31, 2001 and the period from August 25, 1999 (date Partnership was organized) to December 31, 2000 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salomon Smith Barney Diversified 2000 Futures Fund L.P. as of December 31, 2002, and the results of its operations and changes in its partners' capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
New York, New York
March 7, 2003

                        Report of Independent Accountants

To the Partners of
Salomon Smith Barney Diversified 2000 Futures Fund L.P.:

In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Salomon Smith Barney Diversified 2000 Futures Fund L.P. at December 31, 2001, and the results of its operations for the year ended December 31, 2001 and for the period from August 25, 1999 (date Partnership was organized) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                                               Salomon Smith Barney
                                        Diversified 2000 Futures Fund L.P.
                                         Statements of Financial Condition
                                            December 31, 2002 and 2001

                                                                                   2002              2001
Assets:
Equity in commodity futures trading account:
   Cash (restricted $29,238,934 and $9,018,787 in 2002 and 2001,
   respectively) (Note 3c)                                                      $150,305,334       $69,296,025
   Net unrealized appreciation on open positions *                                13,611,638         2,207,744
                                                                                ------------      ------------
                                                                                 163,916,972        71,503,769
Interest receivable                                                                  126,744            83,368
                                                                                ------------      ------------
                                                                                $164,043,716       $71,587,137
                                                                                -------------     ------------

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions (Note 3c)                                                            $752,354          $328,163
   Management fees (Note 3b)                                                         252,030           120,908
   Incentive fees                                                                  4,026,955            58,526
   Professional fees                                                                  67,663            36,363
   Other                                                                              13,348            10,276
  Due to SSB (Note 6)                                                                     --           196,586
  Redemptions payable (Note 5)                                                     2,071,683           964,481
                                                                                -------------     ------------
                                                                                   7,184,033         1,715,303
Partners' capital (Notes 1 and 5):
  General Partner, 2,005.1490 and 693.7778 Units equivalents
   outstanding in 2002 and 2001, respectively                                      2,320,840           708,819
  Limited Partners, 133,518.0489 and 67,695.5880 Units of Limited
   Partnership Interest outstanding in 2002 and 2001, respectively               154,538,843        69,163,015
                                                                                -------------     ------------
                                                                                 156,859,683        69,871,834
                                                                                -------------     ------------
                                                                                $164,043,716       $71,587,137
                                                                               -------------      ------------


* Forward contracts included in this balance are presented gross in the accompanying Condensed Schedule of Investments.
See accompanying notes to financial statements.

                              Salomon Smith Barney
                       Diversified 2000 Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2002

Sector                                                      Contract                                    Fair Value
Currencies                                     Unrealized appreciation on forward contracts 0.75%        $1,171,718
                                               Unrealized depreciation on forward contracts (0.41)%        (644,931)
                                                                                                         ----------
                                                 Total forward contracts 0.34%                              526,787

                                               Futures contracts purchased  3.67%                         5,748,189
                                               Futures contracts sold  (0.72)%                           (1,127,433)
                                                                                                          ----------
                                                 Total futures contracts  2.95%                           4,620,756
                                                                                                          ----------
  Total Currencies  3.29%                                                                                 5,147,543
                                                                                                          ---------

Total Energy  0.50%                            Futures contracts purchased  0.50%                           782,390
                                                                                                           ---------
Grains                                         Futures contracts purchased  (0.05)%                         (81,565)
                                               Futures contracts sold  0.51%                                803,007
                                                                                                           ---------
  Total Grains  0.46%                                                                                       721,442
                                                                                                           ---------
Total Interest Rates U.S. 1.29%                Futures contracts purchased  1.29%                         2,025,022
                                                                                                          ---------
Interest Rates Non-U.S.                        Futures contracts purchased  2.36%                         3,705,998
                                               Futures contracts sold  (0.03)%                              (55,736)
                                                                                                           ---------
  Total Interest Rates Non-U.S. 2.33%                                                                     3,650,262
                                                                                                          ---------
Total Livestock  0.10%                         Futures contracts purchased  0.10%                           158,360
                                                                                                          ---------
Metals                                         Futures contracts purchased  0.76%                         1,200,138
                                               Futures contracts sold  0.00% *                                8,875
                                                                                                          ---------
                                                 Total futures contracts 0.76%                            1,209,013

                                               Unrealized appreciation on forward contracts 0.25%           387,383
                                               Unrealized depreciation on forward contracts (0.91)%      (1,432,393)
                                                                                                          ---------
                                                 Total forward contracts (0.66)%                         (1,045,010)
                                                                                                          ---------
  Total Metals  0.10%                                                                                       164,003
                                                                                                          ---------
Softs                                          Futures contracts purchased  0.47%                           729,663
                                               Futures contracts sold  0.00%*                                 6,165
                                                                                                           ---------
  Total Softs  0.47%                                                                                        735,828
                                                                                                           ---------
Indices                                        Futures contracts purchased  (0.10)%                        (156,350)
                                               Futures contracts sold  0.24%                                383,138
                                                                                                            ---------
  Total Indices  0.14%                                                                                      226,788
                                                                                                            ---------
Total Fair Value  8.68%                                                                                 $13,611,638
                                                                                                         -----------

                                           Investments              % of Investments
Country Composition                       at Fair Value              at Fair Value
--------------------------           -------------------------- --------------------------
Australia                                 $   311,569                      2.29%
Canada                                        320,037                      2.35
France                                        (34,305)                    (0.25)
Germany                                     1,420,824                     10.44
Hong Kong                                      75,912                      0.56
Japan                                         322,941                      2.37
Spain                                         (10,893)                    (0.08)
United Kingdom                                485,879                      3.57
United States                              10,719,674                     78.75
                                     -------------------------- --------------------------
                                          $13,611,638                    100.00%
                                     ========================== ==========================

 Percentages are based on Partners' capital unless otherwise indicated
 * Due to rounding.
 See accompanying notes to financial statements.

                              Salomon Smith Barney
                       Diversified 2000 Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2001

Sector                                                    Contract                                   Fair Value
Currencies                                     Over the counter contracts sold  0.32%                $  225,591
                                               Over the counter contracts purchased (0.69)%            (480,533)
                                                                                                      ---------
                                                 Total Over the counter  (0.37)%                       (254,942)
                                                                                                      ----------
                                               Exchange contracts sold  2.50%                         1,749,168
                                               Exchange contracts purchased  1.28%                      891,303
                                                                                                      ---------
                                                 Total Exchange contracts  3.78%                      2,640,471
                                                                                                      ---------
  Total Currencies 3.41%                                                                              2,385,529
                                                                                                      ---------
Total Energy (0.13)%                           Futures contracts sold  (0.13)%                          (93,126)
                                                                                                       ---------
Total Grains 0.51%                             Futures contracts sold  0.51%                            354,807
                                                                                                       ---------
Interest Rates U.S.                            Futures contracts sold  0.00%*                               789
                                               Futures contracts purchased  0.09%                        63,137
                                                                                                        ---------
  Total Interest Rates U.S. 0.09%                                                                        63,926
                                                                                                        ---------
Interest Rates Non-U.S.                        Futures contracts sold  0.15%                            101,999
                                               Futures contracts purchased  (0.15)%                    (102,991)
                                                                                                        ---------
  Total Interest Rates Non-U.S. 0.00%*                                                                     (992)
                                                                                                        ---------

Total Livestock (0.27)%                        Futures contracts sold  (0.27)%                         (189,134)
                                                                                                        ---------
Metals                                         Futures contracts sold  (0.81)%                         (566,943)
                                               Futures contracts purchased  0.06%                        42,804
                                                                                                        ---------
  Total Metals (0.75)%                                                                                 (524,139)
                                                                                                       ---------
Softs                                          Futures contracts sold  0.09%                             59,560
                                               Futures contracts purchased  0.25%                       177,406
                                                                                                        ---------
  Total Softs 0.34%                                                                                     236,966
                                                                                                        ---------
Indices                                        Futures contracts sold  (0.02)%                          (15,515)
                                               Futures contracts purchased  (0.2)%                      (10,578)
                                                                                                        ---------
  Total Indices (0.04)%                                                                                 (26,093)
                                                                                                        ---------
Total Fair Value 3.16%                                                                               $2,207,744
                                                                                                      ---------

                                           Investments              % of Investments
Country Composition                          at Value                   at Value
--------------------------           -------------------------- --------------------------
Australia                                 $    32,387                      1.47%
Canada                                        (12,660)                    (0.57)
Germany                                        60,975                      2.76
Hong Kong                                         725                      0.03
Japan                                         (72,854)                    (3.30)
France                                         17,418                      0.79
Singapore                                      25,378                      1.15
United Kingdom                               (392,924)                   (17.80)
United States                               2,549,299                    115.47
                                     -------------------------- --------------------------
                                           $2,207,744                    100.00%
                                     ========================== ==========================

    Percentages are based on Partners' capital unless otherwise indicated
    * Due to rounding.
    See notes to financial statements.

                              Salomon Smith Barney
                       Diversified 2000 Futures Fund L.P.
                        Statements of Income and Expenses
                 for the years ended December 31, 2002 and 2001
                         and for the period June 1, 2000
                      (commencement of trading operations)
                              to December 31, 2000

                                                                     2002               2001              2000
    Income:
    Net gains on trading of commodity interests:
    Realized gains on closed positions and foreign currencies    $18,289,203         $2,452,235          $286,389
    Net unrealized gains (losses) on open positions               11,403,894           (946,224)        3,153,968
                                                                  -----------        -----------       -----------
                                                                  29,693,097          1,506,011         3,440,357
    Interest income (Note 3c)                                      1,445,439          1,330,414           633,253
                                                                  -----------        -----------       -----------
                                                                  31,138,536          2,836,425         4,073,610
                                                                  -----------        -----------       -----------
     Expenses:
     Brokerage commissions including clearing fees
      of $338,803, $139,504 and $30,451, respectively
      (Note 3c)                                                    7,000,104          3,132,288           803,045
     Management fees (Note 3b)                                     2,147,508          1,034,107           253,873
     Incentive fees (Note 3b)                                      4,026,955             58,526            568,604
     Professional fees                                               629,075            465,609           159,004
     Other expenses                                                   44,774             78,007            43,067
                                                                  -----------        -----------       -----------
                                                                  13,848,416          4,768,537         1,827,593
                                                                  -----------        -----------       -----------
     Net income (loss)                                           $17,290,120        $(1,932,112)       $2,246,017
                                                                  -----------        -----------       -----------
     Net Income (loss) per Unit of Limited Partnership
      Interest and General Partner Unit equivalent
      (Notes 1 and 7)                                                $136.60            $(30.32)           $70.19
                                                                  -----------        -----------       -----------

See accompanying notes to financial statements.

                              Salomon Smith Barney
                       Diversified 2000 Futures Fund L.P.
                         Statements of Partners' Capital
                 for the years ended December 31, 2002 and 2001
                       and for the period August 25, 1999
                        (date Partnership was organized)
                              to December 31, 2000

                                                         Limited             General
                                                        Partners             Partner            Total
Initial capital contribution, 1 Unit of Limited
  Partnership Interest and General Partner's
  contribution representing 1 Unit equivalent                $1,000              $1,000            $2,000
Proceeds from offering of 16,045 Units of Limited
  Partnership Interest and General Partner's
  contribution representing 162 Unit equivalents
  (Note 1)                                               16,045,000             162,000        16,207,000
Offering costs (Note 6)                                    (742,500)             (7,500)         (750,000)
                                                         ------------           ---------      -----------
Opening Partnership capital for operations               15,303,500             155,500        15,459,000
Net income                                                2,223,277              22,740         2,246,017
Sale of 12,846.3864 Units of Limited Partnership
  Interest and General Partner's contribution
  representing 128.9152 Unit equivalents                 12,563,000             126,000        12,689,000
Redemption of 329.7094 Units of Limited
  Partnership Interest                                     (321,220)                 --          (321,220)
                                                         ------------           ---------      -----------
Partners' capital at December 31, 2000                   29,768,557             304,240        30,072,797
Net loss                                                 (1,911,691)            (20,421)       (1,932,112)
Sale of 45,419.4548 Units of Limited Partnership
  Interest and General Partner's contribution
  representing 401.8626 Unit equivalents                 47,856,000             425,000        48,281,000
Redemption of 6,286.5438 Units of Limited
  Partnership Interest                                   (6,549,851)                 --        (6,549,851)
                                                         ------------           ---------      -----------
Partners' capital at December 31, 2001                   69,163,015             708,819        69,871,834
Net income                                               17,061,099             229,021        17,290,120
Sale of 75,434.1122 Units of Limited Partnership
  Interest and General Partner's contribution
  representing 1,311.3712 Unit equivalents               78,728,000           1,383,000        80,111,000
Redemption of 9,611.6513 Units of Limited
  Partnership Interest                                 (10,413,271)                  --       (10,413,271)
                                                        ------------           ---------      ------------
Partners' capital at December 31, 2002                 $154,538,843          $2,320,840      $156,859,683
                                                       ------------           ---------      -------------

See accompanying notes to financial statements.

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

     Between January 31, 2000 (commencement of the offering period) and May 30, 2000, 16,045 Units of Limited Partnership Interest ("Units") were sold at $1,000 per Unit. The proceeds of the initial offering were held in an escrow account until May 31, 2000, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 150,000 Units of Limited Partnership Interest ("Units") during its initial offering period. As of November 25, 2002, the Partnership was authorized to sell an additional 40,000 units. The Partnership continues to offer Units.

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

     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

     The Partnership will be liquidated upon the first to occur of the following: December 31, 2019; the net asset value of a Unit decreases to less than $400 per unit as of the close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.   Accounting Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership's income and expenses.

     c. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     d. Certain prior period amounts have been reclassified to conform to current year presentation.

3.   Agreements:

     a.   Limited Partnership Agreement:

          The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.   Management Agreement:

          The General Partner, on behalf of the Partnership, has entered into Management Agreements with Beacon Management Corporation ("Beacon"), Graham Capital Management L.P. ("Graham"), Campbell & Company, Inc. ("Campbell"), and Aspect Capital Limited ("Aspect") (collectively, the "Advisors"), each of which are registered commodity trading advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or SSB and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor, except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% a year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

          In addition, the Partnership is obligated to pay each Advisor an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership. On January 1, 2002, Aspect Capital Limited was added as an Advisor to the Partnership.

     c.   Customer Agreement:

          The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SSB a brokerage fee equal to 5.4% per year calculated and paid monthly based on .45% of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of all liabilities of the Partnership. SSB will pay a portion of brokerage fees to its financial consultants who have sold Units in this Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2002 and 2001, the amount of cash held for margin requirements was $29,238,934 and $9,018,787, respectively. SSB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership's account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statement of income and expenses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2002 and 2001, based on a monthly calculation, was $6,431,811 and $3,370,732, respectively.

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

6.   Offering Costs:

     Offering costs of approximately $750,000 relating to the issuance and marketing of the Partnership's Units offered were initially paid by SSB. The Partnership has reimbursed SSB for all such costs incurred during the initial and continuous offering period (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

     For the years ended December 31, 2002 and 2001, $0 and $196,586, respectively, of these costs have been reimbursed to SSB by the Partnership. In addition, the Partnership has recorded interest expense of $3,846 and $35,691, for the years ended December 31, 2002 and 2001, respectively, which is included in other expenses.

7.  Financial Highlights:

     Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2002 and 2001 and for the period from June 1, 2000 (commencement of trading operations) to December 31, 2000 were as follows:


                                                                            2002              2001                2000

    Net realized and unrealized gains (losses) *                            $185.55           $(24.12)          $83.75
    Interest income                                                           13.55             29.46            27.07
    Expenses **                                                              (62.50)           (35.66)          (40.63)
                                                                            -------           -------           -------
    Increase (decrease) for the period                                       136.60            (30.32)           70.19
    Net asset value per Unit, beginning of period                          1,021.68          1,042.22         1,000.00
    Offering cost adjustment                                                     --                --           (46.27)
    Redemption/subscription value per Unit
     versus net asset value per Unit                                          (0.84)             9.78            18.30
                                                                       ------------      ------------     -------------
    Net asset value per Unit, end of period                               $1,157.44         $1,021.68        $1,042.22
                                                                       ------------      ------------     -------------
    Redemption/subscription value per Unit,
     end of period ***                                                    $1,157.44         $1,024.07        $1,061.52
                                                                       ------------      ------------     -------------

     *    Includes brokerage commissions
     **   Excludes brokerage commissions
     ***  For the purpose of a  redemption/subscription,  any remaining  accrued
          liability  for   reimbursement  of  offering  costs  will  not  reduce
          redemption/subscription net asset value per unit.

    Ratios to average net assets:
     Net investment loss before incentive fees ****                           (7.6)%            (6.9)%
     Incentive fees                                                           (3.7)%            (0.1)%
                                                                              ------             -----
     Net investment loss after incentive fees                                (11.3)%            (7.0)%
                                                                              ----               ---
     Net income (loss) before incentive fees *****                            19.4%             (3.8)%
     Incentive fees *****                                                     (3.7)%            (0.1)%
                                                                             ------             -----
     Net income (loss) after incentive fees *****                             15.7%             (3.9)%
                                                                              ----               ---
     Operating expenses                                                        9.0%              9.6%
     Incentive fees                                                            3.7%              0.1%
                                                                              -----             -----
     Total expenses                                                           12.7%              9.7%
                                                                              ----               ---
    Total return:
     Total return before incentive fees                                       16.2%             (1.5)%
     Incentive fees                                                           (2.9)%            (0.5)%
                                                                              ------            -----
     Total return after incentive fees                                        13.3%             (2.0)%
                                                                              ------            -----

     **** Interest income less total expenses (exclusive of incentive fees) ***** Supplemental information not required
     The above ratios may vary for individual investors based on the timing of capital transactions during the year.


8.  Financial Instrument Risks:

     In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contractS are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

     The majority of these instruments mature within one year of December 31, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2002 and December 31, 2001 is summarized below:

                                        For the period     For the period        For the period    For the period
                                              from              from                 from              from
                                        October 1, 2002     July 1, 2002         April 1, 2002     January 1, 2002
                                               to                to                     to                to
                                        December 31, 2002  September 30, 2002    June 30, 2002     March 31, 2002

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                 $(5,411,644)     $25,204,937           $ 11,174,048    $ (6,828,909)

Net Income (loss)                          $(5,707,980)     $20,134,106           $ 10,155,226    $ (7,291,232)

Increase (decrease) in
 Net Asset Value per Unit                  $    (45.89)     $    177.82                $ 95.32        $ (91.49)


                                         For the period    For the period      For the period   For the period
                                              from              from                from             from
                                         October 1, 2001    July 1, 2001        April 1, 2001   January 1, 2001
                                               to               to                   to              to
                                        December 31, 2001  September 30, 2001   June 30, 2001   March 31, 2001

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                $(2,643,013)   $     2,124,667          $ (3,278,977)    $ 3,501,460

Net Income (loss)                       $  (2,888,720)   $     1,485,154          $ (3,168,365)    $ 2,639,819

Increase (decrease) in
 1Net Asset Value per Unit              $      (42.87)   $         25.03              $ (73.62)        $ 70.92

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     PricewaterhouseCoopers LLP was previously the principal accountant for Partnership. On July 9, 2002, that firm was dismissed as principal accountant and KPMG LLP was engaged as principal accountant. The decision to change accountants was approved by the general partner of the Partnership.

     In connection with the audits of the two fiscal years ended December 31, 2001, and through July 9, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their reports on the financial statements for such years.

     The audit reports of PricewaterhouseCoopers LLP on the financial statements of the Partnership as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by the Advisors.

Item 11. Executive Compensation.

     The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $7,000,104 were paid for the year ended December 31, 2002. Management fees and incentive fees of $2,147,508 and $4,026,955, respectively, were paid or payable to the Advisors for the year ended December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

     (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 2,005.1490 Units of Limited Partnership Interest (1.5%) as of December 31, 2002.

     (c). Changes in control. None.

Item 13. Certain Relationships and Related Transactions.

     Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business", "Item 8. Financial Statements and Supplementary Data." and "Item 11. Executive Compensation."

Item 14. Control and Procedures

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) (1)  Financial Statements:

               Statements of Financial Condition at December 31, 2002 and 2001.

               Statements of Income and Expenses for the years ended December 31, 2002, 2001 and for the period from June 1, 2000 (commencement of trading operations) to December 31, 2000.

               Statements of Partners' Capital for the years ended December 31, 2002, 2001 and for the period from August 25, 1999 (date Partnership was organized to December 31, 2001.

               (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 2002.

               (3)  Exhibits:

               3.1 - Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-87663 and incorporated herein by reference).

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

               10.3-Escrow  Agreement  relating to escrow of subscription  funds
                    (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

               10.4-Management  Agreement  among the  Partnership,  the  General
                    Partner and Beacon Management  Corporation (filed as Exhibit
                    10.4 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

               10.5-Management  Agreement  among the  Partnership,  the  General
                    Partner and Bridgewater  Associates,  Inc. (filed as Exhibit
                    10.5 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

               10.6-Management  Agreement  among the  Partnership,  the  General
                    Partner and Campbell & Company, Inc. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

               10.7-Management  Agreement  among the  Partnership,  the  General
                    Partner and Rabar Market  Research,  Inc.  (filed as Exhibit
                    10.7 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

               10.8-Letters extending Management  Agreements between the General
                    Partner and Campbell & Company, Inc., Beacon Management Corporation and Rabar Market Research, Inc. for 2001 (previously filed).

               10.9-Management  Agreement  among the  Partnership,  the  General
                    Partner and Graham Capital Management L.P. (previously filed).

               10.10- Letter from the General  Partner  terminating  Bridgewater
                    Associates, Inc. (previously filed).

               10.11- Letter from the General Partner  terminating  Rabar Market
                    Research, Inc. (previously filed).

               10.12- Management  Agreement among the  Partnership,  the General
                    Partner and Aspect Capital Limited (previously filed).

               10.13-  Letters  extending  Management   Agreements  between  the
                    General Partner and Campbell & Company, Inc., Beacon Management Corporation and Graham Capital Management L.P. for 2002. (filed herein).

               99.1 Certificate of Chief Executive Officer.

               99.2 Certificate of Chief Financial Officer.

          (b)      Report on Form 8-K: None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners
No proxy material has been sent to Limited Partners.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 27th day of March 2003.


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


/s/ David J. Vogel                                  /s/ Shelley Ullman
    David J. Vogel                                      Director
    Director, Principal Executive
    Officer and President



/s/ Maureen O'Toole                                 /s/ Steve J. Keltz
    Maureen O'Toole                                    Secretary and Director
    Director



/s/ Daniel R. McAuliffe, Jr.
    Daniel R. McAuliffe, Jr.
    Chief Financial Officer and
    Director

   TYPE>                                          EX-27
    DESCRIPTION>                                   FINANCIAL DATA SCHEDULE
TEXT>
ARTICLE>                                           5
CIK>                                               0000911503
NAME>                                Smith Barney Diversified Futures Fund L.P.

PERIOD-TYPE>                                       12-MONTHS
FISCAL-YEAR-END>                                   DEC-31-2002
PERIOD-START>                                      JAN-01-2002
PERIOD-END>                                        DEC-31-2002
CASH>                                                      64,057,301
SECURITIES>                                                 4,954,354
RECEIVABLES>                                                   53,318
ALLOWANCES>                                                         0
INVENTORY>                                                          0
CURRENT-ASSETS>                                            69,064,973
PP&E>                                                               0
DEPRECIATION>                                                       0
TOTAL-ASSETS>                                              69,064,973
CURRENT-LIABILITIES>                                        1,003,026
BONDS>                                                              0
PREFERRED-MANDATORY>                                                0
PREFERRED>                                                          0
COMMON>                                                             0
OTHER-SE>                                                  68,061,947
TOTAL-LIABILITY-AND-EQUITY>                                69,064,973
SALES>                                                              0
TOTAL-REVENUES>                                            21,121,312
CGS>                                                                0
TOTAL-COSTS>                                                        0
OTHER-EXPENSES>                                             8,473,586
LOSS-PROVISION>                                                     0
INTEREST-EXPENSE>                                                   0
INCOME-PRETAX>                                             12,647,726
INCOME-TAX>                                                         0
INCOME-CONTINUING>                                                  0
DISCONTINUED>                                                       0
EXTRAORDINARY>                                                      0
CHANGES>                                                            0
NET-INCOME>                                                12,647,726
EPS-PRIMARY>                                                   257.21
EPS-DILUTED>                                                        0