Form 10-K/A
period 2002-12-31
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2003-04-11
CIK 1095007

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


/s/ David J. Vogel                                  /s/ Shelley Ullman
    David J. Vogel                                      Director
    Director, Principal Executive
    Officer and President



/s/ Maureen O'Toole                                 /s/ Steve J. Keltz
    Maureen O'Toole                                    Secretary and Director
    Director



/s/ Daniel R. McAuliffe, Jr.
    Daniel R. McAuliffe, Jr.
    Chief Financial Officer and
    Director

                                 Exhibit 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President of Smith Barney Futures Management LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ David J. Vogel
    David J. Vogel
    Smith Barney Futures Management LLC
    Chief Executive Officer
    March 27, 2003

                                  Exhibit 99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Smith Barney Futures Management LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Daniel R. McAuliffe, Jr
    Daniel R. McAuliffe, Jr.
    Smith Barney Futures Management LLC
    Chief Financial Officer and Director
    March 27, 2003

    TYPE>                                          EX-27
    DESCRIPTION>                                   FINANCIAL DATA SCHEDULE
TEXT>
ARTICLE>                                           5
CIK>                                               0001095007
NAME>                         Smith Barney Diversified 2000 Futures Fund L.P.

PERIOD-TYPE>                                       12-MONTHS
FISCAL-YEAR-END>                                   DEC-31-2002
PERIOD-START>                                      JAN-01-2002
PERIOD-END>                                        DEC-31-2002
CASH>                                                     150,305,334
SECURITIES>                                                13,611,638
RECEIVABLES>                                                  126,744
ALLOWANCES>                                                         0
INVENTORY>                                                          0
CURRENT-ASSETS>                                           164,043,716
PP&E>                                                               0
DEPRECIATION>                                                       0
TOTAL-ASSETS>                                             164,043,716
CURRENT-LIABILITIES>                                        7,184,033
BONDS>                                                              0
PREFERRED-MANDATORY>                                                0
PREFERRED>                                                          0
COMMON>                                                             0
OTHER-SE>                                                 156,859,683
TOTAL-LIABILITY-AND-EQUITY>                               164,043,716
SALES>                                                              0
TOTAL-REVENUES>                                            31,138,536
CGS>                                                                0
TOTAL-COSTS>                                                        0
OTHER-EXPENSES>                                            13,848,416
LOSS-PROVISION>                                                     0
INTEREST-EXPENSE>                                                   0
INCOME-PRETAX>                                             17,290,120
INCOME-TAX>                                                         0
INCOME-CONTINUING>                                                  0
DISCONTINUED>                                                       0
EXTRAORDINARY>                                                      0
CHANGES>                                                            0
NET-INCOME>                                                17,290,120
EPS-PRIMARY>                                                   136.60
EPS-DILUTED>                                                        0