Form 10-Q
period 2003-03-31
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2003-05-13
CIK 1095007

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2003

Commission File Number  000-32599

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P. (Exact name of registrant as specified in its charter)

      New York                                13-4077759
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

                        c/o Citigroup Managed Futures LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

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

                                                Yes X No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                                Yes X No _____

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                 Page
                                                                Number
PART I - Financial Information:

   Item 1.   Financial Statements:

             Statements of Financial Condition at
             March 31, 2003 and December 31, 2002
             (unaudited).                                          3

             Condensed Schedules of Investments
             at March 31, 2003 and December 31,
             2002 (unaudited).                                   4 - 5

             Statements of Income and Expenses
             and Partners' Capital for the
             three months ended March 31, 2003
             and 2002 (unaudited).                                 6

             Notes to Financial Statements
             (unaudited)                                        7 - 11

   Item 2.   Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                         12 - 14

   Item 3.   Quantitative and Qualitative
             Disclosures of Market Risk                        15 - 16

   Item 4.   Controls and Procedures                             17

PART II - Other Information                                      18

                                      PART I
                           Item 1. Financial Statements

              Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                         Statements of Financial Condition
                                    (Unaudited)

                                                                              March 31,        December 31,
                                                                                2003              2002
                                                                            -------------    --------------
Assets:

Equity in commodity futures trading account:
  Cash (restricted $26,463,125 and $29,238,934 in 2003
    and 2002, respectively)                                                 $ 212,801,274    $ 150,305,334
  Net unrealized appreciation on open positions                                  (898,075)      13,611,638
                                                                            -------------    -------------
                                                                              211,903,199      163,916,972
Interest receivable                                                               173,792          126,744
                                                                            -------------    -------------
                                                                            $ 212,076,991    $ 164,043,716
                                                                            =============    =============


Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                                               $     972,650    $     752,354
  Management fees                                                                 325,712          252,030
  Incentive fees                                                                2,859,061        4,026,955
  Other                                                                           109,186           81,011
 Redemptions payable                                                            2,888,911        2,071,683
                                                                            -------------    -------------
                                                                                7,155,520        7,184,033
                                                                            -------------    -------------

Partners' Capital:
General Partner, 2,005.1490  Unit equivalents
  outstanding in 2003 and 2002                                                  2,491,759        2,320,840
Limited Partners, 162,898.3209 and 133,518.0489 Units of
  Limited Partnership Interest outstanding in 2003 and 2002, respectively     202,429,712      154,538,843
                                                                            -------------    -------------
                                                                              204,921,471      156,859,683
                                                                            -------------    -------------
                                                                            $ 212,076,991    $ 164,043,716
                                                                            =============    =============


* Forward contracts included in this balance are presented gross in the accompanying Condensed Schedule of Investments

See Accompanying Notes to Unaudited Financial Statements.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Condensed Schedule of Investments
                                 March 31, 2003
                                   (Unaudited)

Sector                                             Contract                                        Fair Value
--------------------------                 ---------------------------------------                -------------
Currencies
                                           Futures contracts purchased  0.25%                         $ 515,051
                                           Futures contracts sold  (0.26)%                             (524,887)
                                                                                                   -------------
                                             Total futures contracts  (0.01)%                            (9,836)

                                           Unrealized appreciation on forward contracts 0.46%           952,813
                                           Unrealized depreciation on forward contracts (0.54)%      (1,126,687)
                                                                                                   -------------
                                             Total forward contracts  (0.08)%                          (173,874)
                                                                                                   -------------
  Total Currencies  (0.09)%                                                                            (183,710)
                                                                                                   -------------
Energy
                                           Futures contracts purchased  (0.17)%                        (349,536)
                                           Futures contracts sold  (0.03)%                              (52,194)
                                                                                                   -------------
  Total Energy  (0.20)%                                                                                (401,730)
                                                                                                   -------------

Grains
                                           Futures contracts purchased  (0.05)%                        (100,090)
                                           Futures contracts sold  0.31%                                637,182
                                                                                                   -------------
  Total Grains  0.26%                                                                                   537,092
                                                                                                   -------------

Total Interest Rates U.S.  0.36%           Futures contracts purchased  0.36%                           731,135
                                                                                                   -------------

Interest Rates Non-U.S.
                                           Futures contracts purchased  0.00% *                          (2,910)
                                           Futures contracts sold  (0.01)%                              (23,759)
                                                                                                   -------------
  Total Interest Rates Non-U.S. (0.01)%                                                                (26,670)
                                                                                                   -------------

Total Livestock  (0.06)%                   Futures contracts purchased  (0.06)%                        (127,990)
                                                                                                   -------------

Metals
                                           Futures contracts purchased  0.13%                           272,130
                                           Futures contracts sold  (0.50)%                           (1,020,228)
                                                                                                   -------------
                                             Total futures contracts (0.37)                            (748,098)

                                           Unrealized appreciation on forward contracts 1.20%         2,458,711
                                           Unrealized depreciation on forward contracts (1.56)%      (3,205,142)
                                                                                                   -------------
                                             Total forward contracts  (0.36)%                          (746,431)
                                                                                                   -------------
  Total Metals  (0.73)%                                                                              (1,494,529)
                                                                                                   -------------
Softs
                                           Futures contracts purchased  (0.05)%                        (108,089)
                                           Futures contracts sold  0.04%                                 96,290
                                                                                                   -------------
  Total Softs  (0.01)%                                                                                  (11,799)
                                                                                                   -------------
Indices
                                           Futures contracts purchased  (0.07)%                        (137,865)
                                           Futures contracts sold  0.11%                                217,991
                                                                                                   -------------
  Total Indices   0.04%                                                                                  80,126
                                                                                                   -------------
Total Fair Value  (0.44)%                                                                            $ (898,075)
                                                                                                   =============
                                    Investments      % ofInvestments
Country Composition                at Fair Value     at Fair Value
Australia                            $ (52,195)         (5.81)%
Canada                                (129,992)        (14.48)
Germany                               (185,336)        (20.64)
France                                  70,139           7.81
Hong Kong                              146,728          16.34
Italy                                   17,849           1.99
Japan                                     (374)         (0.04)
Spain                                  131,728          14.67
United Kingdom                        (471,220)        (52.47)
United States                         (425,402)        (47.37)
                                   -----------          ---------
                                    $ (898,075)        100.00)%
                                   ===========         ===========

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements.

                              Salomon Smith Barney
                       Diversified 2000 Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2002

Sector                                                      Contract                                    Fair Value
Currencies                                     Unrealized appreciation on forward contracts 0.75%        $1,171,718
                                               Unrealized depreciation on forward contracts (0.41)%        (644,931)
                                                                                                         ----------
                                                 Total forward contracts 0.34%                              526,787

                                               Futures contracts purchased  3.67%                         5,748,189
                                               Futures contracts sold  (0.72)%                           (1,127,433)
                                                                                                          ----------
                                                 Total futures contracts  2.95%                           4,620,756
                                                                                                          ----------
  Total Currencies  3.29%                                                                                 5,147,543
                                                                                                          ---------

Total Energy  0.50%                            Futures contracts purchased  0.50%                           782,390
                                                                                                           ---------
Grains                                         Futures contracts purchased  (0.05)%                         (81,565)
                                               Futures contracts sold  0.51%                                803,007
                                                                                                           ---------
  Total Grains  0.46%                                                                                       721,442
                                                                                                           ---------
Total Interest Rates U.S. 1.29%                Futures contracts purchased  1.29%                         2,025,022
                                                                                                          ---------
Interest Rates Non-U.S.                        Futures contracts purchased  2.36%                         3,705,998
                                               Futures contracts sold  (0.03)%                              (55,736)
                                                                                                           ---------
  Total Interest Rates Non-U.S. 2.33%                                                                     3,650,262
                                                                                                          ---------
Total Livestock  0.10%                         Futures contracts purchased  0.10%                           158,360
                                                                                                          ---------
Metals                                         Futures contracts purchased  0.76%                         1,200,138
                                               Futures contracts sold  0.00% *                                8,875
                                                                                                          ---------
                                                 Total futures contracts 0.76%                            1,209,013

                                               Unrealized appreciation on forward contracts 0.25%           387,383
                                               Unrealized depreciation on forward contracts (0.91)%      (1,432,393)
                                                                                                          ---------
                                                 Total forward contracts (0.66)%                         (1,045,010)
                                                                                                          ---------
  Total Metals  0.10%                                                                                       164,003
                                                                                                          ---------
Softs                                          Futures contracts purchased  0.47%                           729,663
                                               Futures contracts sold  0.00%*                                 6,165
                                                                                                           ---------
  Total Softs  0.47%                                                                                        735,828
                                                                                                           ---------
Indices                                        Futures contracts purchased  (0.10)%                        (156,350)
                                               Futures contracts sold  0.24%                                383,138
                                                                                                            ---------
  Total Indices  0.14%                                                                                      226,788
                                                                                                            ---------
Total Fair Value  8.68%                                                                                 $13,611,638
                                                                                                         -----------
<                                          Investments              % of Investments
Country Composition                       at Fair Value              at Fair Value
--------------------------           -------------------------- --------------------------
Australia                                 $   311,569                      2.29%
Canada                                        320,037                      2.35
France                                        (34,305)                    (0.25)
Germany                                     1,420,824                     10.44
Hong Kong                                      75,912                      0.56
Japan                                         322,941                      2.37
Spain                                         (10,893)                    (0.08)
United Kingdom                                485,879                      3.57
United States                              10,719,674                     78.75
                                     -------------------------- --------------------------
                                          $13,611,638                    100.00%
                                     ========================== ==========================

 Percentages are based on Partners' capital unless otherwise indicated
 * Due to rounding.
 See accompanying notes to financial statements.

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P. STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                              MARCH 31,        MARCH 31,
                                                         --------------    -------------
                                                               2003             2002
                                                          -------------    -------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions             $  34,001,822    $  (7,668,634)
    and foreign currencies
  Change in unrealized gains (losses) on open positions     (14,509,713)       1,733,868
                                                          -------------    -------------
                                                             19,492,109       (5,934,766)
  Interest income                                               475,980          256,675
                                                          -------------    -------------
                                                             19,968,089       (5,678,091)
                                                          -------------    -------------

Expenses:
  Brokerage commissions including clearing fees
   of $148,187  and $62,229, respectively                     3,149,594        1,150,818
  Management fees                                               991,540          345,235
  Other expenses                                                 28,175          117,088
  Incentive fees                                              2,859,061              -
                                                          -------------    -------------
                                                              7,028,370        1,613,141
                                                          -------------    -------------
  Net income (loss)                                          12,939,719       (7,291,232)
Additions - Limited Partners                                 40,306,000       19,301,000
               - General Partner                                    -            177,000
Redemptions - Limited Partners                               (5,183,931)      (1,265,101)
                                                          -------------    -------------
  Net increase in Partners' capital                          48,061,788       10,921,667
Partners' capital, beginning of period                      156,859,683       69,871,834
                                                          -------------    -------------

Partners' capital, end of period                          $ 204,921,471    $  80,793,501
                                                          -=============    =============
Net asset value per Unit
 (164,903.4699 and 86,856.7481 Units outstanding          $    1,242.68    $      930.19
  at March 31, 2003 and 2002, respectively)               =============    =============

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent            $       85.24    $      (92.39)
                                                          =============    =============


See Accompanying Notes to Unaudited Financial Statements.
                                        6

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

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

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2003, all trading decisions are made for the Partnership by Campbell & Company, Inc., ("Campbell"), Beacon Management Corp. ("Beacon"), Graham Capital Management L.P. ("Graham") and Aspect Capital Limited ("Aspect") (each, an "Advisor" and collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2003 and December 31, 2002 and the results of its operations for the three months ended March 31, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)
                                   (Continued)

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)
                                   (continued)

2. Financial Highlights:

          Changes in net asset value per Unit for the three months ended March 31, 2003 and 2002 were as follows:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                         2003         2002
Net realized and unrealized
 gains(losses) *                                     $  107.22     $ (89.68)
Interest income                                           2.93         3.25
Expenses **                                             (24.91)        (5.96)
                                                       ------        --------
Increase(decrease)for period                             85.24       (92.39)
Net Asset Value per Unit,
 beginning of period                                  1,157.44     1,021.68
Redemption/subscription value
 per unit versus net asset
 value per Unit                                           0.00         0.90
                                                     ---------     ----------
Net asset value per Unit,
 end of period                                       $1,242.68    $  930.19
                                                     =========       =======
Redemption/subscription net
 asset value per Unit ***                            $1,242.68    $  930.95
                                                      =========      =======
*    Includes brokerage commissions
**   Excludes brokerage commissions

***  For  the  purpose  of a  redempion/  subscription,  any  remaining  accrued
     liability   for   reimbursement   of   offering   costs   will  not  reduce
     redemption/subscription net asset value per unit

Ratios to average net assets: ****
     Net investment gain(loss) before
      incentive fees *****                            (7.7)%          (7.4)%
                                                     =======          =======

     Operating expenses                                8.7%            8.8%
     Incentive fees                                    6.0%            0.0%
                                                    -------          ------
     Total expenses                                   14.7%            8.8%
                                                    =======          =======
Total return:
     Total return before incentive fees                8.9%           (9.0)%
     Incentive fees                                   (1.5)%           0.0%
                                                    -------          ------
     Total return after incentive fees                 7.4%           (9.0)%
                                                    =======          ======

****     Annualized
*****    Interest income less total expenses (exclusive of incentive    fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)
                                   (Continued)


3.       Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses and partners' capital.

     The  Customer   Agreement   between  the  Partnership  and  CGM  gives  the
Partnership the legal right to net
unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the three and twelve months ended March 31, 2003 and December 31, 2002, respectively, based on the monthly calculation, were $11,876,470 and $6,431,811, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2003 and December 31, 2002, was $(898,075) and $13,611,638, respectively.
Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.       Financial Instrument Risk:

     In the normal course of its business the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options on futures, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting

                                  Salomon Smith
                   Barney Diversified 2000 Futures Fund L.P.
                         Notes to Financial Statements
                                     March 31, 2003
                                  (Unaudited)
                                  (Continued)

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk- adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards, and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The majority of these instruments mature within one year of March 31, 2003. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2003.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2003, Partnership capital increased 30.6% from $156,859,683 to $204,921,471. This increase was primarily attributable to net income from operations of $12,939,719, coupled with additional sales of 33,422.6119 Units of Limited Partnership Interest totaling $40,306,000 which was partially offset by the redemption of 4,042.3399 Units of Limited Partnership Interest resulting in an outflow of $5,183,931. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

Results of Operations

     During the Partnership's first quarter of 2003, net asset value per Unit increased 7.4% from $1,157.44 to $1,242.68 as compared to a decrease of 9.0% in the first quarter of 2002. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2003 of $19,492,109. Gains were primarily attributable to the trading of commodity contracts in currencies, energy, softs and U.S. and non-U.S. interest rates and were partially offset by losses in grains, livestock, metals and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2002 of $5,934,766. Losses were primarily attributable to the trading of commodity contracts in metals, livestock, softs, U.S. interest rates grains, currencies, energy and indices and were partially offset by gains in non-U.S. interest rates.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non competitive yield on the three month U.S. Treasury bill maturing in 30 days. CGM may continue to maintain the Partnership assets in cash and/or to place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2003 increased by $219,305 as compared to the corresponding period in 2002. The increase in interest income is due to an increase in assets during the three months ended March 31, 2003 as compared to 2002, partially offset by a reduction in interest rates.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Commissions and fees for the three months ended March 31, 2003 increased by $1,998,776 as compared to the corresponding period in 2002. The increase in brokerage commissions is due to an increase in assets during the three months ended March 31, 2003.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2003 increased by $646,305 as compared to the corresponding period in 2002. The increase in management fees is due to an increase in assets during the three months ended March 31, 2003.

     Incentive fees are based on the new trading profits generated by each advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor and are payable annually. Incentive fees accrued for the three months ended March 31, 2003 and 2002 were $2,859,061 and $0, respectively.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2003 and the highest and lowest value at any point during the three months ended March 31, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2003, the Partnership's total capitalization was $204,921,471. There has been no material change in the trading value at risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.

                                 March 31, 2003
                                   (Unaudited)

                                                                     Year to Date
                                              % of Total         High             Low
Market Sector                Value at Risk   Capitalization  Value at Risk   Value at Risk

Currencies:
 - Exchange Traded Contracts      $1,839,328     0.90%        $4,042,447     $1,785,940
 - OTC Contracts                   1,392,852     0.68%         1,794,032      1,175,520
Energy                               982,900     0.48%         5,826,600        982,900
Grains                             3,004,547     1.47%         3,004,547      1,249,086
Interest Rates U.S.                2,657,150     1.30%         3,880,250      1,900,700
Interest Rates Non-U.S.            2,825,623     1.38%         6,792,714      2,360,390
Livestock                            558,400     0.27%           653,200         67,308
Metals:
 - Exchange Traded Contracts       1,721,500     0.84%         2,056,200        987,700
 - OTC Contracts                     315,600     0.15%         1,706,875        315,600
Softs                              1,643,050     0.80%         1,829,423      1,399,300
Indices                            3,463,219     1.69%         5,265,745        881,655
                                  ----------     -----
Total                            $20,404,169     9.96%
                                  ----------     -----

Item 4. Controls and Procedures

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

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -

          The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Settlement Of Certain Regulatory Matters

          On April 28, 2003, Salomon Smith Barney Inc. (SSB), now named Citigroup Global Markets Inc., announced final agreements with the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices. As part of the settlements, SSB has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring SSB from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information and the maintenance of required books and records, and requiring SSB to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring SSB to cease and desist from violations of corresponding NASD rules and requiring SSB to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring SSB to cease and desist from violations of corresponding NYSE rules and requiring SSB to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. As required by the settlements, SSB expects to enter into related settlements with each of the other states, the District of Columbia and Puerto Rico. Consistent with the settlement-in-principle announced in December 2002, these settlements require SSB to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. SSB reached these final settlement agreements without admitting or denying any wrongdoing or liability. The settlements do not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the fourth quarter of 2002.

Enron:

New Power Holdings Actions

          On April 17, 2003, the motion to dismiss the complaints in the putative class actions relating to the New Power Holdings common stock was denied.

Additional Actions

          On March 5, 2003, an action was brought on behalf of the purchasers of the Yosemite Notes and Enron Credit Linked Notes, alleging violations of federal securities laws.

          On April 9, 2003, an action was brought by a group of related mutual funds that purchased certain Yosemite Notes, alleging violations of state securities law and common law claims.

Research:

In Re At&T Corporation Securities Litigation

          By order dated March 27, 2003, the court denied plaintiffs' leave to amend their complaint to add as defendants Citigroup, SSB, and certain of their executive officers and current and former employees.

Item 2.   Changes in Securities and Use of Proceeds -

          The Partnership continues to offer units at the net asset value per Unit as of the end of each month. For the three months ended March 31, 2003 and 2002, there were additional sales of 33,422.6119 and 19,607.3909 Limited Partnership's Units totaling $40,306,000 and $19,301,000, respectively.

          Proceeds from the sale of additional Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   The exhibits  required to be filed by Item 601 of Regulation S-K are
          incorporated   herein  by  reference  to  the  exhibit  index  of  the
          Partnership's Report on Form 10-K for the period ended December 31, 2002.

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

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.


By:        Citigroup Managed Futures LLC
           (General Partner)


By:        /s/ David J. Vogel
               David J. Vogel
               President and Director

Date:      5/13/03


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Citigroup Managed Futures LLC
           (General Partner)


By:        /s/ David J. Vogel
               David J. Vogel
               President and Director


Date:      5/13/03


By:       /s/ Daniel R. McAuliffe, Jr.
              Daniel R. McAuliffe, Jr.
              Chief Financial Officer and
               Director


Date: 5/13/03

                                  CERTIFICATION

I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salomon Smith Barney Diversified 2000 Futures Fund L.P. ;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003


                 /s/David J. Vogel
                    David J. Vogel
                    President and Director

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J.Vogel
    David J. Vogel
    Citigroup Managed Futures LLC
    President and Director
    May 13, 2003

                                  CERTIFICATION


I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salomon Smith Barney Diversified 2000 Futures Fund L.P. ;

2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003



                                  /s/   Daniel R. McAuliffe, Jr.
                                        Daniel R. McAuliffe, Jr.
                                        Chief Financial Officer and Director

                                                                   Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Daniel R. McAuliffe , Jr.
    Daniel R. McAuliffe, Jr.
    Citigroup Managed Futures LLC
    Chief Financial Officer and Director
May 13, 2003