Form 10-Q
period 2003-06-30
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2003-08-14
CIK 1095007

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2003

Commission File Number  000-32599

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P. (Exact name of registrant as specified in its charter)

      New York                                     13-4077759
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th fl
                            New York, New York 10022
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes    X    No  ____

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

     Item 1.  Financial Statements:

              Statements of Financial Condition at
              June 30, 2003 and December 31, 2002
              (unaudited).                                         3

              Condensed Schedules of Investments
              at June 30, 2003 and December 31,
              2002 (unaudited).                                  4 - 5

              Statements of Income and Expenses
              and Partners' Capital for the three
              and six months ended June 30, 2003
              and 2002 (unaudited).                                6

              Notes to Financial Statements,
              Including the Financial Statements
              of JWH Strategic Allocation Master
              Fund (unaudited)                                   7 - 19

     Item 2.  Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                         20 - 23

     Item 3.  Quantitative and Qualitative
              Disclosures about Market Risk                     24 - 26

     Item 4.  Controls and Procedures                              27

PART II - Other Information                                        28

                                     PART I
                          Item 1. Financial Statements

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                                        June 30,       December 31,
                                                                          2003            2002
                                                                     -------------    -------------
Assets:

Equity in commodity futures trading account:
  Cash (restricted $25,284,354 and $29,238,934 in 2003
  and 2002, respectively)                                            $ 188,892,193    $ 150,305,334
  Investment in Master, at fair value                                   24,321,749                -
  Net unrealized (depreciation) appreciation on open positions *        (4,172,892)      13,611,638
                                                                      -------------    -------------
                                                                       209,041,050      163,916,972
Interest receivable                                                        128,108          126,744
                                                                     -------------    -------------
                                                                     $ 209,169,158    $ 164,043,716
                                                                     =============    =============


Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                                        $     928,367    $     752,354
  Management fees                                                          309,747          252,030
  Incentive fees                                                         3,863,816        4,026,955
  Other                                                                    137,256           81,011
 Redemptions payable                                                     2,877,823        2,071,683
                                                                      -------------    -------------
                                                                         8,117,009        7,184,033
                                                                     -------------    -------------

Partners' Capital:
General Partner, 2,005.1490  Unit equivalents
  outstanding in 2003 and 2002, respectively                             2,508,281        2,320,840
Limited Partners, 158,718.2413 and 133,518.0489 Units of
  Limited Partnership Interest outstanding in 2003 and 2002,
  respectively                                                         198,543,868      154,538,843
                                                                     -------------    -------------
                                                                       201,052,149      156,859,683
                                                                     -------------    -------------
                                                                     $ 209,169,158    $ 164,043,716
                                                                     =============    =============

* Forward contracts included in this balance are presented gross in the accompanying Condensed Schedules of Investments
See Accompanying Notes to Unaudited Financial Statements.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2003
                                   (Unaudited)

Sector                                        Contract                                             Fair Value
-----------------------                     ----------------------------------------              --------------
Currencies
                                            Futures contracts purchased  (0.36)%                      $ (716,158)
                                            Futures contracts sold  0.77%                              1,539,079
                                                                                                  ---------------
                                              Total futures contracts  0.41%                             822,921

                                            Unrealized appreciation on forward contracts 0.68%         1,375,846
                                            Unrealized depreciation on forward contracts (0.83)%      (1,683,037)
                                                                                                  ---------------
                                                                                                  ---------------
                                              Total forward contracts  (0.15)%                          (307,191)
                                                                                                  ---------------
  Total Currencies  0.26%                                                                                515,730
                                                                                                  ---------------
Energy
                                            Futures contracts purchased  0.05%                           101,096
                                            Futures contracts sold  0.02%                                 44,589
                                                                                                  ---------------
                                                                                                  ---------------
  Total Energy  0.07%                                                                                    145,685
                                                                                                  ---------------
Grains
                                            Futures contracts purchased  (0.05)%                        (108,305)
                                            Futures contracts sold  0.10%                                216,249
                                                                                                  ---------------
                                                                                                  ---------------
  Total Grains  0.05%                                                                                    107,944
                                                                                                  ---------------
Interest Rates U.S.
                                            Futures contracts purchased  (0.11)%                        (216,429)
                                            Futures contracts sold  0.00%*                                 5,325
                                                                                                  ---------------
                                                                                                  ---------------
Total Interest Rates U.S.  (0.11)%                                                                      (211,104)
                                                                                                  ---------------
Interest Rates Non-U.S.
                                            Futures contracts purchased  (0.81)%                      (1,619,856)
                                            Futures contracts sold  0.01%                                 24,632
                                                                                                  ---------------
                                                                                                  ---------------
  Total Interest Rates Non-U.S. (0.80)%                                                              (1,595,224)
                                                                                                  ---------------
Total Livestock  (0.02)%                    Futures contracts purchased  (0.02)%                         (45,143)
                                                                                                  ---------------
Metals
                                            Futures contracts purchased  (0.08)%                        (163,435)
                                            Futures contracts sold  (0.01)%                              (22,675)
                                                                                                  ---------------
                                              Total futures contracts (0.09)                            (186,110)

                                            Unrealized appreciation on forward contracts 0.09%           176,451
                                            Unrealized depreciation on forward contracts (1.00)%      (2,003,392)
                                                                                                  ---------------
                                                                                                  ---------------
                                              Total forward contracts  (0.91)%                        (1,826,941)
                                                                                                  ---------------
  Total Metals  (1.00)%                                                                               (2,013,051)
                                                                                                  ---------------

  Total Softs  0.01%                        Futures contracts sold  0.01%                                 17,038
                                                                                                  ---------------
  Total Indices   (0.54)%                   Futures contracts purchased  (0.54)%                      (1,094,767)
                                                                                                  ---------------

Total Fair Value  (2.08)%                                                                           $ (4,172,892)
                                                                                                  ===============
                                               Investments                  % of Investments
Country Composition                           at Fair Value                 at Fair Value
--------------------                        ----------------                 -----------
Australia                                     $ (416,709)                      (9.99)%
Canada                                             2,344                        0.06
Germany                                         (717,600)                     (17.20)
France                                           (28,065)                      (0.67)
Hong Kong                                        (20,441)                      (0.49)
Italy                                            (30,820)                      (0.74)
Japan                                            112,600                        2.70
Spain                                           (219,345)                      (5.26)
United Kingdom                                (2,374,918)                     (56.91)
United States                                   (479,938)                     (11.50)
                                            -------------                    --------
                                            $ (4,172,892)                    (100.00)%
                                            =============                    =======

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements.

                              Salomon Smith Barney
                       Diversified 2000 Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2002
                                  (Unaudited)

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

                       SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P. STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                             (UNAUDITED)


                                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                             JUNE 30,                             JUNE 30,
                                                                  --------------------------------     -----------------------------
                                                                           2003             2002              2003              2002
                                                                  --------------------------------     -----------------------------

Income:
  Realized gains on closed positions from Master                      $ 1,022,270        $       -      $ 1,022,270       $       -
  Change in unrealized losses on open positions from
  Master                                                               (3,845,512)               -       (3,845,512)              -
  Expenses allocated from Master                                          (14,628)               -          (14,628)              -
  Net gains (losses) on trading of commodity interests:
  Realized gains on closed positions                                   12,159,621        7,754,476       46,161,443          85,842
  Change in unrealized gains (losses) on open positions                (3,274,817)       4,606,549      (17,784,530)      6,340,417
                                                                  --------------------------------      ----------------------------
                                                                        6,046,934       12,361,025       25,539,043       6,426,259
  Interest income                                                         415,956          316,994          891,936         573,669
  Interest income received from Master                                     37,604                -           37,604               -
                                                                  --------------------------------      ----------------------------
                                                                        6,500,494       12,678,019       26,468,583       6,999,928
                                                                  --------------------------------      ----------------------------

Expenses:
  Brokerage commissions including clearing fees
   of $181,571,  $88,831, $329,758 and $151,060, respectively           3,127,379        1,503,971        6,276,973       2,654,789
  Management fees                                                         929,226          447,141        1,920,766         792,376
  Incentive fees                                                        1,004,755          453,445        3,863,816         453,445
  Other expenses                                                           28,069          118,236           56,244         235,324
                                                                  --------------------------------       ---------------------------
                                                                        5,089,429        2,522,793       12,117,799       4,135,934
                                                                  --------------------------------      ----------------------------
  Net income                                                            1,411,065       10,155,226       14,350,784       2,863,994
Additions - Limited Partners                                               23,000       17,454,000       40,329,000      36,755,000
               - General Partner                                                -          167,000                -         344,000
Redemptions - Limited Partners                                         (5,303,387)      (1,537,357)     (10,487,318)     (2,802,458)
                                                                  ---------------------------------     ----------------------------
  Net increase (decrease) in Partners' capital                         (3,869,322)      26,238,869       44,192,466      37,160,536
Partners' capital, beginning of period                                204,921,471       80,793,501      156,859,683      69,871,834
                                                                  ---------------------------------     ---------------------------
Partners' capital, end of period
                                                                    $ 201,052,149    $ 107,032,370    $ 201,052,149   $ 107,032,370
                                                                  --------------------------------      ----------------------------
Net asset value per Unit
 (160,723.3903 and 104,369.6754 Units outstanding
  at June 30, 2003 and 2002, respectively)                             $ 1,250.92       $ 1,025.51       $ 1,250.92      $ 1,025.51
                                                                  --------------------------------       ---------------------------
 Net income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                             $ 8.24          $ 95.32          $ 93.48          $ 3.83
                                                                  --------------------------------       ---------------------------


See Accompanying Notes to Unaudited Financial Statements
                                        6

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

     Effective May 22, 2003, the Partnership transferred the portion of the Partnership's assets that were allocated to Beacon Management Corp. to the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability Company (the "Master") for 14,170.0894 Units of the Master with a fair value of $27,367,545. The transfer was tax free. The Master was formed in order to permit accounts managed now or in the future by John W. Henry & Company, Inc. ("JWH"), to invest together in one trading vehicle. The General Partner is the Managing Member of the Master. Individual and pooled accounts currently managed by JWH, including the Partnership (collectively, the "Feeder Funds"), are permitted to be non-managing member of the Master. The General Partner and JWH believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

     As of June 30, 2003, the Partnership owns approximately 16.5% of the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statement of Income and Expenses and Members' Capital and Condensed Schedule of Investments are included herein.


                                                                     (Continued)

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc ("Citigroup"). As of June 30, 2003, all trading decisions for the Partnership are made by Campbell & Company, Inc., ("Campbell"), Graham Capital Management L.P. ("Graham"), Aspect Capital Limited ("Aspect") and John W. Henry and Company, Inc. ("JWH") (each, an "Advisor" and collectively, the "Advisors"). Effective April 30, 2003, Beacon Management Corp. was terminated as an Advisor to the Partnership. JWH became an Advisor to the Partnership as of May 1, 2003.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2003 and December 31, 2002 and the results of its operations for the three and six months ended June 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

     The  Master's  Statements  of  Financial  Condition  at June  30,  2003 and
December  31,  2002,  Condensed  Schedule  of  Investments  at June 30, 2003 and
December 31, 2002, and its Statements of Income and Expenses and Members' Capital for the three and six months ended June 30, 2003 and 2002 were:

                    JWH Strategic Allocation Master Fund LLC
                        Statements of Financial Condition
                                   (Unaudited)

                                                        June 30,    December 31,
                                                          2003         2002
                                                   ------------      -----------
ASSETS:

Equity in commodity futures trading account:
Cash (restricted $23,748,054 and
 $15,044,312 in 2003 and 2002,
 respectively)                                    $ 159,392,728    $  81,112,283
Net unrealized (depreciation)
 appreciation on open positions *                   (12,376,328)       9,394,955
                                                  -------------    -------------
                                                  $ 147,016,400    $  90,507,238
                                                  =============    =============
LIABILITIES AND MEMBERS' CAPITAL:

Liabilities:
Accrued expenses:
Professional fees                                 $      76,423           47,823
                                                  -------------    -------------
                                                         76,423           47,823
                                                  -------------    -------------
Members' Capital:
Members' capital 84,964.7936 and
 60,664.1530 Units outstanding in
 2003 and 2002, respectively                        146,939,977       90,459,415
                                                  -------------    -------------
                                                  $ 147,016,400    $  90,507,238
                                                  =============    =============

     * Forward contracts included in this balance are presented gross in the accompanying Condensed Schedules of Investments.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                  June 30, 2003
                                   (Unaudited)

                               Notional
Sector                         Amount                    Contract                                                Fair Value
--------------------------------------------------     -----------------------------------------------------    -----------
Currencies                                             Unrealized depreciation on forward contracts (6.40)%
                              EUR     (61,118,000)     EUR/USD (1.04)%, Sept.17, 2003                          $(1,540,632)
                              CHF     (91,125,000)     CHF/USD (1.44)%, Sept. 17, 2003                          (2,118,002)
                              JPY (9,578,100,000)      JPY/USD  (1.06)%, Sept. 17, 2003                         (1,554,929)
                                                       Other (2.86)%                                            (4,200,533)
                                                       Unrealized appreciation on forward contracts 2.60%        3,818,536
                                                                                                             --------------
   Total Currencies (3.80)%                                                                                     (5,595,560)
                                                                                                             --------------

   Total Energy (0.68)%                                Futures contracts purchased  (0.68)%                       (992,323)
                                                                                                             --------------
Grains
                                                       Futures contracts sold  0.23%                               339,250
                                                       Futures contracts purchased  (0.13)%                       (192,156)
                                                                                                             --------------
   Total Grains 0.10%                                                                                              147,094
                                                                                                             --------------
Interest Rates Non-U.S.
                                                       Futures contracts sold  0.01%                                22,360
                                                       Futures contracts purchased  (1.98)%                     (2,909,889)
                                                                                                              -------------
   Total Interest Rates Non - U.S. (1.97)%                                                                      (2,887,529)
                                                                                                              -------------

Total Interest Rates U.S. (0.79)%                      Futures contracts purchased  (0.79)%                     (1,156,856)
                                                                                                                -----------

Total Livestock 0.01%                                  Futures contracts purchased  0.01%                            8,360
                                                                                                               ------------

Metals
                                                       Futures contracts sold  (0.02)%                             (26,030)
                                                       Futures contracts purchased  (0.54)%                       (796,440)
                                                                                                               -----------
                                                                                                                  (822,470)

                                                       Unrealized depreciation on forward contracts (0.86)%     (1,261,693)
                                                       Unrealized appreciation on forward contracts  0.02%          32,874
                                                                                                               -----------
                                                       Total forward contracts (0.84)%                          (1,228,819)
                                                                                                               -----------
   Total Metals (1.40)%                                                                                         (2,051,289)
                                                                                                               -----------

  Total Softs (0.25)%                                  Futures contracts sold  (0.25)%                            (372,130)
                                                                                                               -----------

   Total Indices 0.36%                                 Futures contracts purchased  0.36%                          523,905
                                                                                                              ------------

Total Fair Value (8.42)%                                                                                      $(12,376,328)
                                                                                                           ================
                                    Investments at         % of Investments at
Country Composition                   Fair Value                Fair Value
---------------------------------    -------------             -----------
Australia                             $(1,312,180)               (10.60)%
Canada                                    (29,894)                (0.24)
Germany                                  (951,901)                (7.69)
Japan                                     425,175                  3.43
United Kingdom                         (1,238,847)               (10.01)
United States                          (9,268,681)               (74.89)
                                     -------------            ----------
                                      (12,376,328)              (100.00)%
                                     =============            ==========

Percentages are based on Masters' capital unless otherwise indicated

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 June 30, 2003
                                   (Unaudited)

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2002
                                   (Unaudited)

                                    Notional
Sector                              Amount                 Contract                                             Fair Value
---------                           -----------------      ---------------------------------------------------  ----------
Currencies                                                 Unrealized appreciation on forward contracts 8.23%
                                     EUR (116,850,000)     EUR/USD 3.52%, March 19, 2003                       $3,188,260
                                     CHF (60,550,000)      CHF/USD 1.82%, March 19, 2003                        1,644,000
                                     JPY (9,565,600,000)   JPY/USD 1.51%, March 19, 2003                        1,364,829
                                                           Other 1.38%                                          1,251,826
                                                           Unrealized depreciation on forward contracts (2.61)%(2,364,747)
                                                                                                                ----------
   Total Currencies 5.62%                                   Total forward contracts 5.62%                       5,084,168
                                                                                                                ---------

Total Energy 1.22%                                         Futures contracts purchased 1.22%                    1,104,121
                                                                                                                ---------

Grains                                                     Futures contracts purchased (0.01)%                    (10,640)
                                                           Futures contracts sold 0.36%                           329,388
                                                                                                                ---------
  Total Grains 0.35%                                                                                              318,748
                                                                                                                ---------

Interest Rates U.S.                                        Futures contracts purchased 0.55%                      497,228
                                                           Futures contracts sold (0.96)%                        (872,094)
                                                                                                                ---------
  Total Interest Rates U.S. (0.41)%                                                                              (374,866)
                                                                                                                ---------

Total Interest Rates Non-U.S. 2.78%                        Futures contracts purchased 2.78%                    2,515,874
                                                                                                                ---------

Total Livestock 0.03%                                      Futures contracts purchased 0.03%                       23,980
                                                                                                                ---------

Metals                                                     Futures contracts purchased 1.01%                      916,440

                                                           Unrealized appreciation on forward contracts 0.09%      79,435
                                                           Unrealized depreciation on forward contracts (0.35)%  (313,193)
                                                                                                                ---------
                                                           Total forward contracts (0.26)%                       (233,758)
                                                                                                                ---------
  Total Metals 0.75%                                                                                              682,682
                                                                                                                ---------

Softs                                                      Futures contracts purchased 0.27%                      246,814
                                                           Futures contracts sold (0.00)%*                         (2,844)
                                                                                                                ---------
  Total Softs 0.27%                                                                                               243,970
                                                                                                                ---------

Indices                                                    Futures contracts purchased (0.24)%                   (222,005)
                                                           Futures contracts sold 0.02%                            18,283
                                                                                                                ---------
  Total Indices (0.22)%                                                                                          (203,722)
                                                                                                                ---------
Total Fair Value 10.39%                                                                                        $9,394,955
                                                                                                                ==========
                                                    Investments             % of Investments
Country Composition                                at Fair Value             at Fair Value
------------------                                 ------------              ------------
Australia                                              $220,191                    2.34%
Canada                                                   51,439                    0.55
Germany                                                 879,354                    9.36
Japan                                                   771,920                    8.22
United Kingdom                                          195,396                    2.08
United States                                         7,276,655                   77.45
                                              -----------------                ---------
                                                     $9,394,955                  100.00%
                                              =================                =========

Percentages are based on Members' capital unless otherwise indicated.
* Due to rounding.

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


                       JWH STRATEGIC ALLOCATION MASTER FUND LLC
                STATEMENTS OF INCOME AND EXPENSES AND MEMBERS' CAPITAL
                                      (UNAUDITED)



                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,                             JUNE 30,
                                                            --------------------               ----------------------
                                                            2003             2002                2003            2002
                                                            --------------------               ----------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains on closed positions
  and foreign currencies                               $   1,863,361    $  12,697,083    $  31,202,079    $   9,189,128
  Change in unrealized gains (losses)  on open
   positions                                              (8,596,738)      15,535,173      (21,771,283)      11,018,984
  Interest Income                                            324,300          290,854          575,839          605,971

                                                       -------------    -------------    -------------    -------------
                                                          (6,409,077)      28,523,110       10,006,635       20,814,083
                                                       -------------    -------------    -------------    -------------
Expenses:
  Clearing fees                                              109,757           66,160          172,906          127,405
  Other expenses                                              15,000           11,250           30,000           22,500
                                                       -------------    -------------    -------------    -------------
                                                             124,757           77,410          202,906          149,905
                                                       -------------    -------------    -------------    -------------

  Net income (loss)                                       (6,533,834)      28,445,700        9,803,729       20,664,178

  Additions                                               53,282,545          100,000       54,982,545        1,637,008
  Redemptions                                             (4,818,603)      (8,051,349)      (7,729,873)     (12,780,224)
  Distribution of Interest to Feeder Funds                  (324,300)        (290,854)        (575,839)        (605,971)
                                                       -------------    -------------    -------------    -------------
  Net increase in Members' capital                        41,605,808       20,203,497       56,480,562        8,914,991

Members' capital, beginning of period                    105,334,169       82,389,432       90,459,415       93,677,938
                                                       -------------    -------------    -------------    -------------
Members' capital, end of period                        $ 146,939,977    $ 102,592,929    $ 146,939,977    $ 102,592,929
                                                       -------------    -------------    -------------    -------------

Net asset value per Unit
  ( 84,964.7936 and 78,425.1126 Units outstanding in
     June 30, 2003 and 2002, respectively)             $    1,729.41    $    1,308.16    $    1,729.41    $    1,308.16
                                                       -------------    -------------    -------------    -------------

Net income (loss) per Unit of Member Interest          $      (21.42)   $      358.80    $      246.93    $      269.50
                                                       -------------    -------------    -------------    -------------

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)


2. Financial Highlights:

     Changes in net asset value per Unit for the three and six months ended June 30, 2003 and 2002 were as follows:


                                        THREE-MONTHS ENDED           SIX-MONTHS ENDED
                                              JUNE 30,                    JUNE 30,
                                       -------------------------    ----------------------
                                          2003           2002         2003           2002
                                       ----------     ----------    --------     ---------

Net realized and unrealized
  gains *                              $    17.39     $  102.76    $  124.61    $   13.08
Interest income                              2.76          3.16         5.69         6.41
Expenses **                                (11.91)        (9.97)      (36.82)      (15.93)
                                         ---------    ---------    ---------    ---------
Increase for period                          8.24         95.95        93.48         3.56
Net Asset Value per Unit,
 beginning of period                     1,242.68        930.19     1,157.44     1,021.68
Redemption/subscription value
 per unit versus net asset value
 per unit ***                                0.00         (0.63)        0.00         0.27
                                         ---------    ---------    ---------    ---------
Net asset value per unit,
 end of period                          $1,250.92     $1,025.51    $1,250.92    $1,025.51
                                        =========    =========    =========    =========



*    Includes brokerage commissions.
**   Excludes brokerage commissions.
***  For  the  purpose  of a  redemption/subscription,  any  remaining  deferred
     liability   for   reimbursement   of   offering   costs   will  not  reduce
     redemption/subscription net asset value per unit.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (continued)


 Financial Highlights continued:

                                          THREE-MONTHS ENDED          SIX-MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                       -------------------------    ----------------------
                                          2003           2002         2003           2002
                                       ----------     ----------    --------     ---------
Ratio to average net assets: ****
   Net investment loss before
     incentive fees *****                (7.2)%       (7.6)%         (7.5)%       (7.5)%
                                       =========    =========    =========    =========

   Operating expenses                     8.1%         9.0%           8.4%         8.9%
   Incentive fees                         2.0%         2.0%           3.9%         1.1%
                                       ---------    ---------    ---------    ---------
   Total expenses                        10.1%        11.0%          12.3%        10.0%
                                       =========    =========    =========    =========

Total return:

   Total return before incentive fees     1.2%        10.7%          10.2%         0.8%
   Incentive fees                        (0.5)%       (0.4)%         (2.1)%       (0.4)%
                                        ---------    ---------    ---------    ---------
   Total return after incentive fees      0.7%        10.3%           8.1%         0.4%
                                       =========    =========    =========    =========


****          Annualized
*****         Interest income less total expenses (exclusive of incentive fees)

     The above capital ratios may vary for individual investors based on the timing of capital transactions during the period.
                                       14

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (continued)


Financial Highlights of the Master:

     Changes in net asset value per Unit for the three and six months ended June 30, 2003 and 2002 were as follows:


                                     THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                          JUNE 30,                   JUNE 30,
                                       2003      2002             2003      2002
                                        ------------------    ------------------

Net realized and unrealized
  gains(losses) *               $     (25.68)$     355.36 $     238.76 $     262.61

Interest income                         4.50         3.58         8.66         7.16
Expenses **                            (0.24)       (0.14)       (0.49)       (0.27)
                                   ---------    ---------    ---------    ---------

Increase(decrease) for period         (21.42)      358.80       246.93       269.50

Distributions                          (4.50)       (3.58)       (8.66)       (7.16)
Net Asset Value per Unit,
 beginning of period                1,755.34       952.94     1,491.15     1,045.82
                                   ---------    ---------    ---------    ---------
Net Asset Value per Unit,
 end of period                  $   1,729.42 $   1,308.16 $   1,729.42 $   1,308.16
                                   =========    =========    =========    =========



*       Includes brokerage commissions.
**       Excludes brokerage commissions.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)


Financial Highlights of the Master:


                                 THREE-MONTHS ENDED          SIX-MONTHS ENDED
                                       JUNE 30,                   JUNE 30,
                                     2003      2002             2003      2002
                                 ------------------         ------------------

Ratio to average net assets: *

   Net investment income            0.6%     0.9%                0.6%     2.0%

   Operating expenses **            0.1%     0.1%                0.1%     0.1%

Total return                       (1.2)%   37.7%               16.6%    25.8%



*     Annualized
**    Excludes clearing fees

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)


3. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the Statements of Income and Expenses and Partners' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Partnership/Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's/ Master's trading activity are shown in the statements of income and expenses and partners' capital.

     The respective Customer Agreements between the Partnership and CGM, and the Master and CGM, give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2003 and December 31, 2002, respectively, based on the monthly calculation, were $7,260,669 and $6,431,811, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2003 and December 31, 2002, was $(4,172,892) and $13,611,638, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4. Financial Instrument Risk:

     In the normal course of its business the Partnership directly or through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

instruments. These financial instruments may include forwards, futures and options on futures, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership/Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's/Master's assets is CGM.

     The General Partner monitors and controls the Partnership's/Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

for evaluating and limiting the credit and market risks to which the Partnership/Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk- adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards, and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The majority of these instruments mature within one year of June 30, 2003. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership/Master does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in Master, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. The Master's only assets are its equity in its commodity futures trading account consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2003.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2003, Partnership capital increased 28.2% from $156,859,683 to $201,052,149. This increase was primarily attributable to net income from operations of $14,350,784 coupled with additional sales of 33,441.1203 Units of Limited Partnership Interest totaling $40,329,000 which was partially offset by the redemption of 8,240.9279 Units of Limited Partnership Interest resulting in an outflow of $10,487,318. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2003, the Master's capital increased 62.4% from $90,459,415 to $146,939,977. This increase was attributable to net income from operations of $9,803,729, coupled with additional sales of
28,614.4521 Units totaling $54,982,545, which was partially offset by the redemption of 4,313.8117 Units resulting in an outflow of $7,729,873 and the distribution of interest income to feeder funds of $575,839. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

Results of Operations

     During the Partnership's second quarter of 2003, net asset value per Unit increased 0.7% from $1,242.68 to $1,250.92 as compared to an increase of 10.3% in the second quarter of 2002. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2003 of $6,046,934. Gains were primarily attributable to the trading of commodity contracts in currencies, grains, and U.S. and non-U.S. interest rates and were partially offset by losses in livestock, metals energy, softs and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2002 of $12,361,025.Gains were primarily attributable to the trading of commodity contracts in livestock, U.S. interest rates grains, currencies, and indices and were partially offset by losses in energy, softs, metals and non-U.S. interest rates.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non competitive yield on the three month U.S. Treasury bill maturing in 30 days. CGM may continue to maintain the Partnership assets in cash and/or to place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2003 increased by $98,962 and $318,267, respectively, as compared to the corresponding periods in 2002. The increase in interest income is due to an increase in assets during the three and six months ended June 30, 2003 as compared to 2002, partially offset by a reduction in interest rates.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Commissions and fees for the three and six months ended June 30, 2003 increased by $1,623,408 and $3,622,184, respectively, as compared to the corresponding periods in 2002. The increase in brokerage commissions is due to an increase in assets during the three and six months ended June 30, 2003 as compared to 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2003 increased by $482,085 and $1,128,390, respectively, as compared to the corresponding periods in 2002. The increase in management fees is due to an increase in assets during the three and six months ended June 30, 2003 as compared to 2002.

     Incentive fees are based on the new trading profits generated by each advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor and are payable annually. Incentive fees accrued for the three and six months ended June 30, 2003 were $1,004,755 and $3,863,816, respectively. Incentive fees accrued for the three and six months ended June 30, 2002 were $453,445.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

     The Partnership/Master is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's/Master's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's/Master's main line of business.

     Market movements result in frequent changes in the fair value of the Partnership's/Master's open positions and, consequently, in its earnings and cash flow. The Partnership's/Master's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Partnership's/Master's open positions and the liquidity of the markets in which it trades.

     The Partnership/Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's/Master's past performance is not necessarily indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Partnership/Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's/Master's speculative trading and the recurrence in the markets traded by the Partnership/Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's/Master's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's/Master's losses in any market sector will be limited to Value at Risk or by the Partnership's/Master's attempts to manage its market risk.

     Exchange maintenance margin requirements have been used by the Partnership/Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2003 and the highest and lowest value at any point during the three and six months ended June 30, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2003, the Partnership's total capitalization was $201,052,149. There has been no material change in the trading value at risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.


                               June 30, 2003
                               (Unaudited)
                                                            Quarter Ended
                                                            June 30, 2003                Year to Date
Market                        Value at   % of Total      High Value     Low Value    High Value  Low Value
Sector                          Risk    Capitalization   at  Risk       at  Risk      at Risk     at  Risk
-------------------------------------------------------------------------------------------------------------
Currencies:
-  Exchange Traded
   Contracts                 $1,780,517       0.89%      3,270,548    1,880,827     $4,042,447    $1,785,940
 - OTC Contracts              1,503,320       0.74%      2,252,864    1,394,928      2,252,864     1,175,520
Energy                        2,081,050       1.04%      3,144,750      418,370      5,826,600       418,370
Grains                          408,109       0.20%      3,221,679      151,459      3,221,679       151,459
Interest Rates U.S.           1,741,100       0.87%      3,141,000    1,741,100      3,880,250     1,741,100
Interest Rates Non-U.S.       3,526,547       1.75%      6,496,547    1,748,829      6,792,714     1,748,829
Livestock                        91,200       0.04%        555,000       51,200        653,200        51,200
Metals:
-  Exchange Traded
   Contracts                    338,200       0.17%      2,129,400      161,100      2,056,200       161,100
 - OTC Contracts              1,501,050       0.75%      1,706,075      226,350      1,706,875       226,350
Softs                           460,243       0.23%      1,608,300      100,950      1,829,423       100,950
Indices                      10,233,474       5.09%     11,330,474      352,780     11,330,445       352,780
                             ----------       ------
Total                       $23,664,810      11.77%
                             ----------       ------

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2003 and the highest and lowest value at any point during the three and six months ended June 30, 2003. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2003, the Master's total capitalization was $146,939,977. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.


                               June 30, 2003
                               (Unaudited)
                                                            Quarter Ended
                                                            June 30, 2003                Year to Date
Market                        Value at   % of Total      High Value     Low Value    High Value  Low Value
Sector                          Risk    Capitalization   at  Risk       at  Risk      at Risk     at  Risk
------------              ------------    --------  ------  -----       -----   -------------    -------------
Currencies:
- OTC Contracts           $ 4,803,043       3.27%      7,765,844     2,209,573   $ 7,765,844   $ 1,910,405
Energy                      5,412,800       3.68%      6,533,500     1,889,600     6,533,500     1,837,000
Grains                        584,350       0.40%        759,375       165,600       759,375       152,175
Interest Rates U.S.         1,489,050       1.01%      2,175,150       419,700     2,175,150       419,700
Interest Rates Non-U.S      3,737,161       2.54%      6,106,625     1,529,251     6,106,625     1,228,573
Livestock                      54,600       0.04%         54,600        10,200        54,600         9,350
Metals:
 - Exchange Traded
         Contracts            776,000       0.53%      1,070,000       198,000     1,070,000       198,000
 - OTC Contracts              440,425       0.30%        734,175       175,800       734,175       175,800
Softs                         763,277       0.52%        954,065       298,687       954,065       295,046
Indices                     2,860,447       1.95%      3,009,489       709,998     3,009,489       709,998
                          -----------  ----------
Total                     $20,921,153      14.24%
                          =========== ===========


Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2003, the Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.

Enron

On July 28, 2003, Citigroup entered into a final settlement agreement with the Securities and Exchange Commission ("SEC") to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Additional Actions Several additional actions, previously identified, have been consolidated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. Also, in July 2003, an action was brought by purchasers in the secondary market of Enron bank debt against Citigroup, Citibank, Citigroup Global Markets Inc. ("CGM"), and others, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty.

Research

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the April 28, 2003 settlement with the SEC, the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE") and the New York Attorney General (the "Research Settlement"). The West Virginia Attorney General alleges that the firms violated the West
Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoena and letters.

In April 2003, to effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. The Final Judgment has not yet been entered by the court, and the court has asked for certain additional information. Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement; and in May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. CGM is currently in discussion with various of the states with respect to completion of the state components of the Research Settlement. Payment will be made in conformance with the payment provisions of the Final Judgment.

WorldCom, Inc.

On May 19, 2003, a motion to dismiss an amended complaint in the WorldCom, Inc. Securities Litigation was denied.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas, brought by purchasers of publicly traded debt and equity securities of Dynegy Inc., was amended to add Citigroup, Citibank and CGM, as well as other banks, as defendants. The plaintiffs allege violations of the federal securities laws against the Citigroup defendants.

Adelphia Communications Corporation
-----------------------------------

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The Complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Company Holding Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages.

In addition, Salomon Smith Barney Inc. (predecessor of Citigroup Global Markets Inc.) is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaints seek unspecified damages.

Other

MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.
--------------------------------------------------------
In July 2003, CGM's motion for summary judgment was granted.

Item 2. Changes in Securities and Use of Proceeds -

               The Partnership no longer offers units at the net asset value per Unit as of the end of each month. For the six months ended June 30, 2003 there were additional sales of 33,441.1203 Units totaling $40,329,000. For the six months ended June 30, 2002, there were additional sales of 38,512.0870 Units of Limited Partnership totaling $36,755,000 and contributions by the General Partner representing
          360.8992 Unit equivalents totaling $344,000.

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

          (a)  Exhibit   -  31.1  -  Rule   13a-14(a)/15d-14(a)   Certifications
               (Certifications of President and Director)

          Exhibit   -   31.2   -   Rule    13a-14(a)/15d-14(a)    Certifications
          (Certifications of Chief financial Officer and Director)

          Exhibit - 32.1 - Section 1350 Certifications (Certification of President and Director).

          Exhibit - 32.2 - Section 1350 Certifications (Certification of Chief Financial Officer and Director).

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


By:    /s/ David J. Vogel
           David J. Vogel, President and Director

Date:      8/14/03


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Citigroup Managed Futures LLC
           (General Partner)


By:    /s/ David J. Vogel_
           David J. Vogel, President and Director


Date:      8/14/03


By:   /s/ Daniel R. McAuliffe, Jr.
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and Director

Date: 8/14/03

                                                                    Exhibit 31.1
                                 CERTIFICATIONS

I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003


                                              /s/  David J. Vogel
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

                                                                    Exhibit 31.2
                                 CERTIFICATIONS

I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003


                                     /s/    Daniel R. McAuliffe, Jr.
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                   Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J. Vogel
David J. Vogel
Citigroup Managed Futures LLC
President and Director

August 14, 2003

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

August 14, 2003