Form 10-Q
period 2003-09-30
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2003-11-13
CIK 1095007

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003
                      ------------------

Commission File Number  000-32599
                       ---------------

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New York                          13-4077759
------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)       Identification No.)

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th fl
                            New York, New York 10022
------------------------------------------------------------------
         (Address and Zip Code of principal executive offices)

                          (212) 559-2011
-----------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

               Statements of Financial Condition
               at September 30, 2003 and December 31,
               2002 (unaudited).                                    3

               Condensed Schedules of Investments
               at September 30, 2003 and December 31,
               2002 (unaudited).                                  4 - 5

               Statements of Income and Expenses
               and Partners' Capital for the three
               and nine months ended September 30,
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

                                     PART I
                          Item 1. Financial Statements

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                                         September 30,   December 31,
                                                                             2003          2002
                                                                        --------------  ------------
Assets:

Equity in commodity futures trading account:
Cash (restricted $23,163,864 and $29,238,934 in 2003
and 2002, respectively)                                                   $165,559,874   $150,305,334
Investment in Master, at fair value                                         27,072,164             --
Net unrealized appreciation on open futures positions                        2,514,014     14,129,861
Unrealized appreciation on open forward contracts                            2,964,750      1,559,101
                                                                          ------------   ------------
                                                                           198,110,802    165,994,296
Interest receivable                                                            100,089        126,744
                                                                          ------------   ------------
                                                                          $198,210,891   $166,121,040
                                                                          ============   ============

Liabilities and Partners' Capital:

Liabilities:
Unrealized depreciation on open forward contracts                         $  2,160,233   $  2,077,324
Accrued expenses:
Commissions                                                                    870,143        752,354
Management fees                                                                285,591        252,030
Incentive fees                                                               2,734,670      4,026,955
Other                                                                            4,446         81,011
Redemptions payable                                                          1,965,989      2,071,683
                                                                          ------------   ------------
                                                                             8,021,072      9,261,357
                                                                          ------------   ------------

Partners' Capital:
General Partner, 2,005.1490 Unit equivalents
outstanding in 2003 and 2002, respectively                                   2,426,671      2,320,840
Limited Partners, 155,147.3875 and 133,518.0489 Redeemable Units of
Limited Partnership Interest outstanding in 2003 and 2002, respectively    187,763,148    154,538,843
                                                                          ------------   ------------
                                                                           190,189,819    156,859,683
                                                                          ------------   ------------
                                                                          $198,210,891   $166,121,040
                                                                          ============   ============



See Accompanying Notes to Unaudited Financial Statements.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Condensed Schedule of Investments
                               September 30, 2003
                                   (Unaudited)

Sector                                     Contract                                                            Fair Value
-------------                        -------------------------------------------                        ---------------------------
Currencies
                                      Futures contracts purchased  3.34%                                              $ 6,344,169
                                      Futures contracts sold  (1.28)%                                                  (2,437,393)
                                                                                                          ------------------------
                                        Total futures contracts  2.06%                                                  3,906,776

                                      Unrealized appreciation on forward contracts 1.33%                                2,540,431
                                      Unrealized depreciation on forward contracts (0.59)%                             (1,129,195)
                                                                                                          ------------------------
                                        Total forward contracts  0.74%                                                  1,411,236
                                                                                                          ------------------------
  Total Currencies  2.80%                                                                                               5,318,012
                                                                                                          ------------------------
Energy
                                      Futures contracts purchased  0.02%                                                   46,423
                                      Futures contracts sold  (0.52)%                                                    (993,558)
                                                                                                          ------------------------
  Total Energy  (0.50)%                                                                                                  (947,135)
                                                                                                          ------------------------
Grains
                                      Futures contracts purchased  0.40%                                                  761,201
                                      Futures contracts sold  0.02%                                                        36,363
                                                                                                          ------------------------
  Total Grains  0.42%                                                                                                     797,564
                                                                                                          ------------------------
Interest Rates U.S.
                                      Futures contracts purchased  0.39%                                                  738,324
                                      Futures contracts sold  (0.17)%                                                    (311,438)
                                                                                                          ------------------------
Total Interest Rates U.S.  0.22%                                                                                          426,886
                                                                                                          ------------------------
Interest Rates Non-U.S.
                                      Futures contracts purchased  0.60%                                                1,145,917
                                      Futures contracts sold  (0.41)%                                                    (787,338)
                                                                                                          ------------------------
  Total Interest Rates Non-U.S.  0.19%                                                                                    358,579
                                                                                                          ------------------------
Metals
                                        Total Futures contracts purchased  0.18%                                          333,225
                                                                                                          ------------------------

                                      Unrealized appreciation on forward contracts 0.22%                                  424,319
                                      Unrealized depreciation on forward contracts (0.54)%                             (1,031,038)
                                                                                                          ------------------------
                                        Total forward contracts  (0.32)%                                                 (606,719)
                                                                                                          ------------------------

  Total Metals  (0.14)%                                                                                                  (273,494)
                                                                                                          ------------------------
Softs
                                      Futures contracts purchased  0.18%                                                  337,785
                                      Futures contracts sold  (0.06)%                                                    (109,578)
                                                                                                          ------------------------
  Total Softs  0.12%                                                                                                      228,207

Indices
                                      Futures contracts purchased  (1.41)%                                             (2,687,005)
                                      Futures contracts sold  0.05%                                                        96,917
                                                                                                          ------------------------
  Total Indices   (1.36)%                                                                                              (2,590,088)

Total Fair Value  1.75%                                                                                               $ 3,318,531
                                                                                                          ========================
Country Composition                                      Investments at Fair Value       % of Investments at Fair Value
------------------------                               ----------------------------      ------------------------------
Australia                                                               $ 9,596                        0.29 %
Canada                                                                  182,868                        5.51
Germany                                                                (822,577)                     (24.79)
France                                                                 (133,166)                      (4.01)
Hong Kong                                                               (39,301)                      (1.18)
Italy                                                                    11,035                        0.33
Japan                                                                  (454,882)                     (13.71)
Spain                                                                  (247,285)                      (7.45)
United Kingdom                                                       (1,067,977)                     (32.18)
United States                                                         5,880,220                      177.19
                                                                    ------------                     -------
                                                                    $ 3,318,531                      100.00 %
                                                                    ============                     =======

Percentages are based on Partners' capital unless otherwise indicated See Accompanying Notes to Unaudited Financial Statements.

                             Salomon Smith Barney
                       Diversified 2000 Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2002.
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

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P. STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                               --------------------------------  ------------------------------
                                                                   2003            2002                2003             2002
                                                               -------------------------------   -------------------------------
Income:
Realized losses on closed positions from Master                $  (5,255,031)   $          --    $  (4,232,761)   $          --
Change in unrealized gains (losses) on open positions from
Master                                                             3,518,888               --         (326,624)              --
Expenses allocated from Master                                       (31,620)              --          (46,248)              --
Interest income allocated from Master                                 53,210               --           90,814               --
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions                       (9,636,120)      24,742,738       36,525,324       24,828,580
Change in unrealized gains (losses) on open positions              7,491,424        2,029,309      (10,293,107)       8,369,726
                                                               -------------    -------------    -------------    -------------
                                                                  (3,859,249)      26,772,047       21,717,398       33,198,306
Interest income                                                      306,397          440,266        1,198,333        1,013,935
                                                               -------------    -------------    -------------    -------------
                                                                  (3,552,852)      27,212,313       22,915,731       34,212,241
                                                                -------------    -------------    -------------    -------------
Expenses:

Brokerage commissions including clearing fees
of $125,252, $81,198, $455,010 and $232,258, respectively          2,993,489        2,007,376        9,270,462        4,662,165
Management fees                                                      904,838          641,647        2,825,604        1,434,023
Incentive fees                                                    (1,129,146)       4,310,448        2,734,670        4,763,893
Other expenses                                                       152,961          118,736          209,205          354,060
                                                               -------------    -------------    -------------    -------------
                                                                   2,922,142        7,078,207       15,039,941       11,214,141
                                                               -------------    -------------    -------------    -------------
Net income (loss)                                                 (6,474,994)      20,134,106        7,875,790       22,998,100

Additions- Limited Partner                                                --       16,799,000       40,329,000       53,554,000
- General Partner                                                         --        1,039,000               --        1,383,000
Redemptions- Limited Partners                                     (4,387,336)      (2,614,711)     (14,874,654)      (5,417,169)
                                                               -------------    -------------    -------------    -------------

Net increase (decrease) in Partners' capital                     (10,862,330)      35,357,395       33,330,136       72,517,931

Partners' capital, beginning of period                           201,052,149      107,032,370      156,859,683       69,871,834
                                                               -------------    -------------    -------------    -------------

Partners' capital, end of period                               $ 190,189,819    $ 142,389,765    $ 190,189,819    $ 142,389,765
                                                               =============    =============    =============    =============

Net asset value per Redeemable Unit
( 157,152.5365 and 118,329.6745 Redeemable Units outstanding
at September 30, 2003 and 2002, respectively )                 $    1,210.22    $    1,203.33    $    1,210.22    $    1,203.33
                                                               =============    =============    =============    =============

Net income per Redeemable Unit of Limited Partnership
Interest and General Partner Unit equivalent                   $      (40.70)   $      179.04    $       52.78    $      182.60
                                                               =============    =============    =============    =============


See Accompanying Notes to Unaudited Financial Statements
                                        6

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

     Between January 31, 2000 (commencement of the offering period) and May 30, 2000, 16,045 Units of limited partnership interest and 162 Redeemable Unit equivalents representing the general partner's contribution were sold at $1,000 per Unit. The proceeds of the offering were held in an escrow account until May 31, 2000, at which time they were turned over to the Partnership for trading.

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2003, all trading decisions for the Partnership are made by Campbell & Company, Inc., ("Campbell"), Graham Capital Management L.P. ("Graham"), Aspect Capital Limited ("Aspect") and John W. Henry and Company, Inc. ("JWH") (each, an "Advisor" and collectively, the "Advisors"). Effective April 30, 2003, Beacon Management Corp. was terminated as an Advisor to the Partnership. JWH became an Advisor to the Partnership as of May 1, 2003.

     Effective May 22, 2003, the Partnership transferred the portion of the Partnership's assets that were allocated to Beacon Management Corp. to the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability Company (the "Master") for 14,170.0894 Units of the Master with a fair value of $27,367,545.


                                                                    (Continued)

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)



The transfer was tax free. The Master was formed in order to permit accounts managed now or in the future by John W. Henry & Company, Inc. ("JWH"), to invest together in one trading vehicle. The General Partner is the Managing Member of the Master. Individual and pooled accounts currently managed by JWH, including the Partnership (collectively, the "Feeder Funds"), are permitted to be a non-managing member of the Master. The General Partner and JWH believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

     As of September 30, 2003, the Partnership owns approximately 19.2% of the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statement of Income and Expenses and Members' Capital and Condensed Schedule of Investments are included herein.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2003 and December 31, 2002 and the results of its operations for the three and nine months ended September 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

     Certain prior period amounts have been reclassified to conform to current year presentation.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

     The Master's Statements of Financial Condition as of September 30, 2003 and December 31, 2002, Condensed Schedules of Investments at September 30, 2003 and December 31, 2002, and its Statements of Income and Expenses and Members' Capital for the three and nine months ended September 30, 2003 and 2002 were:

                    JWH Strategic Allocation Master Fund LLC
                        Statements of Financial Condition
                                   (Unaudited)

                                               September 30,      December 31,
                                                     2003            2002
                                               -------------      -------------
ASSETS:

Equity in commodity futures trading account:
Cash (restricted $28,863,395 and
$15,044,312 in 2003 and 2002,
respectively)                                  $ 134,964,930    $  81,112,283
Net unrealized appreciation
(depreciation) on open futures
positions                                           (299,900)       4,544,545
Unrealized appreciation on open
forward contracts                                 19,650,578        7,528,350
Interest receivable                                  112,345         110,522_
                                               -------------    -------------

                                               $ 154,427,953    $  93,295,700
                                               =============    =============
LIABILITIES AND MEMBERS' CAPITAL:

Liabilities:
Unrealized depreciation on open
forward contracts                              $  13,494,209    $   2,677,940

Accrued expenses:
Professional fees                                     64,623           47,823
Distribution payable                                 112,345          110,522
                                               -------------    -------------

                                                  13,671,177        2,836,285
                                               -------------    -------------
Members' Capital:

Members' capital 86,727.6842 and
60,664.1530 Redeemable Units
outstanding in 2003 and 2002,
respectively                                     140,756,776       90,459,415
                                               -------------    -------------

                                               $ 154,427,953    $  93,295,700
                                               =============    =============

 Salomon Smith Barney Diversified 2000 Futures Fund L.P.
             Notes to Financial Statements
                   September 30, 2003
                      (Unaudited)


                JWH Strategic Allocation
                    Master Fund LLC
           Condensed Schedule of Investments
                   September 30, 2003
                      (Unaudited)

                                                Number of
Sector                                          Contracts   Contract                                                   Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Currencies
                                                           Unrealized depreciation on forward contracts (8.80)%
                                               114,874,975 CHF/USD - 3.20%  Dec, 2003                                $ (4,500,575)
                                                47,308,831 GBP/USD - 2.42%  Dec. 2003                                  (3,402,480)
                                                93,302,000 EUR/USD - 2.44%  Dec. 2003                                  (3,435,679)
                                                           Other  - 0.74%                                              (1,047,816)
                                                                                                                    --------------
                                                           Total Unrealized Depreciation on forward contracts         (12,386,550)

                                                           Unrealized appreciation on forward contracts 13.25%
                                            25,733,355,765 JPY/USD - 6.94%  Dec.  2003                                  9,771,594
                                               200,481,975 CHF/USD - 2.40% Dec.  2003                                   3,383,384
                                                           Other - 3.91%                                                5,502,167
                                                                                                                    --------------
                                                           Total Unrealized appreciation on forward contracts          18,657,145
                                                                                                                    --------------
   Total Currencies  4.45%                                                                                              6,270,595
                                                                                                                    --------------

Total Energy  (1.13)%                                     Futures contracts sold  (1.13)%                              (1,592,549)
                                                                                                                     --------------

Total Grains 0.67%                                       Futures contracts purchased  0.67%                               936,837
                                                                                                                    --------------

Interest Rates Non-U.S.
                                                           Futures contracts sold  (1.73)%                             (2,433,074)
                                                           Futures contracts purchased  0.60%                             843,084
                                                                                                                    --------------
   Total Interest Rates Non-U.S. 1.13)%                                                                                (1,589,990)
                                                                                                                    --------------

Total Interest Rates1.09%                               Futures contracts purchased  1.09%                              1,540,874
                                                                                                                    --------------

Total Livestock  (0.01)%                                  Futures contracts purchased  (0.01)%                            (10,130)
                                                                                                                    --------------
Metals

                                                           Futures contracts purchased  1.08%                           1,516,558

                                                           Unrealized depreciation on forward contracts (0.79)%        (1,107,659)
                                                           Unrealized appreciation on forward contracts  0.71%            993,433
                                                                                                                    --------------
                                                               Total forward contracts (0.08)%                           (114,226)
                                                                                                                    --------------
   Total Metals 1.00%                                                                                                 1,402,332
                                                                                                                    --------------

Softs                                                      Futures contracts sold  (0.05)%                                (74,248)
                                                           Futures contracts purchased  0.02%                              24,700
                                                                                                                   --------------
  Total Softs  (0.03)%                                                                                                    (49,548)
                                                                                                                    --------------
Indices
                                                           Futures contracts sold  0.09%                                  124,758
                                                           Futures contracts purchased  (0.84)%                        (1,176,710)
                                                                                                                    --------------
   Total Indices  (0.75)%                                                                                              (1,051,952)
                                                                                                                    --------------
Total Fair Value 4.16%                                                                                                $ 5,856,469
                                                                                                                    ==============
Country Composition                                   Investments at Fair Value               % of Investments at Fair Value
---------------------                        -----------------------------------                ------------------------
Australia                                                            $ (140,711)                                  (2.40)
Canada                                                                   62,099                                    1.06
Germany                                                                 755,109                                   12.89
Japan                                                                (3,225,184)                                 (55.07)
United Kingdom                                                         (732,466)                                 (12.51)
United States                                                         9,137,622                                  156.03
                                             -----------------------------------                ------------------------
                                                                    $ 5,856,469                                  100.00
                                             ===================================                ========================

Percentages are based on Masters' capital unless otherwise indicated
* Due to rounding

            Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                              December 31, 2002
                                   (Unaudited)

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2002

                                    Notional
Sector                              Amount                 Contract                                             Fair Value

Currencies                                                 Unrealized appreciation on forward contracts 8.23%
                                     EUR (116,850,000)     EUR/USD 3.52%, March 19, 2003                       $3,188,260
                                     CHF (60,550,000)      CHF/USD 1.82%, March 19, 2003                        1,644,000
                                     JPY (9,565,600,000)   JPY/USD 1.51%, March 19, 2003                        1,364,829
                                                           Other 1.38%                                          1,251,826
                                                           Unrealized depreciation on forward contracts (2.61)%(2,364,747)
                                                                                                                ----------
   Total Currencies 5.62%                                   Total forward contracts 5.62%                       5,084,168
                                                                                                                ---------

Total Energy 1.22%                                         Futures contracts purchased 1.22%                    1,104,121
                                                                                                                ---------

Grains                                                     Futures contracts purchased (0.01)%                    (10,640)
                                                           Futures contracts sold 0.36%                           329,388
                                                                                                                ---------
  Total Grains 0.35%                                                                                              318,748
                                                                                                                ---------

Interest Rates U.S.                                        Futures contracts purchased 0.55%                      497,228
                                                           Futures contracts sold (0.96)%                        (872,094)
                                                                                                                ---------
  Total Interest Rates U.S. (0.41)%                                                                              (374,866)
                                                                                                                ---------

Total Interest Rates Non-U.S. 2.78%                        Futures contracts purchased 2.78%                    2,515,874
                                                                                                                ---------

Total Livestock 0.03%                                      Futures contracts purchased 0.03%                       23,980
                                                                                                                ---------

Metals                                                     Futures contracts purchased 1.01%                      916,440

                                                           Unrealized appreciation on forward contracts 0.09%      79,435
                                                           Unrealized depreciation on forward contracts (0.35)%  (313,193)
                                                                                                                ---------
                                                           Total forward contracts (0.26)%                       (233,758)
                                                                                                                ---------
  Total Metals 0.75%                                                                                              682,682
                                                                                                                ---------

Softs                                                      Futures contracts purchased 0.27%                      246,814
                                                           Futures contracts sold (0.00)%*                         (2,844)
                                                                                                                ---------
  Total Softs 0.27%                                                                                               243,970
                                                                                                                ---------

Indices                                                    Futures contracts purchased (0.24)%                   (222,005)
                                                           Futures contracts sold 0.02%                            18,283
                                                                                                                ---------
  Total Indices (0.22)%                                                                                          (203,722)
                                                                                                                ---------
Total Fair Value 10.39%                                                                                        $9,394,955
                                                                                                                ==========
                                                    Investments             % of Investments
Country Composition                                at Fair Value             at Fair Value

Australia                                              $220,191                    2.34%
Canada                                                   51,439                    0.55
Germany                                                 879,354                    9.36
Japan                                                   771,920                    8.22
United Kingdom                                          195,396                    2.08
United States                                         7,276,655                   77.45
                                              -------------------------- ------------------------
                                                     $9,394,955                  100.00%
                                              ========================== ========================

Percentages are based on Members' capital unless otherwise indicated.
* Due to rounding.
See Accompanying Notes to Financial Statements.
                                       11

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



                    JWH STRATEGIC ALLOCATION MASTER FUND LLC
             STATEMENTS OF INCOME AND EXPENSES AND MEMBERS' CAPITAL
                                   (UNAUDITED)



                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                          SEPTEMBER 30,
                                                                -----------------------------        -------------------------------
                                                                       2003          2002                2003          2002
                                                                -----------------------------        -------------------------------
Income:
Net gains (losses) on trading of commodity
interests:
Realized gains (losses) on closed positions
and foreign currencies                                          $ (27,286,229)   $  29,165,921    $   3,915,850    $  38,355,049
Change in unrealized gains (losses) on open
positions                                                          18,232,797       (8,652,597)      (3,538,486)       2,366,387
                                                                -------------    -------------    -------------    -------------
Net realized and unrealized gains (losses)                         (9,053,432)      20,513,324          377,364       40,721,436
Interest Income                                                       323,025          329,754          898,864          935,725
                                                                -------------    -------------    -------------    -------------
                                                                   (8,730,407)      20,843,078        1,276,228       41,657,161
                                                                -------------    -------------    -------------    -------------
Expenses:
Clearing fees                                                         149,099           43,198          322,005          170,603
Other expenses                                                         15,000           12,500           45,000           35,000
                                                                -------------    -------------    -------------    -------------
                                                                      164,099           55,698          367,005          205,603
                                                                -------------    -------------    -------------    -------------
Net income (loss)                                                  (8,894,506)      20,787,380          909,223       41,451,558

Additions                                                           6,425,000          401,919       61,407,545        2,038,927
Redemptions                                                        (3,390,670)     (24,454,971)     (11,120,543)     (37,235,195)
Distribution of Interest to Feeder Funds                             (323,025)        (329,754)        (898,864)        (935,725)
                                                                -------------    -------------    -------------    -------------
Net increase (decrease) in Members' capital                        (6,183,201)      (3,595,426)      50,297,361        5,319,565
Members' capital, beginning of period                             146,939,977      102,592,929       90,459,415       93,677,938
                                                                -------------    -------------    -------------    -------------
Members' capital, end of period                                 $ 140,756,776    $  98,997,503    $ 140,756,776    $  98,997,503
                                                                -------------    -------------    -------------    -------------
Net asset value per Redeemable Unit
(86,727.6842 and 61,249.8402 Redeemable Units outstanding in
September 30, 2003 and 2002, respectively)                      $    1,622.97    $    1,616.29    $    1,622.97    $    1,616.29
                                                                -------------    -------------    -------------    -------------


Net income (loss) per Redeemable Unit of Member Interest        $     (102.73)   $      313.15    $      144.20    $      582.65
                                                                -------------    -------------    -------------    -------------

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)


2.       Financial Highlights:

     Changes in net asset value per Redeemable Unit for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                        THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                          SEPTEMBER 30,           SEPTEMBER  30,
                                   -----------------------    -----------------------
                                        2003        2002          2003         2002
                                    ----------------------     ---------------------
Net realized and unrealized
Gains (losses) *                 $     (43.38)$     220.19 $      81.23 $     233.27
Interest income                          2.25         3.89         7.94        10.30
Expenses **                              0.43       (45.04)      (36.39)      (60.97)
                                     ---------    ---------    ---------    ---------
Increase (decrease) for period         (40.70)      179.04        52.78       182.60
Net Asset Value per Redeemable
Unit, beginning of period            1,250.92     1,025.51     1,157.44     1,021.68
Redemption/subscription value
per Redeemable Unit versus net
asset value per Redeemable
Unit***                                  0.00        (1.22)        0.00        (0.95)
                                    ---------    ---------    ---------    ---------
Net asset value per Redeemable
unit, end of period              $   1,210.22 $   1,203.33 $   1,210.22 $   1,203.33
                                    =========    =========    =========    =========


*       Includes brokerage commissions.
**      Excludes brokerage commissions.
*** For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering costs will not reduce redemption/subscription net asset value per unit.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (continued)


 Financial Highlights continued:

                                    THREE-MONTHS ENDED NINE-MONTHS ENDED
                                        SEPTEMBER 30,    SEPTEMBER 30,
                                    ------------------ -----------------
                                       2003     2002    2003    2002
                                    ------------------  ----------------
Ratio to average net assets: ****
Net investment loss before
incentive fees *****                  (7.5)%   (7.4)%  (7.5)%   (7.5)%
                                        ===     ====     ===     ====

Operating expenses                     8.2%     8.8%    8.3%     8.9%
Incentive fees                        (2.3)%   13.8%    0.1%     6.5%
                                        ---     ----     ---    ----
Total expenses                         5.9%    22.6%    8.4%    15.4%
                                       ===     ====     ===     ====

Total return:

Total return before incentive fees    (3.8)%   20.9%    6.1%    21.7%
Incentive fees                         0.5%    (3.5)%  (1.5)%   (3.8)%
                                       ---     ----     ---     ----
Total return after incentive fees     (3.3)%   17.4%    4.6%    17.9%
                                       ===     ====     ===     ====


****          Annualized
*****         Interest income less total expenses (exclusive of incentive fees)
The above capital ratios may vary for individual investors based on the timing of capital transactions during the period.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (continued)


Financial Highlights of the Master:

         Changes in net asset value per Unit for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                      THREE-MONTHS ENDED       NINE-MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                        2003        2002         2003          2002
                                    ----------------------    ---------------------

Net realized and unrealized
gains(losses) *                 $    (106.28)$     308.32 $     132.48 $     570.93

Interest income                         3.72         5.02        12.38        12.18
Expenses **                            (0.17)       (0.19)       (0.66)       (0.46)
                                    ---------    ---------    ---------    ---------

Increase(decrease) for period        (102.73)      313.15       144.20       582.65
Distributions                          (3.72)       (5.02)      (12.38)      (12.18)
Net Asset Value per
Unit, beginning of period           1,729.42     1,308.16     1,491.15     1,045.82
                                    ---------    ---------    ---------    ---------

Net asset value per
Unit, end of period             $   1,622.97 $   1,616.29 $   1,622.97 $   1,616.29
                                   =========    =========    =========    =========


*       Includes brokerage commissions.
**      Excludes brokerage commissions.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

Financial Highlights of the Master:

                               THREE-MONTHS ENDED  NINE-MONTH ENDED
                                   SEPTEMBER 30,     SEPTEMBER 30,
                                   2003     2002   2003   2002
                                -----------------  ----------------


Ratio to average net assets: *

Net investment income              0.4%     1.3%   0.6%    1.3%

Operating expenses **              0.0%     0.2%   0.0%    0.3%

Total return                      (5.9)%   23.9%   9.7%   55.7%

*      Annualized
**     Excludes clearing fees




The above ratios may vary for individual investors based on the timing of capital transactions during the year.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)


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

     The respective Customer Agreements between the Partnership and CGM, and the Master and CGM, give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the nine and twelve months ended September 30, 2003 and December 31, 2002, respectively, based on the monthly calculation, were assets of $6,233,505 and $6,431,811, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2003 and December 31, 2002, were assets of $3,318,531 and $13,611,638, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.       Financial Instrument Risk:

     In the normal course of its business the Partnership directly or through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership/Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's/Master's assets is CGM.

     The General Partner monitors and controls the Partnership's/Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures
for   evaluating  and  limiting  the  credit  and  market  risks  to  which  the

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

Partnership/Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk- adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards, and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The majority of these instruments mature within one year of September 30, 2003. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership/Master does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in Master, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. The Master's only assets are its equity in its commodity futures trading account consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2003.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2003, Partnership capital increased 21.2% from $156,859,683 to $190,189,819. This increase was primarily attributable to net income from operations of $7,875,790 coupled with additional sales of 33,441.1203 Units of Limited Partnership Interest totaling $40,329,000 which was partially offset by the redemption of 11,811.7817 Units of Limited Partnership Interest resulting in an outflow of $14,874,654. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2003, the Master's capital increased 55.6% from $90,459,415 to $140,756,776. This increase was attributable to net income from operations of $909,223, coupled with additional sales of 32,316.4752 Units totaling $61,407,545, which was partially offset by the redemption of 6,252.9442 Units resulting in an outflow of $11,120,543 and the distribution of interest income to feeder funds of $898,864. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

     During the Partnership's third quarter of 2003, net asset value per Redeemable Unit decreased 3.3% from $1,250.92 to $1,210.22 as compared to an increase of 17.4% in the third quarter of 2002. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2003 of $3,859,249. Losses were primarily attributable to the trading of commodity contracts in currencies, energy, softs, and U.S. and non-U.S. interest rates and were partially offset by gains in grains, livestock, metals and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2002 of $26,772,047. Gains were primarily attributable to the trading of commodity contracts in energy, grains, softs, U.S. and non-U.S. interest rates and indices and were partially offset by losses in currencies, livestock and metals.

     During the nine months ended September 30, 2003, the Partnerships net asset value per Redeemable Unit increased 4.6% from 1,157.44 to 1,210.22 as compared to an increase of 17.9% for the nine months ended September 30, 2002. The
Partnership's experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2003 of $21,717,398. Gains were primarily attributable to the trading of commodity contracts in currencies, energy, grains, U.S. and non-U.S. interest rates and indices and were partially offset by losses in softs, livestock and metals. The Partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2002 of $33,198,306. Gains were primarily attributable to the trading of commodity contracts in currencies, energy, grains, livestock, U.S. and non-U.S. interest rates and indices and were partially offset by losses in softs and metals.

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

Interest income for the three months ended September 30, 2003 decreased by $80,659, as compared to the corresponding period in 2002. The decrease in interest income is due to a decrease in interest rates during the three months ended September 30, 2003, as compared to 2002. Interest income for the nine months ended September 30, 2003 increased by $275,212, as compared to the corresponding period in 2002. The increase in interest income is due to an increase in net assets during the nine months ended September 30, 2003 as compared to 2002.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Commissions and fees for the three and nine months ended September 30, 2003 increased by $986,113 and $4,608,297, respectively, as compared to the corresponding periods in 2002. The increase in brokerage commissions is due to an increase in net assets during the three and nine months ended September 30, 2003 as compared to 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2003 increased by $263,191 and $1,391,581, respectively, as compared to the corresponding periods in 2002. The increase in management fees is due to an increase in net assets during the three and nine months ended September 30, 2003 as compared to 2002.

     Incentive fees are based on the new trading profits generated by each advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended September 30, 2003 resulted in the reversal of an incentive fee accrual of $1,129,146. For the nine months ended September 30, 2003, trading performance resulted in an incentive fee accrual of $2,734,670. Incentive fees accrued for the three and nine months ended September 30, 2002 were $4,310,448 and $4,763,893, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2003 and the highest and lowest value at any point during the nine months ended September 30, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2003, the Partnership's total capitalization was $190,189,819. There has been no material change in the trading value at risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.

                               September 30, 2003
                                   (Unaudited)

                                                                           Year  to  Date
                                                              -----------------------------------------
                                             % of Total          High            Low           Average
Market Sector               Value at Risk   Capitalization    Value at Risk   Value at Risk  Value at Risk
----------------------------------------------------------------------------------------------------------
Currencies:
-        Exchange Traded
         Contracts             $3,463,493         1.82%        $4,042,447     $1,267,819     $2,554,997
 -  OTC Contracts               1,847,169         0.97%         2,252,864      1,115,088      1,632,194
Energy                          2,008,562         1.06%         5,826,600        418,370      2,768,051
Grains                            427,658         0.22%         3,221,679        151,459      1,038,769
Interest Rates U.S.             1,299,200         0.68%         3,880,250        376,358      2,074,792
Interest Rates Non-U.S.         2,828,192         1.49%         6,972,714      1,690,507      3,911,875
Livestock                            -0-            -0-           653,200            -0-        131,637
Metals:
-        Exchange Traded
         Contracts                485,400         0.26%         2,056,200        161,100        834,522
 -  OTC Contracts               1,258,425         0.66%         1,859,625        226,350      1,175,542
Softs                             733,847         0.39%         1,829,423        100,950        810,047
Indices                         5,903,232         3.10%        11,486,757        352,780      5,959,297
                             ------------        ------
Total                         $20,255,178        10.65%
                             ============        ======

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2003 and the highest and lowest value at any point during the nine months ended September 30, 2003. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2003, the Master's total capitalization was $140,756,776. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.


                               September 30, 2003
                                   (Unaudited)

                                                                  Year  to  Date
                                                          ------------------------------------------
                                           % of Total        High            Low           Average
Market Sector              Value at Risk  Capitalization  Value at Risk   Value at Risk Value at Risk
------------------------------------------------------------------------------------------------------
Currencies:
- OTC Contracts               $8,985,950     6.39%       $9,118,238      $1,910,405     $5,934,591
Energy                         5,276,950     3.75%        6,633,674       1,837,000      4,428,361
Grains                           387,150     0.28%          760,425         152,175        467,075
Interest Rates U.S.            1,876,150     1.33%        2,557,100         419,700      1,489,823
Interest Rates Non-U.S.        3,983,533     2.83%        6,106,625       1,228,573      3,912,374
Livestock                        118,400     0.08%          121,400           9,350         53,038
Metals:
-        Exchange Traded
         Contracts             1,321,000     0.94%        2,120,000         198,000        816,389
 - OTC Contracts                 496,000     0.35%          734,175         175,800        517,256
Softs                          1,047,218     0.74%          954,065         295,046        658,153
Indices                        2,091,680     1.49%        3,108,627         709,998      2,148,446
                             -----------    ------
Total                        $25,584,031    18.18%
                             ============   ======

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2003, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 and our Current Report on Form 8-K dated April 28, 2003.

ENRON

TITTLE, ET AL. v. ENRON CORP., ET AL.

     On September 30, 2003, all of the claims against Citigroup in this litigation were dismissed. Additional Actions

     Several additional actions, previously identified, have been consolidated or coordinated with the Newby action and are stayed, except with respect to certain discovery, until after the court's decision on class certification. In addition, on August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup, CGM and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed an adversary proceeding in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, CGM and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup, CGM and other entities have filed against Enron.

Research

     In connection with the global research settlement, on October 31, 2003, final judgment was entered against CGM and nine other investment banks. In addition, CGM has entered into separate settlement agreements with numerous states and certain U.S. territories.

WORLDCOM

     Citigroup and/or CGM are now named in approximately 35 individual state court actions brought by pension funds and other institutional investors based on underwriting of debt securities of WorldCom. Most of these actions have been removed to federal court and transferred to the United States District Court for the Southern District of New York for centralized pretrial hearings with other WorldCom actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

OTHER

     On November 3, 2003, the United States District Court for the Southern District of New York granted the Company's motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws by CGM and other investment banks in connection with the allocation of shares in initial public offerings underwritten by such parties.

Item 2.   Changes in Securities and Use of Proceeds

          The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the nine months ended September 30, 2003 there were additional sales of 33,441.1203 Redeemable Units totaling $40,329,000. For the nine months ended September 30, 2002, there were additional sales of 53,801.7421 Redeemable Units of Limited Partnership totaling $53,554,000 and contributions by the General Partner representing 1,311.3712 Unit equivalents totaling $1,383 000.


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

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.


By:        Citigroup Managed Futures LLC
           (General Partner)


By:        /s/ David J. Vogel
           ----------------------------------------
           David J. Vogel, President and Director

Date:      11/13/03
           ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Citigroup Managed Futures LLC
           (General Partner)


By:        /s/ David J. Vogel
           --------------------------------------
           David J. Vogel, President and Director


Date:      11/13/03
           ----------


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and Director

Date: 11/13/03

                                                                   Exhibit 31.1
                                 CERTIFICATIONS

I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the registrant");

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003


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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003


                                       /s/ Daniel R. McAuliffe, Jr.
                                           Daniel R. McAuliffe, Jr.
                                           Citigroup Managed Futures LLC
                                           Chief Financial Officer and Director

                                                                   Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J. Vogel
David J. Vogel
Citigroup Managed Futures LLC
President and Director

November 13, 2003

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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

November 13, 2003