Form 10-Q/A
period 2003-09-30
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2003-11-13
CIK 1095007

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

     Effective May 22, 2003, the Partnership terminated its relationship with Beacon Management Corp. as an Advisor to the Partnership and allocated capital previously allocated to Beacon Management Corp. for trading to the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability Company (the "Master"). With this cash, the Partnership purchased 14,170.0894 Units of the Master with a fair value of $27,367,545.


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