Form 10-Q/A
period 2003-09-30
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2004-02-26
CIK 1095007

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
                        Statements of Financial Condition
                                   (Unaudited)

                                              September 30,         December 31,
                                                  2003                    2002
                                             -------------         -------------

ASSETS:
Equity in commodity futures trading account:
Cash (restricted $28,863,395 and
 $15,044,312 in 2003 and 2002,
 respectively)                                $134,964,930           $81,112,283
Net unrealized appreciation
 (depreciation) on open futures
 positions                                        (299,900)            4,544,545
Unrealized appreciation on open
 forward contracts                              19,650,578             7,528,350
Interest receivable                                112,345                76,955
                                              -------------        -------------
                                              $154,427,953           $93,262,133
                                              =============      ===============
LIABILITIES AND MEMBERS' CAPITAL:

Liabilities:
Unrealized depreciation on open
 forward contracts                            $ 13,494,209           $ 2,677,940

Accrued expenses:
Professional fees                                   64,623                47,823
Distribution payable                               112,345                76,955
                                              -------------       --------------
                                                13,671,177             2,802,718
                                              -------------        -------------
Members' Capital:

Members' capital 86,727.6842 and
 60,664.1530 Redeemable Units
 outstanding in 2003 and 2002,
 respectively                                  140,756,776            90,459,415
                                             -------------         -------------
                                              $154,427,953           $93,262,133
                                             =============        ==============
