Form 10-K
period 2003-12-31
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2004-03-15
CIK 1095007

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003

Commission File Number 000-32599


             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P. (Exact name of registrant as specified in its charter)


             New York                                      13-4077759
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                        c/o Citigroup Managed Futures LLC
                             399 Park Ave. - 7th Fl.
                            New York, New York 10022
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Redeemable Units of
                                                            Limited Partnership
                                                            Interest
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                Yes   X     No

Limited Partnership Redeemable Units with an aggregate value of $198,543,868 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 29, 2004, 148,810.2102 Limited Partnership Redeemable Units were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I



Item 1.   Business.

(a) General development of business. Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") is a limited partnership organized under the partnership laws of the State of New York, on August 25, 1999 to engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forwards. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. A total of 190,000 redeemable units of Limited Partnership Interest in the Partnership ("Redeemable Units") have been offered to the public.

     A Registration Statement on Form S-1 (File no. 333-87663) relating to the public offering of 150,000 Redeemable Units became effective on January 31, 2000. Between January 31, 2000 (commencement of offering period) and May 30, 2000, 16,045 Redeemable Units were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $162,000 to the Partnership's trading account on June 1, 2000 when the Partnership commenced trading.

     A second Registration Statement on Form S-1 (File no. 333-101132) relating to the public offering of 190,000 Redeemable Units (including the 150,000 Redeemable Units that had previously been registered) became effective on November 25, 2002. As of that date, 151,740.3512 Redeemable Units had been sold.

     Sales of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended
     December 31, 2002 and 2001 and for the period from August 25, 1999 (date Partnership was organized) to December 31, 2000, are reported in the Statement of Partners' Capital on page F-9 under "Item 8. Financial Statements and Supplementary Data".

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

     The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

     Effective May 22, 2003, the Partnership allocatecd the portion of the Partnerships' capital that were allocated to Beacon Management Corp. to the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability
     company (the "Master"). With this cash the Partnership purchased 14,370.0894 Units of the Master with a fair value of $27,367,545. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. ("JWH"), using the Strategic Allocation Program, JWH's proprietary trading program, to invest together in one trading vehicle. The General Partner is the Managing Member of the Master. The individual and pooled accounts currently managed by JWH, including the Partnership (collectively, the "Feeder Funds"), are permitted to be a non-managing member of the Master. The General Partner and JWH believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

     As of December 31, 2003, the Partnership owns approximately 18.95% of the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital and Condensed Schedules of Investments are included herein.

     As of December 31, 2003, all commodity trading decisions are made for the Partnership by JWH, Graham Capital Management, L.P. ("Graham"), Campbell & Company, Inc. ("Campbell") and Aspect Capital Limited ("Aspect") (collectively, the "Advisors"). None of the Advisors are affiliated with one another, the General Partner or CGM. The Advisors are not responsible for the organization or operation of the Partnership. Effective April 30, 2003, Beacon Management Corp. was terminated as an Advisor to the Partnership.

     The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of
     (i) 1% of the partners' contributions to the Partnership or (ii) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2019; the Net Asset Value of a Redeemable Unit decreases to less than $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").

     Pursuant to the terms of the management agreements (the "Management Agreements"), the Partnership is obligated to pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to each Advisor, except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% a year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. The Partnership is obligated to pay an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

     The Partnership has entered into a customer agreement with CGM (the "Customer Agreement") which provides that the Partnership pays CGM (i) a monthly brokerage fee equal to 9/20 of 1% of month-end Net Assets allocated to the Advisors (5.4% per year) in lieu of brokerage commissions on a per trade basis. CGM pays a portion of its brokerage fees to its financial consultants who have sold Redeemable Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. In addition, CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated by either party.

(b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 2003, 2002 and 2001 is set forth under "Item 6. Select Financial Data". Partnership's capital as of December 31, 2003, was $199,644,118.

(c)  Narrative description of business.

     See Paragraphs (a) and (b) above.

     (i) through (xii) - Not applicable.

     (xiii) - The Partnership has no employees.

(d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets and therefore this item is not applicable.

(e) Available Information. The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

Item 2. Properties.

     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, CGM.

Item 3. Legal Proceedings.

     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Citigroup Global Markets Holdings Inc. ("CGMHI") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

     Citigroup Global Markets Inc. ("CGM") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

     There have been no material administrative, civil or criminal actions within the past five years against CGM or any of its individual principals and no such actions are currently pending, except as follows.

     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Salomon Smith Barney, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. Salomon Smith Barney and the remaining brokerage firms settled with Orange County in mid 1999. Salomon Smith Barney paid $1,333,333 to settle this matter.

     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans sought a determination that Smith Barney Inc. and another underwriter would be responsible for any damages that the City may incur in the event the Internal Revenue Service ("IRS") denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. Salomon Smith Barney has asked the court to dismiss the amended complaints. The court denied the motion but stayed the case. Subsequently, the City withdrew its lawsuit.

     In November 1998, a class action complaint was filed in the U.S. District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including Salomon Smith Barney, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiffs filed a second amended complaint. In November 1999, Salomon Smith Barney moved to dismiss the amended complaint. In May 2001, the parties reached and the court preliminarily approved a tentative settlement. Salomon Smith Barney paid $1,063,457 to settle this matter and in September 2001, the court approved the settlement.

     In connection with the Louisiana and Florida matters, the IRS and the SEC conducted an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions. In April 2000, Salomon Smith Barney and several other broker-dealers entered into a settlement with the IRS and the SEC. Thereafter, the plaintiffs filed voluntary discontinuances.

     In December 1998, Salomon Smith Barney was one of 28 market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, Salomon Smith Barney, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and SEC Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000 and (iii) submit certain policies and procedures to an independent consultant for review.

     In April 2002, numerous class action complaints were filed against Salomon Smith Barney and other investment banks in the U.S. District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the court issued an opinion denying the defendants' motion to dismiss the complaints.

     In April 2002, Citigroup and, in one case, Salomon Smith Barney were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two alleged consolidated class action complaints that were filed in the U.S. District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al.), alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the other action, brought on behalf of current and former Enron employees (Tittle, et al. v. Enron Corp., et al.), alleges violations of ERISA and the Racketeer Influenced and Corrupt Organizations Act, as well as negligence and civil conspiracy. On May 8, 2002, Citigroup and Salomon Smith Barney filed motions to dismiss the complaints. On December 19, 2002, the motions to dismiss the Newby complaint were denied. On September 30, 2003, all of the claims against Citigroup in the Tittle litigation were dismissed.

     Several additional actions, previously identified, have been consolidated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. In addition, on April 17, 2003, an action was brought by two investment firms in connection with purchases of Osprey Trust certificates for alleged violations of federal securities laws and state securities and other laws. Also, in July 2003, an action was brought by purchasers in the secondary market of Enron bank debt against Citigroup, Citibank, Citigroup Global Markets, and others, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty.

     Since April 2002, Salomon Smith Barney and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees, including the NASD Inc. which has raised issues about Salomon Smith Barney's internal e-mail retention practices and research on Winstar Communications, Inc. With respect to Winstar, Salomon Smith Barney has entered into a settlement agreement. Salomon Smith Barney agreed to pay a penalty in the amount of $5 million and did not admit to any wrongdoing. With respect to other such matters, on December 20, 2002, Salomon Smith Barney and a number of other broker/dealers reached a settlement-in-principle with the SEC, the NASD, the New York Stock Exchange (the "NYSE") and the Attorney General of New York of all issues raised in their research, initial public offerings allocation and spinning-related inquiries. In addition, with respect to issues raised by the NASD, the NYSE and the SEC about Salomon Smith Barney's and other firms' e-mail retention practices, Salomon Smith Barney and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. Salomon Smith Barney agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing.

     Since May 2002, Citigroup, Salomon Smith Barney and certain principals and current and former employees have been named as defendants in a number of alleged class action complaints filed by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934 by issuing research reports without reasonable basis and failing to disclose conflicts of interest in connection with published investment research, including Global Crossing, WorldCom, Inc., AT&T, Winstar, Rhythm Net Connections, Level 3 Communications, MetroMedia Fiber Network, XO Communications and Williams Communications Group Inc. Nearly all of these actions are pending before a single judge in the U.S. District Court for the Southern District of New York for coordinated proceedings. The court has consolidated these actions into nine separate categories corresponding to the companies named above.

     Additional actions have been filed against Citigroup and certain of its affiliates, including Salomon Smith Barney, and certain of their current and former directors, officers and employees, along with other parties, including: (1) three alleged class actions filed in state courts and federal courts on behalf of persons who maintained accounts with Salomon Smith Barney asserting, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions; (2) approximately fifteen actions filed in different state courts by individuals asserting, among other claims, common law claims and claims under state securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing and WorldCom, Inc.; (3) approximately five actions filed in different state courts by pension and other funds asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including WorldCom, Inc. and Qwest Communications International Inc.; and (4) more than two hundred arbitrations asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research.

     In July 2002, Citigroup, Salomon Smith Barney and various of its affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in an alleged class action filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (Hudson Soft Co., Ltd v. Credit Suisse First Boston Corporation, et al.). The complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages.

     Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) three actions brought in state courts by state pension plans for alleged violations of state securities law and common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence and breach of implied duties in connection with the defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of federal securities law, including Section 11 of the Securities Act of 1933, and claims for fraud and misrepresentation; (iv) a series of alleged class actions by purchasers of New Power Holdings common stock alleging violations of federal securities law, including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934; (v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (ix) an alleged class action brought by clients of Salomon Smith Barney in connection with research reports concerning Enron, alleging breach of contract; (x) actions brought by several investment funds in connection with the purchase of notes and/or certificates of the Osprey Trusts, the Marlin Trust, and the Marlin Water trust, as well as the purchase of other Enron or Enron-related securities, alleging violation of state and federal securities laws, and common law civil conspiracy and fraud; (xi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including Section 11 of the Securities Act of 1933, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; and
     (xii) an action brought by two broker/dealers in connection with the purchase of certain notes, alleging violation of federal and state securities laws. Several of these cases have been consolidated with the Newby action and stayed pending the Court's decision on the pending motions of certain defendants to dismiss Newby. On April 17, 2003, the motion to dismiss the complaints in the putative class actions relating to the New Power Holdings common stock was denied.

     Additionally, Citigroup and certain of its affiliates, including Salomon Smith Barney, have provided substantial information to, and have entered into substantive discussions with, the SEC regarding certain of their transactions with Enron and a transaction with Dynegy Inc. Citigroup and certain of its affiliates, including Salomon Smith Barney, also have received subpoenas and requests for information from various other regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup and its affiliates, including Salomon Smith Barney, are cooperating fully with all such requests.

     On July 28, 2003, Citigroup entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

     Citigroup and Salomon Smith Barney are involved in a number of lawsuits arising out of the underwriting of debt securities of WorldCom, Inc. These lawsuits include alleged class actions filed in July 2002 by alleged purchasers of WorldCom debt securities in the United States District Court for the Southern District of New York (Above Paradise Investments Ltd. V. Worldcom, Inc., et al.; Municipal Police Employees Retirement System Of Louisiana V. Worldcom, Inc., et al.), and in the United States District Court for the Southern District of Mississippi (Longacre Master Fund V. Worldcom, Inc., et al.). These alleged class action complaints assert violations of federal securities law, including Sections 11 and 12 of the Securities Act of 1933, and seek unspecified damages from the underwriters.

     On October 11, 2002,  the Above  Paradise and  Municipal  Police  Employees
     lawsuits  filed  in the  United  States  District  Court  for the  Southern
     District of New York were superseded by the filing of a consolidated alleged class action complaint in the United States District Court for the Southern District of New York (In Re Worldcom, Inc. Securities Litigation). In the consolidated complaint, in addition to the claims of violations by the underwriters of the federal securities law, including Sections 11 and 12 of the Securities Act of 1933, the plaintiffs allege violations of
     Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by Salomon Smith Barney arising out of alleged conflicts of interest of Salomon Smith Barney and certain of its principals. The plaintiffs continue to seek unspecified compensatory damages. In addition to the consolidated class action complaint, the Southern District of Mississippi class action has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. On May 19, 2003, the motion to dismiss the amended complaint in the WorldCom, Inc. Securities Litigation was denied.

     In addition to the several alleged class actions that have been commenced, certain individual actions have been filed in various federal and state courts against Citigroup and Salomon Smith Barney, along with other parties, concerning WorldCom debt securities including individual state court actions brought by approximately 18 pension funds and other institutional investors in connection with the underwriting of debt securities of WorldCom alleging violations of Section 11 of the Securities Act of 1933 and, in one case, violations of various state securities laws and common law fraud. Citigroup and/or Salomon Smith Barney are now named in approximately 35 of these individual state court actions. Most of these actions have been removed to federal court and have been transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

     An alleged class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud, which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. In December 2002, the claims against Salomon Smith Barney and the other underwriters were dismissed without prejudice.

     On or about January 27, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the District of New Jersey (In Re AT&T Corporation Securities Litigation) sought permission to amend its complaint on behalf of purchasers of AT&T common stock asserting claims against, among others, AT&T Corporation, to add as named defendants Citigroup, Salomon Smith Barney and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with AT&T in connection with published investment research. By order dated March 27, 2003, the court denied plaintiffs' request to amend their complaint to add as defendants Citigroup, Salomon Smith Barney and certain of their executive officers and current and former employees.

     On or about January 28, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which names as defendants, among others, Citigroup, Salomon Smith Barney and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research.

     On March 5, 2003, an action was brought on behalf of the purchasers of the Yosemite Notes and Enron Credit Linked Notes, alleging violation of federal securities laws.

     On April 9, 2003, an action was brought by a group of related mutual funds that purchased certain Yosemite Notes, alleging violations of state securities laws and common law claims.

     On April 28, 2003, Citigroup Global Markets (formerly known as Salomon Smith Barney) announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices. As part of the settlements, Salomon Smith Barney has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring Salomon Smith Barney from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information and the maintenance of required books and records, and requiring Salomon Smith Barney to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring Salomon Smith Barney to cease and desist from violations of corresponding NASD rules and requiring Salomon Smith Barney to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring Salomon Smith Barney to cease and desist from violations of corresponding NYSE rules and requiring Salomon Smith Barney to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. As required by the settlements, Salomon Smith Barney expects to enter into related settlements with each of the other states, the District of Columbia and Puerto Rico. Consistent with the settlement-in-principle announced in December 2002, these settlements require Salomon Smith Barney to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. Salomon Smith Barney reached these final settlement agreements without admitting or denying any wrongdoing or liability. The settlements do not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the fourth quarter of 2002.

     On June 23, 2003, the West Virginia Attorney General filed an action against Citigroup Global Markets Holdings Inc. and nine other firms that were parties to the April 28, 2003 settlement with the SEC, the NASD, the NYSE and the New York Attorney General (the "Research Settlement"). The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

     In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to Citigroup Global Markets Holdings Inc. requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of Citigroup Global Markets Holdings Inc. Other parties to the Research Settlement have received similar subpoena and letters.

     In April 2003, to effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with Citigroup Global Markets Holdings Inc. in connection with the Research Settlement; and in May 2003, the NYSE advised Citigroup Global Markets Holdings Inc. that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. Citigroup Global Markets Holdings Inc. is currently in discussion with various of the states with respect to completion of the state components of the Research Settlement. Payment will be made in conformance with the payment provisions of the Final Judgment. On October 31, 2003, the Final Judgment was entered against Salomon Smith Barney and nine other investment banks. In addition, Salomon Smith Barney has entered into separate settlement agreements with numerous states and certain U.S. territories.

     On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas, brought by purchasers of publicly traded debt and equity securities of Dynegy, Inc., was amended to add Citigroup, Citibank and Citigroup Global Markets Holdings Inc., as well as other banks, as defendants. The plaintiffs allege violations of the federal securities laws against the Citigroup defendants.

     On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia against certain lenders and investment banks, including Citigroup Global Markets Holdings Inc., Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The Complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Company Holding Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages.

     In addition, Salomon Smith Barney Inc. (predecessor of Citigroup Global Markets Inc.) is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaints seek unspecified damages.

     On August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty.

     On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup, Citigroup Global Markets and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed a preferential proceeding in its Chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, Citigroup Global Markets and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup, Citigroup Global Markets and other entities have filed against Enron.

     In the course of its business, Citigroup Global Markets, as a major futures commission merchant and broker-dealer, is a party to various claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of Citigroup Global Markets.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to the security holders for a vote during the fiscal year covered by this report.

                                     PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
     Matters.


(a) Market Information. The Partnership has issued no stock. There is no established public market for the Redeemable Units of Limited Partnership Interest.

(b) Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2003, was 6,085.

(c) Distribution. The Partnership did not declare a distribution in 2003 and 2002.

(d) Use of Proceeds. For the period ended December 31, 2003, there were additional sales of 33,441.1203 Redeemable Units totaling $40,329,000. For the period ended December 31, 2002, there were additional sales of 75,434.1122 Redeemable Units totaling $78,728,000 and contributions by the General Partner representing 1,311.3712 Unit equivalents totaling $1,383,000. For the period ended December 31, 2001, there were additional sales of 45,419.4548 Redeemable Units totaling $47,856,000 and contributions by the General Partner representing 401.8626 Unit equivalents totaling $425,000. Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6. Selected Financial Data.

     Realized and unrealized trading gains (losses), interest income, net income
     (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2003, 2002 and 2001and for the from period June 1, 2000 (commencement of trading operations) to December 31, 2000, and total assets at December 31, 2003, 2002, 2001 and 2000 were as follows:

                                              2003                2002                2001                2000
                                              ----                ----                ----                ----
Realized and unrealized trading gains
(losses) net of brokerage commissions,
clearing fees and expenses allocated
from the Master of $12,273,563, $7,000,104,
$3,132,288, and $803,045,
respectively                              $31,106,270         $22,692,993         $(1,626,277)         $2,637,312

Interest income                             1,632,816           1,445,439           1,330,414             633,253
                                          ----------           ----------          ----------             -------
                                          $32,739,086         $24,138,432           $(295,863)         $3,270,565
                                         ============         ============          ==========         ==========
Net income (loss)                         $22,424,063         $17,290,120         $(1,932,112)         $2,246,017
                                         ============        ============        ============         ==========

Increase (decrease) in Net Asset
Value per Redeemable Unit                    $146.42              $136.60             $(30.32)             $42.22
                                             ========             ========            ========             ======

Total assets                            $213,325,754         $166,121,040         $71,587,137         $31,557,418
                                        =============        =============        ============        ===========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Partnership aims to achieve substantial capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures, and forward contracts in those markets.

     The General Partner manages all the business affairs of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership's assets to John W. Henry & Company, Inc. ("JWH"), Graham Capital Management, L.P. ("Graham"), Campbell & Company, Inc. ("Campbell") and Aspect Capital Limited ("Aspect"), (collectively, the "Advisors"). The General Partner employs a team of approximately 15 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

     Responsibilities of the General Partner include:

     o        due diligence examinations of the Advisors;

     o        selection, appointment and termination of the Advisors;

     o        negotiation of the management agreements; and

     o        monitoring the activity of the Advisors.

     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

     The General Partner shall seek the best prices and services available in its commodity futures brokerage transactions. The General Partner reviews at least annually, the brokerage rates charged to commodity pools similar to the Partnership to determine that the brokerage fee the Partnership pays is competitive with other rates.

     The  programs  traded by each  Advisor  on behalf of the  Partnership  are:
     Aspect - Diversified Program ("Diversified"), Campbell - Financial, Metal & Energy Small Portfolio ("FME Small"), Graham - Global Diversified Program ("GDP") and JWH - Strategic Allocation Program ("SAP"). As of December 31, 2003, the Partnership's assets were allocated among the trading Advisors in the following approximate percentages: Aspect, 29%, Campbell, 29%, Graham, 28%, and JWH, 14%.

John W. Henry & Company, Inc.

     JWH specializes in managing institutional and individual capital in the global futures, interest rate and foreign exchange markets. Since 1981, JWH has developed and implemented proprietary trend-following trading techniques that focus on long-term trends.

     JWH trades its Strategic Allocation Program ("SAP") on behalf of the Partnership, through its investment in the Master. SAP's objective is capital appreciation with the reduction of the volatility and risk of loss that typically would be associated with an investment in any one JWH investment program.

     JWH currently operates 11 investment programs including SAP. Any or all of the other ten programs may be included in SAP from time to time. Each investment program has distinctive style, timing, and market characteristics. SAP program selection and allocations are made at the discretion of the JWH Investment Policy Committee.

     As of December 31, 2003, the Master's assets were allocated among the JWH programs as follows:

                               Percentage
                               Allocation   in   the
                               Master      as     of
                               December 31, 2003

     Broadly Diversified Programs

     o   Original Investment Program          17.5%

     o   Global Diversified Portfolio         10%

     o   JWH GlobalAnalytics(R)               10%

     Family of Programs



     Financial Programs

     o   Financial and Metals Portfolio        15%


     o   Global Financial & Energy Portfolio   20%


     o   Worldwide Bond Program                 5%

     Multiple Style Programs

     o   Currency Strategic
        Allocation Program                    22.5%

     The allocation of SAP's assets among the investment programs, as well as the selection of the programs used for SAP, is dynamic. While JWH's individual investment programs are technical, trend-following programs, the selection of programs as well as the allocation of assets among the programs in SAP are entirely discretionary.

     As a managed futures fund, the Partnership's performance is dependent upon the successful trading of the Partnership's/Master's Advisor to achieve the Partnership's/Master's objectives. It is the business of the General Partner to monitor the Advisor's performance to assure compliance with the Partnership's/Master's trading policies and to determine if the Advisor's performance is meeting the Partnership's/Master's objectives. Based on 2003 results, the General Partner continues to believe the Advisor and the trading of SAP have met the Partnership's objectives and expects to continue to allocate the Partnership's/Master's assets to the Advisor and this program unless otherwise indicated.

Graham Capital Management, L.P.

     Graham trades actively in both U.S. and foreign markets, primarily in futures contracts, forward contracts, spot contracts and associated derivative instruments such as options and swaps. Graham engages in exchange for physical transactions, which involve the exchange of a futures position for the underlying physical commodity without making an open competitive trade on an exchange. Graham at times will trade certain instruments, such as forward foreign currency contracts, as a substitute for futures or options traded on futures exchanges.

     Graham's trading systems rely primarily on technical rather than fundamental information as the basis for their trading decisions. Graham's systems are based on the expectation that they can over time successfully anticipate market events using quantitative mathematical models to determine their trading activities, as opposed to attempting properly to forecast price trends using subjective analysis of supply and demand

     The Global Diversified Program utilizes multiple computerized trading models designed to participate in potential profit opportunities during sustained price trends. This program features broad diversification in both financial and non-financial markets. The strategies that are utilized are primarily long-term in nature and are intended to generate significant returns over time with an acceptable degree of risk and volatility. The computer models on a daily basis analyze the recent price action, the relative strength and the risk characteristics of each market and compare statistically the quantitative results of this data to years of historical data on each market. The Global Diversified Program trades in approximately 80 markets.

Campbell & Company, Inc.

     Campbell trades its FME Small Portfolio for the Partnership. Since Campbell's allocation from the Partnership is over $10 million, Campbell may, with the General Partner's approval, begin trading its FME Large Portfolio on behalf of the Partnership. The objective of both portfolios is the same and is consistent with the Partnership's objective of seeking positive returns from the speculative trading of a portfolio of futures and forward contracts.

     Campbell's trading models are designed to detect and exploit medium-term to long-term price changes, while also applying risk management and portfolio management principles.

     Campbell believes that utilizing multiple trading models provides an important level of diversification, and is most beneficial when multiple contracts of each market are traded. Every trading model may not trade every market. It is possible that one trading model may signal a long position while another trading model signals a short position in the same market. It is Campbell & Company's intention to offset those signals to reduce unnecessary trading, but if the signals are not simultaneous, both trades will be taken and since it is unlikely that both positions would prove profitable, in retrospect, one or both trades will appear to have been unnecessary. It is Campbell's policy to follow trades signaled by each trading model independently of the other models.

Aspect Capital Limited.

     Aspect will trade its Diversified Program on behalf of the Partnership. The Diversified Program is a systematic global futures trading program. Its goal is the generation of significant long-term capital growth independent of stock and bond market returns. This program continuously monitors price movements in a wide range of global financial, currency and commodity markets, searching for profit opportunities over periods ranging from a few hours to several months.

     Aspect has designed the Diversified Program to have broad market diversification (subject to liquidity constraints). Aspect's quantitative resources are sufficient to enable it to design and implement a broadly diversified portfolio with a significant allocation to numerous different markets.

     Aspect's Diversified Program trades over 100 markets in the seven major sectors: currencies, energy, metals, stock indices, bonds, agricultural commodities and interest rates implementing momentum strategies. Aspect is constantly examining new liquid and uncorrelated markets to incorporate in the program with the aim of improving its reward/risk ratio and capacity. Aspect has no market or sector preferences, believing that allowing for liquidity effects, equal profitability can be achieved in the long-term in all markets. The key factors in determining the asset allocation are correlation and liquidity. Correlations are analyzed at the sector, sub-sector, economic block and market levels to design a portfolio which is highly diversified.

(a)  Liquidity.

     The Partnership does not engage in sales of goods or services. Its only assets are its (i) equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures positions, unrealized appreciation on
     forward  contracts  and  interest   receivable,   (ii)  its  investment  in
     theMaster. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

     To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:

     (i) The Partnership invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

     (ii) An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership's net assets allocated to that Advisor.

     (iii) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

     (iv) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

     (v)  The  Partnership  does  not  utilize   borrowings   except  short-term
     borrowings if the Partnership takes delivery of any cash commodities.

     (vi) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

     (vii) The Partnership will not permit the churning of its commodity trading account. The term "churning" refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

     In the normal course of business, the Partnership directly, and through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership/Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's/Master's assets is CGM.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also "Item 8. Financial Statements and Supplementary Data" for further information on financial instrument risk included in the notes to financial statements.)

     Other than the risks inherent in commodity futures and swaps trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b)  Capital Resources.

     (i)  The  Partnership   has  made  no  material   commitments  for  capital
     expenditures.

     (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

     No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all or some of his Redeemable Units to be redeemed by the Partnership at the Redemption value per Redeemable Unit thereof as of the last day of each month, ending at least three months after such Redeemable Units have been issued, on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2003, 15,846.8766 Redeemable Units were redeemed totaling $19,968,628. For the year ended December 31, 2002, 9,611.6513 Redeemable Units were redeemed totaling $10,413,271. For the year ended
     December 31, 2001, 6,286.5438 Redeemable Units were redeemed totaling $6,549,851. Redemption/subscription value per Redeemable Unit differs from Net Asset Value per Redeemable Unit calculated for financial reporting purposes in that the remaining liability for reimbursement of offering and organization expenses for the Initial Offering Period will not be included in the calculation of redemption/subscription value per Redeemable Unit.

     Offering and organization expenses of approximately $750,000, relating to the issuance and marketing of the Partnership's Redeemable Units offered were initially paid by CGM. These costs were reimbursed to CGM by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

     During the years ended December 31, 2003, 2002 and 2001, $ -0-, $ -0- and $360,403 of these costs were reimbursed to CGM, by the Partnership.

     In addition, the Partnership has recorded interest expense of $0, $3,846 and $35,691, for the periods ended December 31, 2003, 2002 and 2001, which is included in other expenses.

     The Partnership is closed and no longer offers Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month. For the year ended December 31, 2003, there were additional sales of 33,441.1203 Redeemable Units totaling $40,329,000. For the year ended December 31, 2002, there were additional sales of 75,434.1122 Redeemable Units totaling $78,728,000 and contributions by the General Partner representing 1,311.3712 Unit equivalents totaling $1,383,000. For the year ended December 31, 2001, there were additional sales of 45,419.4548 Redeemable Units totaling $47,856,000 and contributions by the General Partner representing 401.8626 Unit equivalents totaling $425,000.

(c) Results of Operations.

     For the year ended December 31, 2003, the Net Asset Value per Redeemable Unit increased 12.7% from $1,157.44 to $1,303.86. For the year ended December 31, 2002, the Net Asset Value per Redeemable Unit increased 13.3% from $1,021.68 to $1,157.44. For the year ended December 31, 2001, the Net Asset Value per Redeemable Unit decreased 2.0% from $1,042.22 to $1,021.68.

     The Partnership experienced net trading gains of $43,379,833 before commissions and expenses in 2003. Gains were primarily attributable to the trading of currencies, energy, grains, metals and indices and were partially offset by losses in U.S. and non-U.S. interest rates, livestock, and softs.

     On a very broad basis, the year 2003 can be divided into three periods: the time leading up to and shortly after the Iraq War (January through May), the transition to higher world growth (June through October), and the renewed dollar decline (November and December).

     The Iraq war was the focus for much of the first half of the year. With uncertainty concerning when hostilities would begin and the possible impact of these events, investors showed a desire to move to a defensive and conservative stance. Equity markets sold-off, the dollar sold-off, gold prices rose, bond markets rallied, and the energy markets exhibited a risk premium concerning potential supply disruptions. This was a continuation of many of the trends carried over from 2002. During the first two months of the year, the Advisors had solid performance, up nearly 17%.

     Just prior to the inception of the hostilities, several of the Partnership's Advisors reduced leverage in expectation of higher volatility in the markets. Markets were more volatile with a reduction of liquidity in response to events in March. During this period, bond markets sold-off, the dollar stabilized, crude oil prices declined significantly, and the stock market started to rally. Even with this reduced leverage the markets were volatile and prior trends disrupted leading to losses for the month of March. Positions returned to normal leverage in late April and May saw a substantial recovery of Partnership performance with profits coming from short dollar, long interest rate and long commodity positions.

     In a transition to economic recovery and growth, the major markets began to reflect changing expectations in the middle of June. Consistently positive macroeconomic news led to the unexpected pronouncement of no further easing actions by the European Central Bank and the U.S. Federal Reserve Bank. Consequently, there was a trend change, as interest rates moved up off 40 year lows and the dollar actually rallied reversing the slide from earlier in the year.

     While there were gains in stock index trading, the Advisors' exposure in these markets has been relatively low; so they were not able to make a sustainable impact on performance. In addition to the negative market action in interest rates and currencies, there were further increases in volatility for the energy sector and growing volatility within a relatively tight range for many agricultural markets. The second quarter ended unprofitable and this carried through the summer and into the early fall as the Partnership alternated between profits and losses on a monthly basis.


     The final period of 2003 was the renewed dollar decline beginning in late November. The dollar began a new significant slide against both the euro and yen. This led to significant fourth quarter profits, which boosted performance for many of the Advisors and the Partnership ended the year up 12.6%.

     In the General Partner's opinion, the Advisors continue to employ trading methods and produce results consistent with the objectives of the Partnership and expectations for the Advisors' programs. The General Partner continues to monitor the Advisors' performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

     The Partnership experienced net trading gains of $29,693,097 before commissions and expenses in 2002. Gains were primarily attributable to the trading of currencies, grains, livestock, indices, U.S. and non-U.S. interest rates and were partially offset by losses recognized in energy, softs, and metals.

     The Partnership experienced net trading gains of $1,506,011 before commission and expenses in 2001. Gains were primarily attributable to the trading of currencies, U.S. and non-U.S. interest rates and were partially offset by losses recognized in indices, metals, energy, and grains.

     It should be noted that commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership/Master depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership/Master expects to increase capital through operations.

(d) Operational Risk.

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

     Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

     Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

     Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's Redeemable Unit holders, creditors, and regulators, is free of material errors.

(e)  Critical Accounting Policies.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

     The General Partner believes that the accounting policies that will be most critical to the Partnership's financial condition and results of operations relate to the valuation of the Partnership's positions. The majority of the Partnership's/Master's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. The General Partner expects that under normal circumstances substantially all of the Partnership's assets will be valued by objective measures and without difficulty.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         Introduction

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

     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

     Market movements result in frequent changes in the fair market value of the Partnership's/Master's open positions and, consequently, in its earnings and cash flow. The Partnership's/Master's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification among the Partnership's/Master's open positions and the liquidity of the markets in which it trades.

     The Partnership/Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's/Master's past performance is not necessarily indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Partnership/Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's/Master's speculative trading and the recurrence in the markets traded by the Partnership's/Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership/Master's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership/Master's losses in any market sector will be limited to Value at Risk or by the Partnership/Master's attempts to manage its market risk.

Quantifying the Partnership's/Master's Trading Value at Risk

     The following quantitative disclosures regarding the Partnership's/Master's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

     The Partnership's/Master's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership's/Master's mark-to-market accounting, any loss in the fair value of the Partnership/Master's open positions is directly reflected in the Partnership's/Master's earnings (realized and unrealized).

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

     In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership/Master), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

     The fair value of the Partnership's/Master's futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership/Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

     In quantifying the Partnership's/Master's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's/Master's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2003 and the highest and lowest value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2003, the Partnership's total capitalization was $199,644,118.

                                       December 31, 2003

                                             At Year End                                 Year to Date
                                    --------------------------------   ---------------------------------------------
                                                       % of Total           High              Low
         Market Sector              Value at Risk     Capitalization    Value at Risk    Value at Risk      Average*
         -------------              -------------     --------------   --------------    -------------      --------
Currencies
- Exchange Traded Contracts           $ 3,596,824          1.80%         $4,042,447      $1,267,819       $2,805,094
- OTC Contracts                         1,289,721          0.65%          2,252,864       1,115,088        1,486,731
Energy                                  3,712,850          1.86%          5,826,600         418,370        2,597,884
Grains                                    199,881          0.10%          3,221,679         151,459          846,269
Interest rates U.S.                     1,788,350          0.90%          3,880,250         301,075        1,775,940
Interest rates Non-U.S.                 3,173,113          1.59%          6,792,714       1,690,507        3,779,741
Livestock                                  34,400          0.02%            653,200           4,200          104,594

Metals
 - Exchange Traded Contracts              476,100          0.24%          2,129,400         161,100          742,183
 - OTC                                  1,261,185          0.63%          1,859,625         226,350        1,239,859
Softs                                     348,320          0.17%          1,829,423         100,950          733,213
Indices                                 8,687,716          4.35%         11,486,757         352,780        6,235,130
                                      -----------         ------
Total                                 $24,568,460         12.31%
                                      ===========         ======

*    monthly average based on month-end value at risk.


The Master's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of December 31, 2002 and the highest and lowest value at any point during the year. As of December 31, 2002, the Master's total capitalization was $145,076,617.

                                December 31, 2003

                                              At Year End                                 Year to Date
                                    --------------------------------   ---------------------------------------------
                                                      % of Total           High              Low
         Market Sector             Value at Risk     Capitalization    Value at Risk    Value at Risk       Average*
         -------------             -------------     --------------   --------------    -------------       -------
Currencies
- OTC                                $ 9,075,287          6.25%         $9,696,832      $1,910,405     $ 6,684,699
Energy                                 5,468,850          3.77%          6,633,674       1,837,000       4,354,588
Grains                                   578,400          0.40%            760,425         152,175         506,502
Interest rates U.S.                    2,439,000          1.68%          2,557,100         419,700       1,519,918
Interest rates Non-U.S.                4,079,811          2.81%          6,547,640       1,288,573       4,018,251
Livestock                                150,000          0.10%            336,800           9,350          82,020

Metals
 - Exchange Traded Contracts           1,259,500          0.87%          2,120,000         198,000         917,917
 - OTC                                   912,480          0.63%            935,700         175,800         603,845
Softs                                    663,973          0.46%          1,227,182         295,046         685,656
Indices                                3,764,466          2.60%          3,871,103         709,998       2,379,432
                                       ---------          -----
Total                               $ 28,391,767         19.57%
                                    ============         ======

* monthly average based on month-end value at risk.


The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2002 and the highest and lowest value at any point during the year. As of December 31, 2002, the Partnership's total capitalization was $156,859,683.

                                December 31, 2002


                                            At Year End                                 Year to Date
                                    --------------------------------   ---------------------------------------------
                                                      % of Total           High              Low
         Market Sector            Value at Risk     Capitalization     Value at Risk    Value at Risk      Average*
         -------------            -------------     --------------    --------------    -------------      --------
Currencies
-Exchange Traded Contracts          $ 3,900,846           2.49%         $3,900,846        $639,666      $ 2,030,832
- OTC Contracts                       1,049,136           0.66%          2,589,079         223,831        1,196,128
Energy                                5,166,600           3.29%          5,166,600         151,980        2,752,000
Grains                                1,395,841           0.89%          1,698,919         381,848        1,036,484
Interest rates U.S.                   1,976,100           1.26%          1,976,100         291,600        1,374,607
Interest rates Non-U.S.               4,241,341           2.70%          4,241,341         363,460        3,101,480
Livestock                               622,100           0.40%            765,000          97,040          407,760

Metals
-Exchange Traded Contracts            1,375,000           0.88%          1,831,000         259,000        1,249,475
 - OTC Contracts                        186,600           0.12%          1,149,425          14,700          640,344
Softs                                 1,264,850           0.81%          2,180,900         397,428        1,123,452
Indices                               1,629,232           1.04%          5,162,052         563,553        2,428,088
                                    -----------         -------
Total                               $22,807,646          14.54%
                                    ===========          ======


* quarterly average based on month-end value at risk.

The Master's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of December 31, 2003 and the highest and lowest value at any point during the year. As of December 31, 2002, the Master's total capitalization was $90,459,415.

                                                        December 31, 2002

                                               At Year End                                 Year to Date
                                    --------------------------------   ---------------------------------------------
                                                      % of Total           High              Low
Market Sector                      Value at Risk     Capitalization    Value at Risk    Value at Risk       Average*
------------                      --------------     --------------   --------------    ------------        ---------
Currencies
- OTC Contracts                        $ 4,189,488          4.63%         $7,032,293         $962,872       $3,609,073
Energy                                   3,346,400          3.70%          3,346,400          557,000        2,095,725
Grains                                     245,903          0.27%            450,900           86,150          256,876
Interest rates U.S.                        590,280          0.65%          1,302,100          180,800        1,014,145
Interest rates Non-U.S.                  3,100,649          3.43%          3,493,265          979,315        3,047,371
Livestock                                   13,500          0.02%             24,750           13,500           17,025

Metals
 - Exchange Traded Contracts               418,000          0.46%            464,000           76,500          394,875
 - OTC Contracts                           434,425          0.48%            550,250           48,000          367,250
Softs                                      385,842          0.43%            694,904          119,740          494,737
Indices                                    752,257          0.83%          1,931,347          641,735        1,337,731
                                       -----------        -------
Total                                  $13,476,744         14.90%
                                       -----------         -----

* quarterly average based on month-end value at risk

Material Limitations on Value at Risk as an Assessment of Market Risk

     The   face   value  of  the   market   sector   instruments   held  by  the
     Partnership/Master is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership/Master. The magnitude of the Partnership's/Master's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership/Master to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership/Master -- give no indication of this "risk of ruin."

Non-Trading Risk

     The Partnership/Master has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are considered to be immaterial.

     Materiality  as  used  in  this  section,   "Qualitative  and  Quantitative
     Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's/Master's market sensitive instruments.


Qualitative Disclosures Regarding Primary Trading Risk Exposures

     The following qualitative disclosures regarding the Partnership's/Master's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Master manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's/Master's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's/Master's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Master. There can be no assurance that the Partnership's/Master's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership/Master.

     The following were the primary trading risk exposures of the Partnership as of December 31, 2003, by market sector.

     Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership/Master and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's/Master's profitability. The Partnership's/Master's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership/Master also takes futures positions on the government debt of smaller nations -- e.g., Australia.

     Currencies. The Partnership's/Master's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's/Master's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership/Master in expressing Value at Risk in a currency other than dollars.

     Stock Indices. The Partnership's/Master's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Master are limited to futures on broadly based indices. As of December 31, 2003, the Partnership's/Master's primary exposures were in the DAX Index and E-MINI S&P-500 stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership/Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Master to avoid being "whipsawed" into numerous small losses.)

     Metals. The Partnership's/Master's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Partnership/Master have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership/Master.

     Softs. The Partnership's/Master's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Corn, cotton, sugar, soybeans, soybean meal, soybean oil and wheat accounted for the substantial bulk of the Partnership's/Master's commodity exposure as of December 31, 2003.

     Energy. The Partnership's/Master's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The   following   were  the  only   non-trading   risk   exposures  of  the
     Partnership/Master as of December 31, 2003.

     Foreign Currency Balances. The Partnership's/Master's primary foreign currency balances are in Japanese yen, Euro dollar and Swiss francs. The Advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control the Partnership's/Master's non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

     The General Partner monitors and controls the Partnership's/Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master is subject.

     The General Partner monitors the Partnership's/Master's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's/Master's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisors to close out individual positions as well as enter certain positions traded on behalf of the Partnership/Master. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's/Master's market risk exposures.

     The Advisors apply their own risk management policies to their trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to their trading programs.

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

Item 8.   Financial Statements and Supplementary Data.





             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.

                          INDEX TO FINANCIAL STATEMENTS


                                                            Page Number

   Oath or Affirmation.                                         F-2

   Independent Auditors' Report.                             F-3 - F-4

   Financial Statements:
   Statements of Financial Condition at
   December 31, 2003 and 2002.                                  F-5

   Condensed Schedules of Investments at
   December 31, 2003 and 2002.                               F-6 - F-7

   Statements of Income and Expenses for
   the years ended December 31, 2003, 2002
   and 2001.                                                    F-8

   Statements of Partners' Capital
   for the years ended
   December 31, 2003, 2002 and 2001.                            F-9

   Notes to Financial Statements.                           F-10 - F-15

   Selected Unaudited Quarterly Financial Data.                 F-16

   Financial Statements of the JWH Strategic Allocation Master
   Fund LLC.

   Oath or Affirmation.                                         F-17

   Independent Auditors' Report.                            F-18 - F-19

   Statements of Financial Condition at
   December 31,2003 and 2002.                                   F-20

   Condensed Schedules of Investments
   at December 31, 2003 and 2002.                           F-21 - F-22

   Statement of Income and Expenses for
   the years ended December 31, 2003, 2002
   and for the period January 26, 2001
   (commencement of trading operations) to
   December 31, 2001.                                           F-23

   Statements of Members' Capital for the
   years ended December 31, 2003, 2002 and 2001                 F-24

   Notes to the Financial Statements.                       F-25 - F-28

   Selected Unaudited Quarterly Financial Data.                 F-29

                           To the Limited Partners of
             Salomon Smith Barney Diversified 2000 Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.




/s/  Daniel R. McAliffe, Jr.
     Daniel R. McAuliffe, Jr.
     Chief Financial Officer and Director
     Citigroup Managed Futures LLC
     General Partner, Salomon Smith Barney
      Diversified 2000 Futures Fund L.P.

Citigroup Managed Futures LLC
399 Park Avenue
7th Floor
New York, N.Y. 10022
212-559-2011

                          Independent Auditors' Report

To the Partners of
   Salomon Smith Barney Diversified 2000 Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the Partnership), including the condensed schedules of investments, as of December 31, 2003 and 2002, and the related statements of income and expenses, and partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of income and expenses and partners' capital of the Partnership for the year ended December 31, 2001 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salomon Smith Barney Diversified 2000 Futures Fund L.P. as of December 31, 2003 and 2002, and the results of its operations and its partners' capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
    KPMG LLP
    New York, New York
    February 27, 2004

                         Report of Independent Auditors

To the Partners of
  Salomon Smith Barney Diversified 2000 Futures Fund L.P.:

In our opinion, the accompanying statements of income and expenses and of partners' capital present fairly, in all material respects, the results of Salomon Smith Barney Diversified 2000 Futures Fund L.P. operations for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner, our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/S/ PricewaterhouseCoopers LLP
    PricewaterhouseCoopers LLP
    New York, New York
    February 28, 2002

                                 Salomon Smith Barney
                          Diversified 2000 Futures Fund L.P.
                           Statements of Financial Condition
                              December 31, 2003 and 2002

                                                                                 2003           2002
                                                                             ------------   ------------
Assets:
Cash (restricted $28,506,398 and $29,238,934 in 2003
  and 2002, respectively) (Note 3c)                                          $169,176,832   $150,305,334
Investment in Master, at fair value                                            27,511,019           --
Net unrealized appreciation on open futures positions                           7,061,311     14,129,861
Unrealized appreciation on open forward contracts                               9,476,678      1,559,101
                                                                             ------------   ------------
                                                                              213,225,840    165,994,296
Interest receivable (Note 3c)                                                      99,914        126,744
                                                                             ------------   ------------
                                                                             $213,325,754   $166,121,040
                                                                             ------------   ------------
Liabilities and Partners' Capital:
Liabilities:
  Unrealized depreciation on open forward contracts                          $  4,193,444   $  2,077,324
  Accrued expenses:
   Commissions (Note 3c)                                                          959,143        752,354
   Management fees (Note 3b)                                                      314,414        252,030
   Incentive fees (Note 3b)                                                     6,197,474      4,026,955
   Professional fees                                                              118,458         67,663
   Other                                                                           22,594         13,348
  Redemptions payable (Note 5)                                                  1,876,109      2,071,683
                                                                             ------------   ------------
                                                                               13,681,636      9,261,357
                                                                             ------------   ------------
Partners' capital (Notes 1 and 5):
  General Partner, 2,005.1490 Unit equivalents outstanding in 2003
   and 2002                                                                     2,614,434      2,320,840
                                                                             ------------   ------------
  Limited Partners, 151,112.2926 and 133,518.0489 Redeemable Units of
   Limited Partnership Interest outstanding in 2003 and 2002, respectively    197,029,684    154,538,843
                                                                             ------------   ------------
                                                                              199,644,118    156,859,683
                                                                             ------------   ------------
                                                                             $213,325,754   $166,121,040
                                                                             ------------   ------------




See accompanying notes to financial statements.

                              Salomon Smith Barney
                       Diversified 2000 Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003

Sector                                                      Contract                                    Fair Value
------                                                      --------                                    ----------
Currencies                                     Futures contracts purchased 2.03%                         $4,047,456
                                               Futures contracts sold  (0.93)%                           (1,849,012)
                                                                                                         ----------
                                                 Total forward contracts 1.10%                            2,198,444

                                               Unrealized appreciation on forward contracts   0.66%       1,316,533
                                               Unrealized depreciation on forward contracts   (0.12)%      (239,842)
                                                                                                         ----------
                                                 Total futures contracts  0.54%                           1,076,691
                                                                                                         ----------
  Total Currencies  1.64%                                                                                 3,275,135
                                                                                                         ----------

Energy                                         Futures contracts purchased  0.02%                            39,200
                                               Futures contracts sold  0.00%*                                   620
                                                                                                         ----------
  Total Energy  0.02%                                                                                        39,820
                                                                                                         ----------

Grains                                         Futures contracts purchased  (0.01)%                         (25,162)
                                               Futures contracts sold  (0.01)%                              (27,753)
                                                                                                         ----------
  Total Grains  (0.02)%                                                                                     (52,915)
                                                                                                         ----------

Total Interest Rates U.S. (0.02)%              Futures contracts purchased  (0.02)%                         (48,473)
                                                                                                         ----------

Interest Rates Non-U.S.                        Futures contracts purchased  0.17%                           347,550
                                               Futures contracts sold  (0.06)%                             (114,757)
                                                                                                         ----------
  Total Interest Rates Non-U.S.   0.11%                                                                     232,793
                                                                                                         ----------

Total Livestock  (0.00)%*                      Futures contracts sold 0.00%*                                 (2,685)
                                                                                                         ----------

Metals                                         Total Futures contracts purchased  0.49%                     980,703

                                               Unrealized appreciation on forward contracts   4.08%       8,160,145
                                               Unrealized depreciation on forward contracts  (1.98)%     (3,953,602)
                                                                                                         ----------
                                                 Total forward contracts 2.10%                            4,206,543
                                                                                                         ----------
  Total Metals  2.59%                                                                                     5,187,246
                                                                                                         ----------

Softs                                          Futures contracts purchased  (0.02)%                         (42,745)
                                               Futures contracts sold  (0.00%)*                                (241)
                                                                                                         ----------
  Total Softs  (0.02)%                                                                                      (42,986)
                                                                                                         ----------

Indices                                        Futures contracts purchased  1.84%                         3,682,930
                                               Futures contracts sold  0.04%                                 73,680
                                                                                                         ----------
  Total Indices  1.88%                                                                                    3,756,610
                                                                                                         ----------

Total Fair Value  6.18%                                                                                 $12,344,545
                                                                                                        ===========
                                           Investments              % of Investments
Country Composition                       at Fair Value              at Fair Value
--------------------------           -------------------------- --------------------------
Australia                                     $34,058                      0.28%
Canada                                        398,828                      3.23
Germany                                       738,320                      5.98
France                                         68,479                      0.55
Hong Kong                                      30,246                      0.25
Italy                                         (27,542)                    (0.22)
Japan                                          89,902                      0.73
Spain                                         362,977                      2.94
United Kingdom                              4,688,897                     37.98
United States                               5,960,380                     48.28
                                     -------------------------- --------------------------
                                          $12,344,545                    100.00%
                                     ========================== ==========================

    Percentages are based on Partners' capital unless otherwise indicated
 *  Due to rounding.
    See accompanying notes to financial statements.

                              Salomon Smith Barney
                       Diversified 2000 Futures Fund L.P.
                        Condensed Schedule of Investments
                               December 31, 2002

Sector                                                      Contract                                    Fair Value
------                                                      --------                                    ----------
Currencies                                     Unrealized appreciation on forward contracts   0.75%      $1,171,718
                                               Unrealized depreciation on forward contracts   (0.41)%      (644,931)
                                                                                                         ----------
                                                 Total forward contracts 0.34%                              526,787

                                               Futures contracts purchased  3.67%                         5,748,189
                                               Futures contracts sold  (0.72)%                           (1,127,433)
                                                                                                         ----------
                                                 Total futures contracts  2.95%                           4,620,756
                                                                                                         ----------
  Total Currencies  3.29%                                                                                 5,147,543
                                                                                                         ----------

Total Energy  0.50%                            Futures contracts purchased  0.50%                           782,390
                                                                                                         ----------

Grains                                         Futures contracts purchased  (0.05)%                         (81,565)
                                               Futures contracts sold  0.51%                                803,007
                                                                                                         ----------
  Total Grains  0.46%                                                                                       721,442
                                                                                                         ----------

Total Interest Rates U.S. 1.29%                Futures contracts purchased  1.29%                         2,025,022
                                                                                                         ----------

Interest Rates Non-U.S.                        Futures contracts purchased  2.36%                         3,705,998
                                               Futures contracts sold  (0.03)%                              (55,736)
                                                                                                         ----------
  Total Interest Rates Non-U.S.                                                                           3,650,262
                                                                                                         ----------
2.33%

Total Livestock  0.10%                         Futures contracts purchased  0.10%                           158,360
                                                                                                         ----------

Metals                                         Futures contracts purchased  0.76%                         1,200,138
                                               Futures contracts sold  0.00% *                                8,875
                                                                                                         ----------
                                                 Total futures contracts 0.76%                            1,209,013

                                               Unrealized appreciation on forward contracts  0.25%          387,383
                                               Unrealized depreciation on forward contracts  (0.91)%     (1,432,393)
                                                                                                         ----------
                                                 Total forward contracts (0.66)%                         (1,045,010)
                                                                                                         ----------
  Total Metals  0.10%                                                                                       164,003
                                                                                                         ----------

Softs                                          Futures contracts purchased  0.47%                           729,663
                                               Futures contracts sold  0.00%*                                 6,165
                                                                                                         ----------
  Total Softs  0.47%                                                                                        735,828
                                                                                                         ----------

Indices                                        Futures contracts purchased  (0.10)%                        (156,350)
                                               Futures contracts sold  0.24%                                383,138
                                                                                                         ----------
  Total Indices  0.14%                                                                                      226,788
                                                                                                         ----------

Total Fair Value  8.68%                                                                                 $13,611,638
                                                                                                        ===========
                                           Investments              % of Investments
Country Composition                       at Fair Value              at Fair Value
--------------------------           -------------------------- --------------------------
Australia                                 $   311,569                      2.29%
Canada                                        320,037                      2.35
France                                        (34,305)                    (0.25)
Germany                                     1,420,824                     10.44
Hong Kong                                      75,912                      0.56
Japan                                         322,941                      2.37
Spain                                         (10,893)                    (0.08)
United Kingdom                                485,879                      3.57
United States                              10,719,674                     78.75
                                     -------------------------- --------------------------
                                          $13,611,638                    100.00%
                                     ========================== ==========================

 Percentages are based on Partners' capital unless otherwise indicated
 * Due to rounding.
 See accompanying notes to financial statements.

                              Salomon Smith Barney
                       Diversified 2000 Futures Fund L.P.
                        Statements of Income and Expenses
              for the years ended December 31, 2003, 2002 and 2001

                                                                     2003           2002             2001
                                                                ------------    ------------   ------------
Income:
  Realized losses on closed positions from Master               $ (4,725,063)           --             --
  Change in unrealized gains on open positions
   from Master                                                     1,076,261            --             --
  Expenses allocated from Master                                     (71,276)           --             --
  Interest income allocated from Master                              131,875            --             --
  Net gains (losses) on trading of commodity interests:
   Realized gains on closed positions and foreign currencies      48,295,728    $ 18,289,203   $  2,452,235
   Net unrealized gains (losses) on open positions                (1,267,093)     11,403,894       (946,224)
                                                                ------------    ------------   ------------
                                                                  43,440,432      29,693,097      1,506,011
  Interest income (Note 3c)                                        1,500,941       1,445,439      1,330,414
                                                                ------------    ------------   ------------
                                                                  44,941,373      31,138,536      2,836,425
                                                                ------------    ------------   ------------
Expenses:
  Brokerage commissions including clearing fees
   of $561,647, $338,803 and $139,504, respectively (Note 3c)
                                                                  12,202,287       7,000,104      3,132,288
  Management fees (Note 3b)                                        3,730,471       2,147,508      1,034,107
  Incentive fees (Note 3b)                                         6,197,474       4,026,955         58,526
  Professional fees                                                  338,257         629,075        465,609
  Other expenses                                                      48,821          44,774         78,007
                                                                ------------    ------------   ------------
                                                                  22,517,310      13,848,416      4,768,537
                                                                ------------    ------------   ------------
  Net income (loss)                                             $ 22,424,063    $ 17,290,120   $ (1,932,112)
                                                                ------------    ------------   ------------


  Net Income (loss) per Redeemable Unit of Limited
   Partnership Interest and General Partner Unit equivalent
   (Notes 1 and 7)                                              $     146.42    $     136.60   $     (30.32)
                                                                ------------    ------------   ------------


See accompanying notes to financial statements.
                                        F-8

                                 Salomon Smith Barney
                          Diversified 2000 Futures Fund L.P.
                            Statements of Partners' Capital
                                  for the years ended
                           December 31, 2003, 2002 and 2001

                                                                        Limited           General
                                                                       Partners           Partner            Total
                                                                     ------------       ------------   ------------

Partners' capital at December 31, 2000                             $  29,768,557    $     304,240    $  30,072,797
Net loss                                                              (1,911,691)         (20,421)      (1,932,112)
Sale of 45,419.4548 Redeemable Units
  of Limited Partnership Interest and
  General Partner's contribution representing
  401.8626 Unit equivalents                                           47,856,000          425,000       48,281,000
Redemption of 6,286.5438 Redeemable Units
  of Limited Partnership Interest                                     (6,549,851)            --         (6,549,851)
                                                                   -------------    -------------    -------------
Partners' capital at December 31, 2001                                69,163,015          708,819       69,871,834
Net income                                                            17,061,099          229,021       17,290,120
Sale of 75,434.1122 Redeemable Units
  of Limited Partnership Interest and General
  Partner's contribution representing 1,311.3712                      78,728,000        1,383,000       80,111,000
  Unit equivalents
Redemption of 9,611.6513 Redeemable Units
  of Limited Partnership Interest                                    (10,413,271)            --        (10,413,271)
                                                                   -------------    -------------    -------------
Partners' capital at December 31, 2002                               154,538,843        2,320,840      156,859,683
Net income                                                            22,130,469          293,594       22,424,063
Sale of 33,441.1203 Redeemable Units of Limited
  Partnership Interest                                                40,329,000             --         40,329,000
Redemption of 15,846.8766 Redeemable Units of
  Limited Partnership Interest                                       (19,968,628)            --        (19,968,628)
                                                                   -------------    -------------    -------------
Partners' capital at December 31, 2003                             $ 197,029,684    $   2,614,434    $ 199,644,118
                                                                   -------------    -------------    -------------

See accompanying notes to financial statements.

                                 Salomon Smith Barney
                          Diversified 2000 Futures Fund L.P.
                             Notes to Financial Statements

1. Partnership Organization:

     Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") is a limited partnership which was organized under the partnership laws of the State of New York on August 25, 1999 to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

     Between January 31, 2000 (commencement of the offering period) and May 30, 2000, 16,045 redeemable units of Limited Partnership Interest ("Redeemable Units") were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until May 31, 2000, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 150,000 Redeemable Units of Limited Partnership Interest during its initial offering period. As of November 25, 2002, the Partnership was authorized to sell an additional 40,000 Redeemable Units.

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

     Effective May 22, 2003, the Partnership allocated the portion of the Partnership's capital that was allocated to Beacon Management Corp. to the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability
     Company (the "Master"). With this cash, the Partnership purchased 14,370.0894 Units of the Master with a fair value of $27,367,545. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. ("JWH") using the Strategic Allocation Program, JWH's proprietary trading program, to invest together in one trading vehicle. The General Partner is the Managing Member of the Master. Individual and pooled accounts currently managed by JWH, including the Partnership (collectively, the "Feeder Funds") are permitted to be a non-managing member of the Master. The General Partner and JWH believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

     As of December 31, 2003, the Partnership owns approximately 18.95% of the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital and Condensed Schedules of Investments are included herein.

     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

     The Partnership will be liquidated upon the first to occur of the following: December 31, 2019; the Net Asset Value of a Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.   Accounting Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership and the Master are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

          The value of the Partnership's investment in the Master reflects the Partnership's proportional interest in the members' capital of the Master. Profits and losses from trading in the Master, net of trading and give-up fees, are allocated pro rata to the capital account of each Feeder Fund based on the net assets in the capital account compared to the aggregate net assets of all other capital accounts in the Master. Advisory fees and brokerage commissions will continue to be charged at the level of each individual Feeder Fund. Such fees and commissions may differ among the non-managing members. Other expenses will be charged pro rata to the accounts of the Feeder Funds in the Master. The costs of organizing the Master were borne by the General Partner. Therefore, there should be no material increase in expenses to limited partners as a result of an investment in the Master.

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

     b.   Management Agreement:

          The General Partner, on behalf of the Partnership, has entered into Management Agreements with JWH, Graham Capital Management L.P. ("Graham"), Campbell & Company, Inc. ("Campbell"), and Aspect Capital Limited ("Aspect") (collectively, the "Advisors"), each of which are registered commodity trading advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor, except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% a year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. In addition, the Partnership is obligated to pay each Advisor an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership. Effective April 30, 2003, Beacon Management Corp. was terminated as an Advisor to the Partnership. JWH became an Advisor to the Partnership as of May 22, 2003.

     c.   Customer Agreement:

          The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a brokerage fee equal to 5.4% per year calculated and paid monthly based on .45% of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in this Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2003 and 2002, the amount of cash held for margin requirements was $28,506,398 and $29,238,934, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership's account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Effective January 26, 2001, CGM will pay the Partnership interest on 80% of the average daily equity allocated pro-rata to the Partnership by the Master during each month at the rate of the average non-competitive yield of 13-week U.S. Treasury bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's/Master's trading activities are shown in the statements of income and expenses.

     All of the commodity interests owned by the Partnership/Master are held for trading purposes. The average fair value of the commodity interests held by the Partnership during the years ended December 31, 2003 and 2002, based on a monthly calculation, was $8,060,646 and $6,431,811, respectively.

5. Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their redemption value per Redeemable Unit as of the last day of each month ending at least three months after their issuance on ten days' notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the initial offering period will not reduce redemption value per Redeemable Unit. There is no fee charged to limited partners in connection with redemptions.

6. Offering Costs:

     Offering costs of approximately $750,000 relating to the issuance and marketing of the Partnership's Redeemable Units offered were initially paid by CGM. The Partnership has reimbursed CGM for all such costs incurred during the initial and continuous offering period (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

     Interest expense incurred in connection with such offering costs were $0, $3,846 and $35,691 for the years ended December 31, 2003, 2002 and 2001, respectively, which is included in other expenses.

7. Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the years ended December 31, 2003, 2002 and 2001 were as follows:


                                                                2003           2002         2001
                                                              ---------    ---------    ---------

Net realized and unrealized gains (losses) *               $     201.85 $     185.55 $     (24.12)
Interest income                                                   10.14        13.55        29.46
Expenses **                                                      (65.57)      (62.50)      (35.66)
                                                              ---------    ---------    ---------
Increase (decrease) for the period                               146.42       136.60       (30.32)
Net asset value per Redeemable Unit, beginning of period       1,157.44     1,021.68     1,042.22
Offering cost adjustment                                        --             (0.84)        9.78
                                                              ---------    ---------    ---------
Net asset value per Redeemable Unit, end of period         $   1,303.86 $   1,157.44 $   1,021.68
                                                              ---------    ---------    ---------
Redemption/subscription value per Redeemable Unit
 versus net asset value per Redeemable Unit                          --           --         2.39
                                                              ---------    ---------    ---------
Redemption/subscription value per Redeemable Unit,
 end of period ***                                         $   1,303.86 $   1,157.44 $   1,024.07
                                                              ---------    ---------    ---------

     *  Includes brokerage commissions
     ** Excludes brokerage commissions
     ***For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering costs will not reduce redemption/subscription net asset value per redeemable unit.

Ratios to average net assets:
 Net investment loss before incentive fees ****     (7.5)%   (7.6)%  (6.9)%
                                                     ----     ----     ---


 Operating expenses                                  8.3%     9.0%    9.6%
 Incentive fees                                      3.1%     3.7%    0.1%
                                                    ----     ----     ---
 Total expenses                                     11.4%    12.7%    9.7%
                                                    ----     ----     ---
Total return:
 Total return before incentive fees                 16.2%    16.2%   (1.5)%
 Incentive fees                                     (3.5)%   (2.9)%  (0.5)%
                                                    ----     ----     ---

 Total return after incentive fees                  12.7%    13.3%   (2.0)%
                                                    ----     ----     ---



     **** Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

8. Financial Instrument Risks:

     In the normal course of its business, the Partnership directly, and through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership/Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's/Master's assets is CGM.

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

     The majority of these instruments mature within one year of December 31, 2003. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data Salomon Smith Barney Diversified 2000 Futures Fund L.P.for the years ended December 31, 2003 and 2002 are summarized below:


                                        For the period from      For the period from       For the period from  For the period from
                                         October 1, 2003 to        July 1, 2003 to        April 1, 2003 to      January 1, 2003 to
                                         December 31, 2003       September 30, 2003         June 30, 2003         March 31, 2003

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                    $ 19,093,817  *             $ (6,546,341) *       $ 3,373,115  *         $ 16,818,495

Net Income (loss)                             $ 14,548,273                $ (6,474,994)         $ 1,411,065            $ 12,939,719

Increase (decrease) in Net Asset
 Value per Redeemable Unit                         $ 93.64                    $ (40.70)              $ 8.24                 $ 85.24

                                        For the period from      For the period from       For the period from  For the period from
                                         October 1, 2002 to        July 1, 2002 to        April 1, 2002 to      January 1, 2002 to
                                         December 31, 2002       September 30, 2002         June 30, 2002         March 31, 2002

Net realized and unrealized trading
 gains net (loss) of brokerage
 commissions and clearing fees
 including interest income                    $ (5,411,644)               $ 25,204,937         $ 11,174,048            $ (6,828,909)

Net Income (loss)                             $ (5,707,980)               $ 20,134,106         $ 10,155,226            $ (7,291,232)

Increase (decrease) in Net Asset
 Value per Redeemable Unit                        $ (45.89)                   $ 177.82              $ 95.32                $ (91.49)

* includes expenses allocated from Master


                                To the Members of
                    JWH Strategic Allocation Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.





       /s/ Daniel R. McAuliffe, Jr.
By:    Daniel R. McAuliffe, Jr.
       Chief Financial Officer and Director
       Citigroup Managed Futures LLC
       Managing Member, JWH Strategic Allocation
       Master Fund LLC

Citigroup Managed Futures LLC
399 Park Avenue
7th Floor
New York, N.Y. 10022
212-559-2011

                          Independent Auditors' Report

     To the Members of
        JWH Strategic Allocation Master Fund LLC:

     We have audited the accompanying statements of financial condition of JWH Strategic Allocation Master Fund LLC (the Company), including the condensed schedules of investments, as of December 31, 2003 and 2002, and the related statements of income and expenses, and members' capital for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the period from January 26, 2001 (commencement of trading operations) to December 31, 2001 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JWH Strategic
     Allocation Master Fund LLC as of December 31, 2003 and 2002, and the results of its operations and its members' capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     /s/ KPMG LLP
     KPMG LLP
     New York, New York
     February 27, 2004

                         Report of Independent Auditors

     To the Members of
        JWH Strategic Allocation Master Fund LLC:

     In our opinion, the accompanying statements of income and expenses and members' capital present fairly, in all material respects, the results of JWH Strategic Allocation Master Fund LLC's operations for the period from January 26, 2001 (commencement of trading operations) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


     /s/PricewaterhouseCoopers LLP
     PricewaterhouseCoopers LLP
     New York, New York
     February 28, 2002

                    JWH Strategic Allocation Master Fund LLC
                        Statements of Financial Condition
                           December 31, 2003 and 2002



                                                                 2003          2002
                                                            ------------   ------------
Assets:
   Equity in commodity futures trading account:
    Cash (restricted $31,852,745 and $15,044,312 in 2003    $131,979,502   $ 81,112,283
      and 2002, respectively) (Note 3c)
    Net unrealized appreciation on open futures positions      1,477,101      4,544,545
    Unrealized appreciation on open forward contracts         13,496,013      7,528,350
    Interest receivable                                           80,717         76,955
                                                            ------------   ------------
                                                            $147,033,333   $ 93,262,133
                                                            ------------   ------------
Liabilities and Members' Capital:
Liabilities:
Unrealized depreciation on open forward contracts           $  1,799,594   $  2,677,940
  Accrued expenses:
   Professional fees                                              76,405         47,823
   Distribution payable                                           80,717         76,955
                                                            ------------   ------------
                                                               1,956,716      2,802,718
                                                            ------------   ------------
Members' capital:
  Members' capital, 86,435.1829 and 60,664.1530 Units
   outstanding in 2003 and 2002, respectively                145,076,617     90,459,415
                                                            ------------   ------------
                                                            $147,033,333   $ 93,262,133
                                                            ------------   ------------



See accompanying notes to financial statements.

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2003

 Sector                                        Contract                                                        Fair Value
 ------                                        --------                                                        ----------
 Currencies                                     Unrealized appreciation on forward contracts 7.66%            $11,113,632
                                                Unrealized depreciation on forward contracts (1.22)%           (1,771,985)
                                                                                                                ----------
  Total Currencies 6.44%                                                                                        9,341,647
                                                                                                                ---------

 Total Energy 0.90%                             Futures contracts sold 0.90%                                    1,299,873
                                                                                                                ---------

 Total Grains 0.22%                             Futures contracts purchased 0.22%                                 318,552
                                                                                                                ---------

 Interest Rates Non-U.S.                        Futures contracts sold (0.08)%                                   (121,386)
                                                Futures contracts purchased (0.01)%                                (8,299)
                                                                                                                ---------
  Total Interest Rates Non-U.S. (0.09)%                                                                          (129,685)
                                                                                                                ---------

 Total Interest Rates 0.01%                     Futures contracts purchased 0.01%                                  19,950
                                                                                                                ---------

 Livestock                                      Futures contracts sold 0.02%                                       27,750
                                                Futures contracts purchased (0.46)%                              (671,770)
                                                                                                                ---------
  Total Livestock (0.44)%                                                                                        (644,020)
                                                                                                                ---------

 Metals                                         Futures contracts purchased 1.40%                               2,028,135

                                                Unrealized depreciation on forward contracts (0.02)%              (27,609)
                                                Unrealized appreciation on forward contracts 1.64%              2,382,381
                                                                                                                ---------
                                                Total forward contracts 1.62%                                   2,354,772
                                                                                                                ---------
  Total Metals 3.02%                                                                                            4,382,907
                                                                                                                ---------

 Softs                                          Futures contracts sold (0.15)%                                   (212,200)
                                                Futures contracts purchased (0.59)%                              (854,280)
                                                                                                                ---------
  Total Softs (0.74)%                                                                                          (1,066,480)
                                                                                                                ----------

 Indices                                        Futures contracts sold (0.85)%                                 (1,230,359)
                                                Futures contracts purchased 0.61%                                 881,135
                                                                                                                ---------
  Total Indices (0.24)%                                                                                          (349,224)
                                                                                                                ---------

 Total Fair Value 9.08%                                                                                       $13,173,520
                                                                                                              ===========

                                                    Investments             % of Investments
Country Composition                                at Fair Value             at Fair Value
----------------------------------            -------------------------- ------------------------
Australia                                             $(106,707)                  (0.81)%
Canada                                                   90,406                    0.69
Germany                                                 468,304                    3.55
Japan                                                (1,350,542)                 (10.25)
United Kingdom                                        2,351,597                   17.85
United States                                        11,720,462                   88.97
                                              -------------------------- ------------------------
                                                    $13,173,520                  100.00%
                                              ========================== ========================

Percentages are based on Members' capital unless otherwise indicated. See accompanying notes to financial statements

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2002

Sector                               Notional Amount       Contract                                           Fair Value
----------------                     -----------------     ------------------------------------              -----------
Currencies                                                 Unrealized appreciation on forward contracts   8.23%
                                     EUR (116,850,000)     EUR/USD 3.52%, March 19, 2003                       $3,188,260
                                     CHF (60,550,000)      CHF/USD 1.82%, March 19, 2003                        1,644,000
                                     JPY (9,565,600,000)   JPY/USD 1.51%, March 19, 2003                        1,364,829
                                                           Other 1.38%                                          1,251,826
                                                           Unrealized depreciation on forward contracts (2.61)%(2,364,747)
                                                                                                                ----------

  Total Currencies 5.62%                                   Total forward contracts 5.62%                        5,084,168
                                                                                                                ---------

Total Energy 1.22%                                         Futures contracts purchased 1.22%                    1,104,121
                                                                                                                ---------

Grains                                                     Futures contracts purchased (0.01)%                    (10,640)
                                                           Futures contracts sold 0.36%                           329,388
                                                                                                                ---------
  Total Grains 0.35%                                                                                              318,748
                                                                                                                ---------

Interest Rates U.S.                                        Futures contracts purchased 0.55%                      497,228
                                                           Futures contracts sold (0.96)%                        (872,094)
                                                                                                                ---------
  Total Interest Rates U.S.  (0.41)%                                                                             (374,866)
                                                                                                                ---------


Total Interest Rates Non-U.S.   2.78%                      Futures contracts purchased 2.78%                    2,515,874
                                                                                                                ---------

Total Livestock 0.03%                                      Futures contracts purchased 0.03%                       23,980
                                                                                                                ---------

Metals                                                     Futures contracts purchased 1.01%                      916,440

                                                           Unrealized appreciation on forward contracts   0.09%    79,435
                                                           Unrealized depreciation on forward contracts  (0.35)% (313,193)
                                                                                                                ---------
                                                           Total forward contracts (0.26)%                       (233,758)
                                                                                                                ---------
  Total Metals 0.75%                                                                                              682,682
                                                                                                                ---------

Softs                                                      Futures contracts purchased 0.27%                      246,814
                                                           Futures contracts sold (0.00)%*                         (2,844)
                                                                                                                ---------
  Total Softs 0.27%                                                                                               243,970
                                                                                                                ---------

Indices                                                    Futures contracts purchased (0.24)%                   (222,005)
                                                           Futures contracts sold 0.02%                            18,283
                                                                                                                ---------
  Total Indices (0.22)%                                                                                          (203,722)
                                                                                                                ---------

Total Fair Value 10.39%                                                                                        $9,394,955
                                                                                                               ==========

                                                    Investments             % of Investments
Country Composition                                at Fair Value             at Fair Value
----------------------------------            -------------------------- ------------------------
Australia                                              $220,191                    2.34%
Canada                                                   51,439                    0.55
Germany                                                 879,354                    9.36
Japan                                                   771,920                    8.22
United Kingdom                                          195,396                    2.08
United States                                         7,276,655                   77.45
                                              -------------------------- ------------------------
                                                     $9,394,955                  100.00%
                                              ========================== ========================

Percentages are based on Members' capital unless otherwise indicated.
* Due to rounding.
See  accompanying notes to financial statements.

                    JWH Strategic Allocation Master Fund LLC
                        Statements of Income and Expenses
               for the years ended December 31, 2003 and 2002 and
                      for the period from January 26, 2001
                      (commencement of trading operations)
                              to December 31, 2001

                                                   2003          2002          2001
                                               -----------   -----------   -----------
Income:
  Net gains (losses) on trading of commodity interests:
   Realized gains on closed positions and
    foreign currencies                         $ 1,507,963   $29,185,102   $ 9,307,481
   Change in unrealized gains (losses)
    on open positions                            3,778,565     4,002,309    (2,710,941)
  Interest income                                1,160,948     1,213,624          --
                                               -----------   -----------   -----------
                                                 6,447,476    34,401,035     6,596,540
                                               -----------   -----------   -----------
Expenses:
  Clearing fees                                    438,351       220,446       230,343
  Professional fees                                 60,000        50,000        45,000
                                               -----------   -----------   -----------
                                                   498,351       270,446       275,343
                                               -----------   -----------   -----------
Net income                                     $ 5,949,125   $34,130,589   $ 6,321,197
                                               -----------   -----------   -----------
Net income per Unit
of Member Interest (Notes 1 and 6)             $    202.70   $    462.09   $     45.82
                                               -----------   -----------   -----------



See accompanying notes to financial statements.

                    JWH Strategic Allocation Master Fund LLC
                          Statement of Members' Capital
                 for the years ended December 31, 2003 and 2002
                    and for the period from January 26, 2001
                      (commencement of trading operations)
                              to December 31, 2001



                                                     Members'
                                                     Capital
                                                   -----------
Initial capital contribution from the Members
  representing 74,020.3930 Units                $  74,020,393
Net Income                                          6,321,197
Sale of 29,596.7052 Units
  of Members' Interest                             28,929,324
Redemption of 14,043.3252 Units
  of Members' Interest                            (15,592,976)
                                                -------------
Members' capital at December 31, 2001              93,677,938
Net Income                                         34,130,589
Sale of 3,545.8883 Units
  of Members' Interest                              4,638,927
Redemption of 32,455.5083 Units
  of Members' Interests                           (40,774,415)
Distribution of interest to feeder funds           (1,213,624)
                                                -------------
Members' capital at December 31, 2002              90,459,415
Net Income                                          5,949,125
Sale of 33,577.0811 Units
  of Members' Interest                             63,340,545
Redemption of 7,806.0512 Units
  of Members' Interests                           (13,511,520)
Distribution of interest to feeder funds           (1,160,948)
                                                -------------
Members' capital at December 31, 2003           $ 145,076,617
                                                -------------



See accompanying notes to financial statements.

                    JWH Strategic Allocation Master Fund LLC
                          Notes to Financial Statements



1. General:

     JWH Strategic Allocation Master Fund LLC (the "Master") is a limited liability company formed under the New York Limited Liability Company Law. The Master's purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The Master is authorized to sell an unlimited number of member interests.

     Effective January 26, 2001, Shearson Mid-West Futures Fund ("Mid-West") and Smith Barney Mid-West Futures Fund L.P. II ("Mid-West II") allocated substantially all of their capital to the Master. With this cash, Mid-West and Mid-West II purchased a total of 74,020.3930 Units of the Master with a fair value of $74,020,393. The Master was formed to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the "Advisor") using the Strategic Allocation Program, the Advisor's proprietary trading program, to invest together in one vehicle.

     The Master operates under a "master/feeder fund" structure where its investors consist of Mid-West, Mid-West II, The Aspetuck Fund L.P., The Saugatuck Fund L.P., JWH Global Strategies Limited and SSB Diversified 2000 Fund L.P. (each a "Member", collectively the "Feeder Funds") with 17.84%, 18.11%, 5.91%, 21.06%, 18.13% and 18.95% investments in the Master for 2003 and with 29.68%,  31.19%,  6.17%, 30.76%,  2.20%, and 0% investments in the
     Master for 2002.

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the managing member (the "Managing Member") of the Master. The Managing Member administers the business affairs of the Master including selecting one or more advisors to make trading decisions for the Master. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the Managing Member. The Managing Member is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

2. Accounting Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     b. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Feeder Funds at the time of such determination. Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Master's income and expenses.

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

3. Agreements:

     a.   Managing Member Agreement:

          The Managing Member administers the business affairs of the Master.

     b.   Management Agreement:

          The Managing Member, on behalf of the Master, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the Managing Member or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master allocated to it by the Managing Member. All management fees in connection with the Management Agreement are borne by the Feeder Funds.

     c.   Customer Agreement:

          The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among the other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM's direct brokerage commission shall be borne by the Feeder Funds. All of the Master's assets are deposited in the Master's account at CGM. The Master's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2003 and 2002, the amount of cash held by the Master for margin requirements was $31,852,745 and $15,044,312, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4. Trading Activities:

     The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master's trading activities are shown in the statements of income and expenses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair value for the years ended December 31, 2003 and 2002, based on a monthly calculation, was $7,057,885 and $9,163,093, respectively.

5. Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the Managing Member and at such time as the Managing Member may decide. A Member may require the Master to redeem their Units at their Net Asset Value as of the last day of each month. The Managing Member, in its sole discretion, may permit redemptions more frequently than monthly.

6. Financial Highlights:

     Changes in the Net Asset Value per Unit of Member interest for the years ended December 31, 2003 and 2002 and for the period from January 26, 2001 (commencement of trading operations) to December 31, 2001 were as follows:

                                                       2003         2002         2001
                                                    ---------    ---------    ---------
Net realized and unrealized gains*              $     188.13 $     446.04 $      46.32
Interest income                                        15.41        16.76           --
Expenses**                                             (0.84)       (0.71)       (0.50)
                                                   ---------    ---------    ---------
Increase for period                                   202.70       462.09        45.82
Distributions                                         (15.41)      (16.76)          --
Net asset value per Unit, beginning of period       1,491.15     1,045.82     1,000.00
                                                   ---------    ---------    ---------
Net asset value per Unit, end of period         $   1,678.44 $   1,491.15 $   1,045.82
                                                   ---------    ---------    ---------

    Ratio to average net assets***
    Net investment income****                         0.5%          0.3%          0.3%
    Operating expenses**                             (0.4)%        (0.3)%        (0.3)%
    Total return                                     13.6%         44.2%          4.6%
    *   Includes clearing fees.
    **  Excludes clearing fees.
    *** Annualized in 2001.
    ****Interest income less total expenses (exclusive of incentive fees).

     The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7. Financial Instrument Risks:

     In the normal  course of its  business,  the  Master is party to  financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

     The Managing Member monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The majority of these  instruments  mature  within one year of December 31,
     2003.  However,  due  to  the  nature  of  the  Master's  business,   these
     instruments may not be held to maturity.


Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are summarized below:

                                       For the period from    For the period from  For the period from   For the period from
                                       October 1, 2003 to       July 1, 2003 to      April 1, 2003 to      January 1, 2003 to
                                        December 31, 2003     September 30, 2003      June 30, 2003          March 31, 2003

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                     $ 5,054,902             $ (8,879,506)      $ (6,518,834)        $ 16,352,563

Net Income (loss)                              $ 5,039,902             $ (8,894,506)      $ (6,533,834)        $ 16,337,563

Increase (decrease) in Net Asset
 Value per Unit                                    $ 67.20                $ (102.73)          $ (25.93)            $ 264.16

                                       For the period from    For the period from    For the period from    For the period from
                                       October 1, 2002 to       July 1, 2002 to      April 1, 2002 to        January 1, 2002 to
                                        December 31, 2002     September 30, 2002      June 30, 2002             March 31, 2002

Net realized and unrealized trading
 gains net (loss) of brokerage
 commissions and clearing fees
 including interest income                    $ (7,583,868)            $ 20,470,126       $ 28,166,096         $ (8,085,389)

Net Income (loss)                             $ (7,598,868)            $ 20,457,626       $ 28,154,846         $ (8,096,639)

Increase (decrease) in Net Asset
 Value per Unit                                  $ (125.14)                $ 308.13           $ 355.22             $ (92.88)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     PricewaterhouseCoopers LLP was previously the principal accountant for the Partnership. On July 9, 2002, that firm was dismissed as principal accountant and KPMG LLP was engaged as principal accountant. The decision to change accountants was approved by the General Partner of the Partnership.

     In connection with the audit of the year ended December 31, 2001, and through July 9, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their reports on the financial statements for the year.

     The audit report of PricewaterhouseCoopers LLP on the financial statements of the Partnership as of and for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.

Item 9A. Controls and Procedures.

     Based on their evaluation of the Partnership's disclosure controls and procedures as of year end the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisors.


     The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.  Executive Compensation.

     The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
     1. Business." Brokerage commissions and clearing fees of $12,266,641 were paid for the year ended December 31, 2003. Management fees and incentive fees of $3,730,471 and $6,197,474, respectively, were paid or payable to the Advisors for the year ended December 31, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

     (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of General Partnership interest equivalent to 2,005.1490 Redeemable Units of Limited Partnership Interest (1.3%) as of December 31, 2003.

     (c). Changes in control. None.

Item 13.  Certain Relationships and Related Transactions.

     Citigroup Global Markets Inc. and Citigroup Managed Futures LLC, would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business", "Item 8. Financial Statements and Supplementary Data," and "Item 11. Executive Compensation."


Item 14. Principal Accountant Fees and Services

     (a) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and other services normally provided in connection with regulatory filings or engagements are as follows:

          2002     $82,960
          2003     $60,956

     (b)  Audit-Related Fees. None

     (3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

     2002     $4,809
     2003     $4,809

     (c)  All Other Fees. None.

     (d)  Not Applicable.

     (e)  Not Applicable.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1)  Financial Statements:

          Statements of Financial Condition at December 31, 2003 and 2002.

          Condensed Schedules of Investments at December 31, 2003 and 2002.

          Statements of Income and Expenses for the years ended December 31, 2003, 2002 and 2001.

          Statements of Partners' Capital for the years ended December 31, 2003, 2002 and 2001.

          Notes to Financial Statements

          Selected Unaudited Quarterly Financial Data.

     (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 2003.

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

     10.1 - Customer Agreement between the Partnership and Salomon Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

     10.3 - Escrow Agreement relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

     10.4 - Management Agreement among the Partnership, the General Partner and Beacon Management Corporation (filed as Exhibit 10.4 to the
          Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

     10.5 - Management Agreement among the Partnership, the General Partner and Bridgewater Associates, Inc. (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

     10.6 - Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

     10.7 - Management Agreement among the Partnership, the General Partner and Rabar Market Research, Inc. (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

     10.8 - Letters extending Management Agreements between the General Partner and Campbell & Company, Inc., Beacon Management Corporation and Rabar Market Research, Inc. for 2001 (previously filed).

     10.9 - Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (previously filed).

     10.10- Letter from the General Partner terminating  Bridgewater Associates,
          Inc. (previously filed).

     10.10- Letter from the General Partner  terminating  Rabar Market Research,
          Inc. (previously filed).

     10.11- Management Agreement among the Partnership,  the General Partner and
          Aspect Capital Limited (previously filed).

     10.12- Letters extending Management Agreements between the General Partner and Campbell & Company, Inc., Beacon Management Corporation and Graham Capital Management L.P. for 2002. (previously filed).

     10.13- Letter  from  the  General  Partner  terminating  Beacon  Management
          Corporation (filed herein).

     10.14- Management Agreement among the Partnership,  the General Partner and
          John W. Henry and Company, Inc. (filed herein).

     10.15- Letters extending Management Agreements between the General Partner and Aspect Capital Limited, Campbell & Company, Inc., and Graham Capital Management L.P. for 2003. (filed herein).

     16.1 - Letter from PricewaterhouseCoopers LLP (filed herein).

          The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

a) Exhibit - 31.1 - Rule 13a-14(a)/15d-15(a) Certification (Certification of President and Director)

          Exhibit - 31.2 - Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

          Exhibit 32.1 - Section 1350 Certification (Certification of President and Director)

          Exhibit 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director)

(b)  Report on Form 8-K: None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 15st day of March 2004.


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


/s/ David J. Vogel                                         /s/ Shelley Ullman
------------------------------                     -----------------------------
David J. Vogel                                             Director
President and Director


/s/ Maureen O'Toole                                        /s/ Steve J. Keltz
--------------------------                         -----------------------------
Maureen O'Toole                                         Secretary and Director
Director


/s/ Daniel R. McAuliffe, Jr.
--------------------------
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director

                                  Exhibit 31.1

                                  CERTIFICATION

I, David J. Vogel, certify that:

1. I have reviewed this annual report on Form 10-K of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "registrant");

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: March 15, 2004                                     /s/ David J. Vogel
                                                         -----------------------
                                                            David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                       President and Director

                                  Exhibit 31.2

                                  CERTIFICATION


I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "registrant");

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: March 15, 2004
                                               /s/ Daniel R. McAuliffe, Jr.
                                                  -----------------------
                                                  Daniel R. McAuliffe, Jr.
                                                  Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the Annual Report of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



/s/ David J. Vogel
--------------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director


Date: March 15, 2004

                                                                    Exhibit 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the Annual Report of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ Daniel R. McAuliffe, Jr.
--------------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director


Date: March 15, 2004

                      Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396

June 11, 2002


Aspect Capital Management Ltd.
Nations House 8th Floor
103 Wigmore Street
London W1U 1QS, U.K.

Attention:  Mr. Anthony Todd

         Re:      Management Agreement Renewals

Dear Mr. Todd:

We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2003 and all other provisions of the Management Agreements will remain unchanged.

o        Salomon Smith Barney Global Diversified
o        Salomon Smith Barney Diversified 2000 Fund L.P.

Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC


By:      /s/ Daniel R. McAuliffe, Jr.
         -------------------------
          Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director

         ASPECT CAPITAL MANAGEMENT LTD

By:      /s/Anthony Todd
-------------------------
Print Name:  Anthony Todd

                       Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396






June 11, 2002



Campbell & Company, Inc.
Court Tower Building, Towson
210 West Pennsylvania Avenue
Suite 770
Baltimore, MD 212104


Attn: Mrs. Theresa D. Becks

         Re:      Management Agreement Renewals

Dear Mrs. Becks:

We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2003 and all other provisions of the Management Agreements will remain unchanged.

o        Smith Barney Potomac Futures  Fund L.P.
o        Smith Barney Diversified Futures Fund L.P.
o        Smith Barney Diversified Futures Fund L.P. II
o        Smith Barney Global Markets Futures Fund
o        Smith Barney Global Diversified Futures Fund L.P.
o        Smith Barney Diversified 2000 Futures Fund L.P.
o        Smith Barney Campbell F.M. and Energy Fund plc
o        AURORA 2001

Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC


By:      /s/ Daniel R. McAuliffe, Jr.
          -------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director


CAMPBELL & COMPANY, INC.


By:    /s/ Theresa Becks
        -------------------------
Print Name:  Theresa Becks

                       Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396

June 11, 2002


Graham Capital Management, L.P.
Stamford Harbour Park
333 Ludlow Street
Stamford, Ct. 06902

Attention:  Mr. Kenneth G.  Tropin

         Re:      Management Agreement Renewal

Dear Mr. Tropin:

We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2003 and all other provisions of the Management Agreements will remain unchanged.

o        Smith Barney Global Markets Futures Fund
o        Smith Barney Diversified Futures Fund L.P. II
o        Smith Barney Diversified Futures Fund L.P.
o        Salomon Smith Barney Diversified 2000 Futures Fund L.P.
o        AURORA 2001

Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC


By:      /s/ Daniel R. McAuliffe, Jr.
          -------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director

         Graham Capital Management L.P.

By:      /s/ Kenneth Tropin
         -------------------------
Print Name:  Kenneth Tropin

                          Citigroup Managed Futures LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396



April 29, 2003



Beacon Management Corporation
47 Hullfish Street
Princeton, N.J. 08542

Attn: Mr. Mark S. Stratton

Re: Salomon Smith Barney Orion Futures Fund L.P. - (Acct. #258-19000) Salomon Smith Barney Diversified 2000 Fund L.P. - (Acct. #258-20001)

Dear Mr. Mark S. Stratton:

     Please liquidate all of your positions in the above referenced funds in an orderly fashion beginning immediately so that the amounts are flat as of April 30 close of business . This will effectively terminate your management agreement with these funds. Thank you for your service and we look forward to the possibility of working together in the future.

     If you  have  any  questions,  please  call  myself  or  Jennifer  Magro at
(212)723-5413.

Very Truly Yours,


/s/ Daniel R. Mcauliffe, Jr.
    Daniel R. McAuliffe, Jr.
    Chief Financial Officer


Agreed to and accepted
BEACON MANAGEMENT CORPORATION

By:  /s/ Mark S. Stratton