Form 10-K/A
period 2003-12-31
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2004-03-23
CIK 1095007

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

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                    $ 19,093,817 *              $ (6,546,341)*        $ 3,373,115 *        $ 16,818,495

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

Net realized and unrealized trading
 gains net (loss) of brokerage
 commissions and clearing fees
 including interest income                    $ (5,411,644)               $ 25,204,937         $ 11,174,048          $ (6,828,909)

Net Income (loss)                             $ (5,707,980)               $ 20,134,106         $ 10,155,226          $ (7,291,232)

Increase (decrease) in Net Asset
 Value per Redeemable Unit                        $ (45.05)                   $ 177.82              $ 95.32              $ (91.49)

* includes expenses allocated from Master


ricewaterhouseCoppers LLP

                                                     PricewaterhouseCoopers LLP
                                                     1177 Avenue of the Americas
                                                     New York   NY 10036
                                                     Telephone (646) 471 4000
                                                     Facsmile  (813) 286 6000


March 17, 2004

Securities and Exchange
Commission 450 Fifth Street, N.W.
Washington, D.C. 20549

Re: Salomon Smith Barney Diversified 2000 Futures Fund L.P.

Commissioners:

We have read the statements made by Citigroup Managed Futures LLC (copy attached), which we understand will be filed with the Commissions, pursuant to
Item 9 Form 10- K, as part of the Fund's Form 10-K report for the year ended December 31, 2003.


Very truly yours,

/s/ PricewaterhouseCoopers LLP
    PricewaterhouseCoopers LLP