Form 10-Q
period 2004-03-31
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2004-05-10
CIK 1095007

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 2004
                      --------------

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

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
              (Address and Zip Code of principal executive offices)

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

                                                Yes X       No
                                                   ---         -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                                Yes X       No
                                                    ---       -----

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX


                                                                  Page
                                                                 Number
PART I - Financial Information:

  Item 1.  Financial Statements:

           Statements of Financial Condition
           at March 31, 2004 and December 31, 2003
           (unaudited).                                             3

           Condensed Schedules of Investments
           at March 31, 2004 and December 31, 2003
           (unaudited).                                           4 - 5

           Statements of Income and Expenses
           and Partners' Capital for the three
           months ended March 31, 2004
           and 2003 (unaudited).                                    6

           Statements of Cash Flows for the three
           months ended March 31, 2004 and 2003
           (unaudited).                                             7

           Notes to Financial Statements,
           Including the Financial Statements
           of JWH Strategic Allocation Master Fund
           (unaudited)                                           8 - 19

  Item 2.  Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                             20 - 22

  Item 3.  Quantitative and Qualitative
           Disclosures about Market Risk                         23 - 25

  Item 4.  Controls and Procedures                                 26

PART II - Other Information                                        27

                                     Part I
                          Item 1. Financial Statements

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                               March 31,     December 31,
                                                                 2004           2003
                                                             -----------   --------------
Assets:

Equity in commodity futures trading account:
  Cash (restricted $15,797,797 and $28,506,398 in 2004
    and 2003, respectively)                                  $182,836,608   $169,176,832
  Investment in Master, at fair value                          28,626,219     27,511,019
  Net unrealized appreciation on open futures positions         6,566,342      7,061,311
  Unrealized appreciation on open forward contracts             4,350,791      9,476,678
                                                             ------------   ------------
                                                              222,379,960    213,225,840
Interest receivable                                               120,878         99,914
                                                             ------------   ------------
                                                             $222,500,838   $213,325,754
                                                             ============   ============

Liabilities and Partners' Capital:

Liabilities:
 Unrealized depreciation on open forward contracts             $2,998,259     $4,193,444
 Accrued expenses:
  Commissions                                                   1,003,955        959,143
  Management fees                                                 331,744        314,414
  Incentive fees                                                3,926,668      6,197,474
  Other                                                           186,431        141,052
 Redemptions payable                                            1,264,520      1,876,109
                                                             ------------   ------------
                                                                9,711,577     13,681,636
                                                             ------------   ------------

Partners' capital:
General Partner, 2,005.1490  Unit equivalents outstanding
 in 2004 and 2003                                               2,845,928      2,614,434
Limited Partners, 147,919.2704 and 151,112.2926 Redeemable
 Units of Limited Partnership Interest outstanding in 2004
 and 2003, respectively                                       209,943,333    197,029,684
                                                             ------------   ------------
                                                              212,789,261    199,644,118
                                                             ------------   ------------
                                                             $222,500,838   $213,325,754
                                                             ============   ============



See Accompanying Notes to Unaudited Financial Statements.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Condensed Schedule of Investments
                                 March 31, 2004
                                   (Unaudited)

Sector                       Contract                                            Fair Value
-----------                  ----------------------------------                   ---------
Currencies
                             Futures contracts purchased  0.35%                   $ 741,884
                             Futures contracts sold  (0.21)%                       (439,521)
                                                                                    -------
                               Total futures contracts  0.14%                       302,363

                             Unrealized appreciation on forward contracts 0.47%     991,304
                             Unrealized depreciation on forward contracts (0.43)%  (910,497)
                                                                                   --------
                                Total forward contracts  0.04%                       80,807
                                                                                   ---------
  Total Currencies  0.18%                                                           383,170
                                                                                   --------

Energy
                             Futures contracts purchased  (0.06)%                  (145,554)
                             Futures contracts sold  (0.01)%                        (12,002)
                                                                                   --------
  Total Energy  (0.07)%                                                            (157,556)
                                                                                   --------

Total Grains  0.45%          Futures contracts purchased  0.45%                     961,032
                                                                                  ---------

Interest Rates U.S.
                             Futures contracts purchased  0.78%                   1,652,262
                             Futures contracts sold  (0.00)%*                          (813)
                                                                                  ---------
  Total Interest Rates U.S.  0.78%                                                1,651,449
                                                                                  ---------
Interest Rates Non-U.S.
                             Futures contracts purchased  1.24%                   2,647,109
                             Futures contracts sold  0.03%                           57,524
                                                                                  ---------
  Total Interest Rates Non-U.S.  1.27%                                            2,704,633
                                                                                 ----------
Metals
                             Total Futures contracts purchased  0.29%               629,628
                                                                                 ----------

                             Unrealized appreciation on forward contracts 1.58%   3,359,487
                             Unrealized depreciation on forward contracts (0.98) (2,087,762)
                                                                                 ---------
                               Total forward contracts  0.60%                     1,271,725
                                                                                 ----------
  Total Metals  0.89%                                                             1,901,353
                                                                                 ----------
Softs
                             Futures contracts purchased  (0.03)%                   (68,936)
                             Futures contracts sold  0.04%                           97,501
                                                                                 ----------
  Total Softs  0.01%                                                                 28,565
                                                                                 ----------
Indices
                             Futures contracts purchased  0.25%                     533,405
                             Futures contracts sold  (0.04)%                        (87,177)
                                                                                 ----------
  Total Indices   0.21%                                                             446,228
                                                                                 ----------
Total Fair Value  3.72%                                                         $ 7,918,874
                                                                                 ==========
                                 Investments at  % of Investments at
Country Composition               Fair Value         Fair Value
-------------------             ------------      --------------
Australia                         $ (108,987)       (1.38)%
Canada                               104,258         1.32
Germany                            1,921,290        24.26
France                               (14,710)       (0.19)
Hong Kong                                 (6)       (0.00)*
Italy                                (10,993)       (0.14)
Japan                                646,285         8.16
Spain                                 74,379         0.94
United Kingdom                     1,765,402        22.29
United States                      3,541,956        44.74
                                  -----------     ---------
                                  $ 7,918,874      100.00%
                                  ===========     =======

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

Sector                                                      Contract                                    Fair Value
------                                                      --------                                    ----------
Currencies                                     Futures contracts purchased 2.03%                         $4,047,456
                                               Futures contracts sold  (0.93)%                           (1,849,012)
                                                                                                         ----------
                                                 Total forward contracts 1.10%                            2,198,444

                                               Unrealized appreciation on forward contracts   0.66%       1,316,533
                                               Unrealized depreciation on forward contracts   (0.12)%      (239,842)
                                                                                                         ----------
                                                 Total futures contracts  0.54%                           1,076,691
                                                                                                         ----------
  Total Currencies  1.64%                                                                                 3,275,135
                                                                                                         ----------

Energy                                         Futures contracts purchased  0.02%                            39,200
                                               Futures contracts sold  0.00%*                                   620
                                                                                                         ----------
  Total Energy  0.02%                                                                                        39,820
                                                                                                         ----------

Grains                                         Futures contracts purchased  (0.01)%                         (25,162)
                                               Futures contracts sold  (0.01)%                              (27,753)
                                                                                                         ----------
  Total Grains  (0.02)%                                                                                     (52,915)
                                                                                                         ----------

Total Interest Rates U.S. (0.02)%              Futures contracts purchased  (0.02)%                         (48,473)
                                                                                                         ----------

Interest Rates Non-U.S.                        Futures contracts purchased  0.17%                           347,550
                                               Futures contracts sold  (0.06)%                             (114,757)
                                                                                                         ----------
  Total Interest Rates Non-U.S.   0.11%                                                                     232,793
                                                                                                         ----------

Total Livestock  (0.00)%*                      Futures contracts sold 0.00%*                                 (2,685)
                                                                                                         ----------

Metals                                         Total Futures contracts purchased  0.49%                     980,703
                                                                                                         ----------
                                               Unrealized appreciation on forward contracts   4.08%       8,160,145
                                               Unrealized depreciation on forward contracts  (1.98)%     (3,953,602)
                                                                                                         ----------
                                                 Total forward contracts 2.10%                            4,206,543
                                                                                                         ----------
  Total Metals  2.59%                                                                                     5,187,246
                                                                                                         ----------

Softs                                          Futures contracts purchased  (0.02)%                         (42,745)
                                               Futures contracts sold  (0.00%)*                                (241)
                                                                                                         ----------
  Total Softs  (0.02)%                                                                                      (42,986)
                                                                                                         ----------

Indices                                        Futures contracts purchased  1.84%                         3,682,930
                                               Futures contracts sold  0.04%                                 73,680
                                                                                                         ----------
  Total Indices  1.88%                                                                                    3,756,610
                                                                                                         ----------

Total Fair Value  6.18%                                                                                 $12,344,545
                                                                                                        ===========
                                           Investments              % of Investments
Country Composition                       at Fair Value              at Fair Value
--------------------                      --------------             --------------
Australia                                     $34,058                      0.28%
Canada                                        398,828                      3.23
Germany                                       738,320                      5.98
France                                         68,479                      0.55
Hong Kong                                      30,246                      0.25
Italy                                         (27,542)                    (0.22)
Japan                                          89,902                      0.73
Spain                                         362,977                      2.94
United Kingdom                              4,688,897                     37.98
United States                               5,960,380                     48.28
                                         ------------                    -------
                                          $12,344,545                    100.00%
                                         ============                    ======

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding.
See Accompanying Notes to Unaudited Financial Statements.

                              Salomon Smith Barney
                       Diversified 2000 Futures Fund L.P.
             Statements Of Income And Expenses And Partners' Capital
                                   (Unaudited)

                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                           ------------------------------
                                                                 2004             2003
                                                           ------------------------------
Income:
  Realized gains on closed positions from Master             $3,882,186      $         -
  Change in unrealized losses on open positions
    from Master                                              (1,792,996)               -
  Expenses allocated from Master                                (22,853)               -
  Interest income allocated from Master                          48,548                -
  Net gains (losses) on trading of commodity
   interests:
  Realized gains on closed positions
    and foreign currencies                                   27,659,773       34,001,822
  Change in unrealized losses on open positions              (4,425,671)     (14,509,713)
                                                          -------------    -------------
                                                             25,348,987       19,492,109
  Interest income                                               321,014          475,980
                                                          -------------    -------------
                                                            25,670,001        19,968,089
                                                           -------------    -------------
Expenses:
  Brokerage commissions including clearing fees
   of $113,317  and $148,187, respectively                    3,119,095        3,149,594
  Management fees                                               959,385          991,540
  Incentive fees                                              3,926,668        2,859,061
  Other expenses                                                 61,380           28,175
                                                          -------------    -------------
                                                              8,066,528        7,028,370
                                                          -------------    -------------
  Net income
                                                             17,603,473       12,939,719
Additions - Limited Partners                                         --       40,306,000
Redemptions - Limited Partners                               (4,458,330)      (5,183,931)
                                                          -------------    -------------
  Net increase in Partners' capital
                                                             13,145,143       48,061,788
Partners' capital, beginning of period                      199,644,118      156,859,683
                                                          -------------    -------------
Partners' capital, end of period
                                                           $212,789,261     $204,921,471
                                                          =============    =============
Net asset value per Redeemable Unit
 (149,924.4194 and 164,903.4699 Redeemable Units
  outstanding at March 31, 2004 and 2003, respectively)       $1,419.31        $1,242.68
                                                          =============    =============
Net income per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent                  $115.45       $    85.24
                                                          =============    =============

See Accompanying Notes to Unaudited Financial Statements.

                              Salomon Smith Barney
                       Diversified 2000 Futures Fund L.P.
                            Statements Of Cash Flows
                                   (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                      -----------------------------
                                                                           2004           2003
                                                                      ------------    -------------

Cash flows from operating activities:
    Net Income                                                        $ 17,603,473    $ 12,939,719
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Changes in operating assets and liabilities:
            Increase in investment in Master, at fair value             (1,115,200)              -
            Net unrealized appreciation on open positions                  494,969      14,107,631
            Unrealized appreciation on open forward contracts            5,125,887      (1,852,423)
            Increase in interest receivable                                (20,964)        (47,048)

            Unrealized depreciation on open forward contracts           (1,195,185)      2,254,505
            Accrued Expenses:
               Increase in commissions                                      44,812         220,296
               Increase in management fees                                  17,330          73,682
               Decrease in incentive fees                               (2,270,806)     (1,167,894)
               Increase in other                                            45,379          28,175
            Increase (decrease) in redemptions payable                    (611,589)        817,228
                                                                        ----------      ----------
               Net cash provided by operating activities                18,118,106      27,373,871
                                                                        -----------     ----------
Cash flows from financing activities:
    Proceeds from additions                                                      -      40,306,000
    Payments for redemptions                                            (4,458,330)     (5,183,931)
                                                                        -----------    -----------
               Net cash provided by (used in) financing activities      (4,458,330)     35,122,069
                                                                       ------------    -----------
               Net change in cash                                       13,659,776      62,495,940
               Cash, at beginning of period                            169,176,832     150,305,334
                                                                       -----------     -----------
               Cash, at end of period                                $ 182,836,608   $ 212,801,274
                                                                       ===========     ===========



See Accompanying Notes to Unaudited Financial Statements.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)

33


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

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2004, all trading decisions for the Partnership are made by
Campbell & Company, Inc., ("Campbell"), Graham Capital Management L.P. ("Graham"), Aspect Capital Limited ("Aspect") and John W. Henry and Company, Inc. ("JWH") (each, an "Advisor" and collectively, the "Advisors").

     Effective May 22, 2003, the Partnership allocated capital for trading to the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability Company (the "Master"). With this cash the Partnership purchased 14,370.0894 Units of the Master with a fair value of $27,367,545. The Master was formed in order to permit accounts managed now or in the future by John W. Henry & Company, Inc. ("JWH"), to invest together in one trading vehicle. The General Partner is the Managing Member of the Master. Individual and pooled accounts currently managed by JWH, including the Partnership (collectively, the "Feeder Funds"), are permitted to be a non-managing member of the Master. The General Partner and JWH believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

     As of March 31, 2004, the Partnership owns approximately 16.9% of the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Statements of Cash Flows and Condensed Schedules of Investments are included herein.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2004 and December 31, 2003, the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)



     The Master's  Statements  of  Financial  Condition as of March 31, 2004 and
December 31, 2003, Condensed Schedules of Investments at March 31, 2004 and December 31, 2003, its Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three months ended March 31, 2004 and 2003 were:


                    JWH Strategic Allocation Master Fund LLC
                        Statements of Financial Condition
                                   (Unaudited)



                                                                     March 31,          December 31,
                                                                       2004                 2003
                                                               -----------------    ---------------
Assets:
Equity in commodity futures trading account:
  Cash (restricted $37,160,523 and $31,852,745 in
  2004 and 2003, respectively)                                     $168,131,075         $131,979,502
  Net unrealized appreciation on open futures positions              14,304,573            1,477,101
  Unrealized appreciation on open forward contracts                  10,233,413           13,496,013
  Interest receivable                                                   123,389               80,717
                                                               -----------------    -----------------
                                                                   $192,792,450         $147,033,333
                                                               =================    =================


Liabilities and Members' Capital:
Liabilities:
Unrealized depreciation on open forward contracts                   $22,774,157           $1,799,594

Accrued Expenses:
   Professional fees                                                     73,461               76,405
   Distribution payable                                                 123,389               80,717
                                                               -----------------    -----------------
                                                                     22,971,007            1,956,716
                                                               -----------------    -----------------

Members' capital:
Members' capital, 93,962.1391 and 86,435.1829 Units
 outstanding in 2004 and 2003, respectively                         169,821,443          145,076,617
                                                               -----------------    -----------------
                                                                   $192,792,450         $147,033,333
                                                               =================    =================


             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

                    JWH Strategic Allocation Master Fund LLC
                        Condensed Schedule of Investments
                                 March 31, 2004
                                   (Unaudited)

                                        Number of
              Sector                    Contracts            Contract                                   Fair Value
-----------------------------------------------------------------------------------------------------------------------
Currencies
                                                       Unrealized depreciation on
                                                       forward contracts (12.94)%
                                 JPY (27,208,156,617)  JPY/USD - (9.96)%  June 16, 2004               $   (16,906,807)
                                                       Other  - (2.98)%                                    (5,073,248)
                                                                                                         --------------
                                                                                                          (21,980,055)
                                                       Unrealized appreciation on forward
                                                       contracts 5.68%                                      9,638,675
                                                                                                         --------------
  Total Currencies  (7.26)%                                                                               (12,341,380)
                                                                                                         --------------

Total Energy  1.03%                                    Futures contracts sold  1.03%                        1,747,388
                                                                                                         --------------

Total Grains  2.26%                                    Futures contracts purchased  2.26%                   3,839,807
                                                                                                         --------------

Total Interest Rates Non - U.S. 1.45%                  Futures contracts purchased  1.45%                   2,461,567
                                                                                                         --------------

Total Interest Rates  2.03%                            Futures contracts purchased  2.03%                   3,451,804
                                                                                                         --------------

Total Livestock  0.06%                                 Futures contracts purchased  0.06%                      96,510
                                                                                                         -------------

Metals
                                                       Futures contracts purchased  1.38%                   2,342,255

                                                       Unrealized depreciation on forward
                                                       contracts (0.47)%                                     (794,102)
                                                       Unrealized appreciation on forward
                                                       contracts  0.35%                                       594,738
                                                                                                         --------------
                                                         Total forward contracts (0.12)%                     (199,364)
                                                                                                         --------------
  Total Metals  1.26%                                                                                       2,142,891
                                                                                                         --------------

Softs                                                  Futures contracts sold  0.26%                          448,789
                                                       Futures contracts purchased  (0.01)%                   (18,774)
                                                                                                         --------------
   Total Softs  0.25%                                                                                         430,015
                                                                                                         --------------

Indices
                                                       Futures contracts sold  (0.43)%                       (722,612)
                                                       Futures contracts purchased  0.39%                     657,839
                                                                                                         --------------
  Total Indices  (0.04)%                                                                                      (64,773)
                                                                                                         --------------

Total Fair Value  1.04%                                                                                  $  1,763,829
                                                                                                         ==============


                                                                                           % of Investments at Fair
        Country Composition                              Investments at Fair Value                   Value
------------------------------------                   -------------------------------   ------------------------------
Australia                                                    $      (25,220)                       (1.43)%
Canada                                                               14,793                         0.84
Germany                                                           3,130,948                       177.51
Japan                                                              (125,637)                       (7.12)
United Kingdom                                                     (259,821)                      (14.73)
United States                                                      (971,234)                      (55.07)
                                                       -------------------------------   --------------------
                                                            $     1,763,829                       100.00%
                                                       ===============================   ====================

Percentages are based on Members' capital unless otherwise indicated.

            Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

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

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

                    JWH Strategic Allocation Master Fund LLC
             Statements of Income and Expenses and Members' Capital
                                   (Unaudited)

                                                                    Three months ended
                                                                        March 31,
                                                  ----------------------------------------------------
                                                               2004                        2003
                                                  -------------------------     ----------------------
Income:
  Net gains (losses) on trading of commodity interests:
  Realized gains on closed positions
    and foreign currencies                                  $22,880,670                  $29,338,717
  Change in unrealized losses on open
    positions                                               (11,409,691)                 (13,174,544)
  Interest Income                                               317,375                      251,539
                                                  -------------------------     ----------------------
                                                             11,788,354                   16,415,712
                                                  -------------------------     ----------------------

Expenses:
   Clearing fees                                                116,700                       63,149
   Other expenses                                                15,000                       15,000
                                                  -------------------------     ----------------------
                                                                131,700                       78,149
                                                  -------------------------     ----------------------

Net income                                                   11,656,654                   16,337,563

Additions                                                    16,896,500                    1,700,000
Redemptions                                                  (3,490,953)                  (2,911,270)
Distribution of interest to feeder funds                       (317,375)                    (251,539)
                                                  -------------------------     ----------------------
Net increase in Members' capital                             24,744,826                   14,874,754

Members' capital, beginning of period                       145,076,617                   90,459,415
                                                  -------------------------     ----------------------

Members' capital, end of period                           $ 169,821,443                $ 105,334,169
                                                  =========================     ======================
Net asset value per Unit
  (93,962.1391 and 60,007.7063 Units
   outstanding in March 31, 2004 and
   2003, respectively)                                        $1,807.34                   $ 1,755.34
                                                  -------------------------     ----------------------

Net income per Unit of Member Interest                          $132.36                      $268.35
                                                  -------------------------     ----------------------


            Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)
                    JWH Strategic Allocation Master Fund LLC
                            Statements of Cash Flows



                                                                              Three months ended
                                                                                   March 31,
                                                                          --------------------------
                                                                             2004             2003
                                                                          --------------------------
Cash flows from operating activities:
   Net Income                                                          $  11,656,654    $  16,337,563
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Changes in operating assets and liabilities:
      Net unrealized appreciation (depreciation) on open futures
           positions                                                     (12,827,472)       5,280,517
          Unrealized appreciation on open forward contracts                3,262,600        4,549,759
          Increase in interest receivable                                    (42,672)         (15,135)

        Unrealized depreciation on open forward contracts                 20,974,563        3,344,268
        Accrued expenses:
          Increase (decrease) in professional fees                            (2,944)          15,000
          Increase in distribution payable                                    42,672           15,135
                                                                       -------------    -------------
            Net cash provided by operating activities                     23,063,401       29,527,107
                                                                       -------------    -------------

Cash flows from financing activities:
   Proceeds from additions                                                16,896,500        1,700,000
   Payments for redemptions                                               (3,490,953)      (2,911,270)
   Distribution of interest to feeder funds                                 (317,375)        (251,539)
                                                                       -------------    -------------
            Net cash provided by (used in) financing activities           13,088,172       (1,462,809)
                                                                       -------------    -------------

            Net change in cash                                            36,151,573       28,064,298
            Cash, at beginning of period                                 131,979,502       81,112,283
                                                                       -------------    -------------
            Cash, at end of period                                     $ 168,131,075    $ 109,176,581
                                                                       =============    =============



            Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)




2. Financial Highlights:

         Changes in Net Asset Value per Redeemable Unit of Partnership Interest for the three months ended March 31, 2004 and 2003 were as follows:


                                                                 Three Months Ended
                                                                     March 31,
                                                              -----------------------
                                                                 2004         2003
                                                              -----------------------


Net realized and unrealized gains *                             $145.53      $107.22
Interest income                                                    2.44         2.93
Expenses **                                                      (32.52)      (24.91)
                                                               ---------    ---------
Increase for the period                                          115.45        85.24
Net Asset Value per Redeemable Unit, beginning of period       1,303.86     1,157.44
                                                              ---------    ---------
Net Asset Value per Redeemable Unit, end of period            $1,419.31    $1,242.68
                                                              =========    =========

* Includes brokerage commissions.

** Excludes brokerage commissions.

            Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


Financial Highlights (Continued)

                                       Three Months Ended
                                             March 31,
                                       ------------------
                                          2004     2003
                                        -----------------
Ratio to average net assets: ***

  Net investment loss before
   incentive fees ****                   (7.3)%   (7.7)%
                                         ====     ====

  Operating expenses                      8.0%     8.7%
  Incentive fees                          1.9%     6.0%
                                          ----     ----
  Total expenses                          9.9%    14.7%
                                          ====     ====

Total return:

  Total return before incentive fees     10.9%     8.9%
  Incentive fees
                                         (2.0)%   (1.5)%
                                          ----     ----
  Total return after incentive fees       8.9%     7.4%
                                          ====     ====


  ***  Annualized (other than incentive fees)

  **** Interest income less total expenses (exclusive of incentive fees)

The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

            Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)



Financial Highlights of the Master:

     Changes in Net Asset Value per Unit of Member interest for the three months ended March 31, 2004 and 2003 were as follows:


                                                      Three Months Ended
                                                          March 31,
                                                    ----------------------
                                                       2004         2003
                                                    ----------------------


Net realized and unrealized gains *                  $129.06       $264.44
Interest income                                         3.46          4.16
Expenses **                                            (0.16)        (0.25)
                                                     ---------     --------

Increase for the period                               132.36        268.35
Distributions                                          (3.46)        (4.16)
Net Asset Value per Unit, beginning of period       1,678.44      1,491.15
                                                    ---------     ---------
Net Asset Value per Unit, end of period            $1,807.34     $1,755.34
                                                   =========     =========

Ratio to average net assets: ***

Net investment income****                               0.5%          0.7%
                                                       =====         =====


Operating expenses                                      0.3%          0.3%
                                                       =====         =====


Total return                                            7.7%         18.0%
                                                       =====         =====


         The above ratios may vary for individual investors based on the timing of capital transactions during the period.

*    Includes clearing fees
**   Excludes clearing fees
***  Annualized
**** Interest income less total expenses

3.   Trading Activities:

     The Partnership/Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's/Master's trading activity are shown in the Statements of Income and Expenses and Partners' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The respective Customer Agreements between the Partnership and CGM, and the Master and CGM, give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2004 and December 31, 2003 based on the monthly calculation, were $11,591,867 and $8,060,646, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2004 and December 31, 2003, were $7,918,874 and $12,344,545, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

     The majority of these instruments mature within one year of March 31, 2004. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership/Master does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in Master, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. The Master's only assets are its equity in its commodity futures trading account consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2004, Partnership capital increased 6.6% from $199,644,118 to $212,789,261. This increase was primarily attributable to net income from operations of $17,603,473 partially offset by the redemption of 3,193.0222 Redeemable Units of Limited Partnership Interest resulting in an outflow of $4,458,330. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2004 the Master's capital increased 17.1% from $145,076,617 to $169,821,443. This increase was attributable to net income from operations of $11,656,654, coupled with additional sales of 9,530.6470 Redeemable Units totaling $16,896,500, which was partially offset by the redemption of 2,003.6908 Redeemable Units resulting in an outflow of $3,490,953 and a distribution of interest of $317,375 paid to the feeders. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

     During  the  Partnership's  first  quarter  of 2004,  Net  Asset  Value per
Redeemable Unit increased 8.9% from $1,303.86 to $1,419.31 as compared to an increase of 7.4% in the first quarter of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $25,323,292. Gains were primarily attributable to the trading of commodity contracts in energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, livestock and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2003 of $19,492,109. Gains were primarily attributable to the trading of commodity contracts in currencies, energy, softs, U.S. and non-U.S. interest rates and were partially offset by losses in grains, livestock, metals and indices.

     The Partnership had a strong first quarter as the financial and commodity trends that had carried performance in 2003 continued into the first quarter providing profits across nearly all market sectors. The major contributors to performance were lower interest rates both in the U.S. and internationally, weakness in the U.S. dollar and continued upward trends in commodity prices, particularly for base metals, energy, and grains.

     Lower interest rate trends provided substantial profits for positions in U.S. and international interest rate contracts in January and February. Lower U.S. interest rates combined with rising fiscal and trade deficits pushed the U.S. dollar lower through mid-February producing profits for the Fund's advisors but then began a sharp correction that led to losses in March as the dollar regained nearly 10% against the euro and other major currencies. Overall for the quarter, currencies resulted in losses. Trading in stock market indices was as mixed as the directionless stock markets were for the first quarter.

     In the commodity markets, increased global demand for the raw materials of economic development, namely base metals, like copper, nickel and aluminum produced profitable trading. Concurrently, the demand for foodstocks in developing countries generated profits for positions in grains, specifically soybeans, corn and wheat. Each of these sectors produced profits for the quarter. Energy trading was also slightly profitable for the quarter as prices of crude oil moved to the high $30s range and natural gas prices followed their normal volatile seasonal patterns with mixed trading results for the Advisors.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non competitive yield on the three month U.S. Treasury bill maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or to place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income, including interest income allocated from the Master, for the three months ended March 31, 2004 decreased by $106,418, as compared to the corresponding period in 2003. The decrease in interest income is due to a decrease in interest rates during the three months ended March 31, 2004, as compared to 2003.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Expenses allocated from the Master include brokerage commissions, calculated based on assets invested in the Master and are affected by the Master's trading performance, additions and redemptions. Commissions and fees for the three months ended March 31, 2004 decreased by $10,260 as compared to the corresponding period in 2003.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2004 decreased by $32,155 as compared to the corresponding period in 2003.

     Incentive fees are based on the new trading profits generated by each advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended March 31, 2004 resulted in an incentive fee accrual of $3,926,668. Incentive fees accrued for the three months ended March 31, 2003 were $2,859,061.

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

     Market movements result in frequent changes in the fair value of the Partnership's/Master's open positions and, consequently, in its earnings and cash flow. The Partnership's/Master's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Partnership's/Master's open positions and the liquidity of the markets in which the Partnership/Master trades.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2004 and the highest, lowest and average value at any point during the three months ended March 31, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2004, the Partnership's total capitalization was $212,789,261. There has been no material change in the trading value at risk information previously disclosed in the Form 10-K for the year ended December 31, 2003.

                                 March 31, 2004
                                   (Unaudited)

                                                                                    Year to Date
                                                                ----------------------------------------------
                                                 % of Total            High             Low             Average
Market Sector                Value at Risk     Capitalization     Value at Risk    Value at Risk     Value at Risk
-------------                -------------     --------------     -------------    --------------    -------------
Currencies:
Exchange Traded
Contracts                     $1,286,884          0.60%           $3,226,506      $1,286,884          $1,965,256
 -  OTC Contracts                981,027          0.46%            1,221,004         370,740             947,475
Energy                         1,225,190          0.58%            3,934,200       1,211,690           1,958,397
Grains                           588,549          0.28%              671,306         254,427             536,202
Interest Rates U.S.            1,696,150          0.80%            3,298,200       1,099,988           2,204,267
Interest Rates Non-U.S.        4,013,848          1.88%            8,238,149       3,246,282           5,770,388
Metals:
 - Exchange Traded
   Contracts                     509,400          0.24%              537,300         282,500             394,500
 - OTC Contracts                 440,450          0.21%            1,317,785         381,700             709,620
Softs                            291,636          0.14%              410,868         184,932             241,411
Indices                        2,681,418          1.26%            9,984,163       2,581,580           6,691,156
                              ----------          -----
Total                        $13,714,552          6.45%
                             ============         =====

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of March 31, 2004 and the highest and lowest value at any point during the three months ended March 31, 2004. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2004, the Master's total capitalization was $169,821,443. There has been no material change in the trading value at risk information previously disclosed in the Form 10-K for the year ended December 31, 2003.

                                 March 31, 2004
                                   (Unaudited)


                                                                                        Year to Date
                                                                      --------------------------------------------
                                                    % of Total             High             Low
Market Sector                    Value at Risk    Capitalization       Value at Risk   Value at Risk       Average
---------------                  -------------    ---------------     ---------------------------------------------
Currencies:
 -OTC                               $6,964,128           4.10%         $10,928,609       $6,021,749    $8,364,425
Energy                               5,877,270           3.46%           5,930,250        4,281,150    5,621,490
Grains                               1,121,300           0.66%           1,121,300          638,300       977,442
Interest Rates U.S.                  2,657,600           1.56%           2,728,400        1,641,350     2,668,533
Interest Rates Non-U.S.              6,483,768           3.82%           8,840,369        4,314,458     7,796,875
Livestock                              152,800           0.09%             234,000           46,000       169,313
Metals
 -Exchange Traded Contracts          1,768,500           1.04%           1,768,500          445,500     1,506,667
 -OTC                                1,299,575           0.77%           1,391,375          995,290     1,245,192
Softs                                1,330,474           0.78%           1,421,730          560,686     1,152,934
Indices                              5,192,704           3.06%           5,192,704        3,311,279     4,464,783
                                   -----------          ------
Total                              $32,848,119          19.34%
                                   ===========          ======

Item 4.   Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls during the first quarter of 2004.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

REGULATORY MATTERS.

     Both the Department of Labor and the IRS have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

ENRON CORP.

     In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of the company's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transaction Citigroup did with Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. Oral argument before Judge Swain was held on November 20, 2003.

MUTUAL FUNDS

     In 2003, several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. The Company has received subpoenas and other requests for information from various government regulators regarding market timing, fees, sales practices and other mutual fund issues in connection with various investigations, including an investigation by the SEC and a United States Attorney into the arrangements under which CGMH became the transfer agent for many of the mutual funds in the Smith Barney fund complex. CGMH is cooperating fully with all such reviews.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the three months ended March 31, 2003 there were additional sales of 33,422.6119 Redeemable Units totaling $40,306,000.

          The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Period                          (a)  Total  Number  of  (b)   Average    Price  (c)  Total  Number of  (d)   Maximum   Number
                                Shares    (or   Units)  Paid  per   Share  (or  Shares   (or   Units)  (or        Approximate
                                Purchased*              Unit)**                 Purchased  as Part of  Dollar    Value)    of
                                                                                Publicly    Announced  Shares    (or   Units)
                                                                                Plans or Programs      that    May   Yet   Be
                                                                                                       Purchased   Under  the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
January 1, 2004 - January  31,     1,183.8059               $1,329.06               N/A                    N/A
2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
February  1,  2004 -  February     1,118.2765               $1,449.07               N/A                    N/A
29, 2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
March 1, 2004 - March 31, 2004       890.9398               $1,419.31               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                              3,193.0222               $1,399.15               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports of Form 8-K

          (a) The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2003.

               Exhibit   -  31.1  -   Rule   13a-14(a)/15d-14(a)   Certification
               (Certification of President and Director)

               Exhibit   -  31.2  -   Rule   13a-14(a)/15d-14(a)   Certification
               (Certification of Chief Financial Officer and Director)

               Exhibit - 32.1 - Section 1350 Certification (Certification of President and Director).

               Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

          (b)  Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.


By:        Citigroup Managed Futures LLC
           -----------------
           (General Partner)


By:    /s/ David J. Vogel
           --------------
           David J. Vogel, President and Director

Date:      5/10/04
           ---------




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Citigroup Managed Futures LLC
           --------------------
           (General Partner)


By:    /s/ David J. Vogel
           -------------
           David J. Vogel
           President and Director


Date:      5/10/04
           ---------


By:   /s/ Daniel R. McAuliffe, Jr.
          ------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and Director

Date:     5/10/04
          --------

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 10, 2004

                                          /s/ David J. Vogel
                                              --------------
                                              David J. Vogel
                                              Citigroup Managed Futures LLC
                                              President and Director

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 10, 2004
                                       /s/ Daniel R. McAuliffe, Jr.
                                           -----------------------
                                           Daniel R. McAuliffe, Jr.
                                           Citigroup Managed Futures LLC
                                           Chief Financial Officer and Director

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.

/s/ David J. Vogel
    --------------
    David J. Vogel
    Citigroup Managed Futures LLC
    President and Director

May 10, 2004

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
    --------------------------
    Daniel R. McAuliffe, Jr.
    Citigroup Managed Futures LLC
    Chief Financial Officer and Director

May 10, 2004