Form 10-Q
period 2004-06-30
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2004-08-06
CIK 1095007

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 2004

Commission File Number  000-32599

             SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                       13-4077759
--------------------------------------------------------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

          Item 1. Financial Statements:

                   Statements of Financial Condition
                   at June 30, 2004 and December 31, 2003
                   (unaudited).                                        3

                   Condensed Schedules of Investments
                   at June 30, 2004 and December 31, 2003
                   (unaudited).                                       4 - 5

                   Statements of Income and Expenses
                   and Partners' Capital for the three and six
                   months ended June 30, 2004
                   and 2003 (unaudited).                                6

                   Statements of Cash Flows for the three and six
                   months ended June 30, 2004 and 2003
                   (unaudited).                                         7

                   Notes to Financial Statements,
                   Including the Financial Statements
                   of JWH Strategic Allocation Master Fund
                   (unaudited)                                        8 - 20


          Item 2.  Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                         21 - 24

          Item 3.  Quantitative and Qualitative
                   Disclosures about Market Risk                     25 - 27

          Item 4.  Controls and Procedures                              28

PART II - Other Information                                             29

                                     Part I
                          Item 1. Financial Statements

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                                 June 30,       December 31,
                                                                  2004             2003
                                                               ----------     ------------
Assets:
Equity in commodity futures trading account:
  Cash (restricted $12,174,608 and $28,506,398 in 2004
    and 2003, respectively)                                    $160,352,653   $169,176,832
  Investment in Master, at fair value                            21,011,284     27,511,019
  Net unrealized appreciation on open futures positions                --        7,061,311
  Unrealized appreciation on open forward contracts               1,611,720      9,476,678
                                                               ------------   ------------
                                                                182,975,657    213,225,840

Interest receivable                                                 109,075         99,914
                                                               ------------   ------------
                                                               $183,084,732   $213,325,754
                                                               ============   ============


Liabilities and Partners' Capital:

Liabilities:
  Net unrealized depreciation on open futures positions       $   1,399,707    $       --
  Unrealized depreciation on open forward contracts               2,838,949      4,193,444
 Accrued expenses:
   Commissions                                                      791,613        959,143
   Management fees                                                  261,507        314,414
   Incentive fees                                                   521,020      6,197,474
   Other                                                            220,249        141,052
  Redemptions payable                                             1,164,044      1,876,109
                                                               ------------   ------------
                                                                  7,197,089     13,681,636
                                                               ------------   ------------

Partners' capital:
General Partner, 2,005.1490  Unit equivalents
 outstanding in 2004 and  2003                                    2,633,643      2,614,434
Limited Partners, 144,978.1778 and 151,112.2926
 Redeemable Units of Limited Partnership Interest
 outstanding in 2004 and 2003, respectively                     173,254,000    197,029,684
                                                               ------------   ------------
                                                                175,887,643    199,644,118
                                                               ------------   ------------
                                                               $183,084,732   $213,325,754
                                                               ============   ============

See Accompanying Notes to Unaudited Financial Statements.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2004
                                   (Unaudited)

Sector                               Contract                                                       Fair Value
------------------------------       ---------------------------------------------------------     ------------
Currencies
                                     Unrealized depreciation on forward contracts (0.56)%           $ (988,122)
                                     Unrealized appreciation on forward contracts 0.32%                563,409
                                                                                                   ------------
                                            Total forward contracts (0.24)%                           (424,713)

                                     Futures contracts sold (0.41)%                                   (716,560)
                                     Futures contracts purchased (0.30)%                              (537,448)
                                                                                                   ------------
                                            Total futures contracts (0.71)%                         (1,254,008)
                                                                                                  -------------
  Total Currencies  (0.95)%                                                                         (1,678,721)
                                                                                                  -------------
Energy                               Futures contracts sold 0.01%                                       19,942
                                     Futures contracts purchased (0.05)%                               (90,932)
                                                                                                  -------------
  Total Energy  (0.04)%                                                                                (70,990)
                                                                                                  -------------
Grains                               Futures contracts sold 0.08%                                      142,365
                                     Futures contracts purchased (0.01)%                               (11,150)
                                                                                                  -------------
  Total Grains 0.07%                                                                                   131,215
                                                                                                  -------------
U.S. Interest Rates
                                     Futures contracts sold (0.35)%                                   (624,205)
                                     Futures contracts purchased  0.05%                                 89,966
                                                                                                 -------------
  Total U.S. Interest Rates (0.30)%                                                                   (534,239)
                                                                                                 -------------
Interest Rates  Non - U.S.
                                     Futures contracts sold (0.19)%                                   (339,626)
                                     Futures contracts purchased  (0.02)%                              (29,828)
                                                                                                 -------------
  Total Interest Rates Non - U.S.  (0.21)%                                                            (369,454)
                                                                                                 -------------
Total Livestock  0.00%*              Futures contracts purchased 0.00%*                                 (6,373)
                                                                                                 -------------
Metals
                                     Futures contracts sold 0.01%                                       10,546

                                     Unrealized depreciation on forward contracts (1.05)%           (1,850,827)
                                     Unrealized appreciation on forward contracts  0.59%             1,048,311
                                                                                                 -------------
                                         Total forward contracts (0.46)%                              (802,516)
                                                                                                 -------------
  Total Metals  (0.45)%                                                                               (791,970)
                                                                                                 -------------
Softs                                Futures contracts sold 0.17%                                      303,710
                                     Futures contracts purchased 0.03%                                  57,394
                                                                                                 -------------
  Total Softs  0.20%                                                                                   361,104
                                                                                                 -------------
Indices
                                     Futures contracts sold (0.01)%                                    (22,320)
                                     Futures contracts purchased  0.20%                                354,812
                                                                                                 -------------
  Total Indices  0.19%                                                                                 332,492
                                                                                                 -------------
Total Fair Value  (1.49)%                                                                          $(2,626,936)
                                                                                                 =============
                                                                                              % of Investments
Country Composition                         Investments at Fair Value                            at Fair Value
-------------------                         -------------------------                         -------------------
Australia                                                   $56,947                                  2.17%
Canada                                                       (9,505)                                (0.36)
France                                                      (31,515)                                (1.20)
Germany                                                    (155,799)                                (5.93)
Hong Kong                                                     1,833                                  0.07
Italy                                                         8,712                                  0.33
Japan                                                       243,059                                  9.25
Spain                                                       (27,743)                                (1.06)
Sweden                                                       11,032                                  0.42
United Kingdom                                             (996,368)                               (37.93)
United States                                            (1,727,589)                               (65.76)
                                            -----------------------------                      ----------------
                                                        $(2,626,936)                              (100.00)%
                                            =============================                     =================

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

 Sector                                  Contract                                                   Fair Value
-------------------------------------- ---------------------------------------------------------   -------------
Currencies                               Futures contracts purchased 2.03%                          $4,047,456
                                         Futures contracts sold  (0.93)%                            (1,849,012)
                                                                                                    ----------
                                         Total forward contracts 1.10%                               2,198,444

                                         Unrealized appreciation on forward contracts 0.66%          1,316,533
                                         Unrealized depreciation on forward contracts (0.12)%         (239,842)
                                                                                                    ----------
                                                Total futures contracts  0.54%                       1,076,691
                                                                                                    ----------
  Total Currencies  1.64%                                                                            3,275,135
                                                                                                    ----------

Energy                                   Futures contracts purchased  0.02%                             39,200
                                         Futures contracts sold  0.00%*                                    620
                                                                                                    ----------
  Total Energy  0.02%                                                                                   39,820
                                                                                                    ----------

Grains                                   Futures contracts purchased  (0.01)%                          (25,162)
                                         Futures contracts sold  (0.01)%                               (27,753)
                                                                                                     ----------
  Total Grains  (0.02)%                                                                                (52,915)
                                                                                                     ----------

Total Interest Rates U.S. (0.02)%        Futures contracts purchased  (0.02)%                          (48,473)
                                                                                                     ----------

Interest Rates Non-U.S.                  Futures contracts purchased  0.17%                            347,550
                                         Futures contracts sold  (0.06)%                              (114,757)
                                                                                                    ----------
  Total Interest Rates Non-U.S.                                                                        232,793
                                                                                                    ----------
0.11%

Total Livestock  (0.00)%*                Futures contracts sold 0.00%*                                  (2,685)
                                                                                                     ----------

Metals                                   Total Futures contracts purchased  0.49%                      980,703

                                         Unrealized appreciation on forward contracts 4.08%          8,160,145
                                         Unrealized depreciation on forward contracts (1.98)%       (3,953,602)
                                                                                                    ----------
                                                 Total forward contracts 2.10%                       4,206,543
                                                                                                    ----------
  Total Metals  2.59%                                                                                5,187,246
                                                                                                    ----------

Softs                                    Futures contracts purchased  (0.02)%                          (42,745)
                                         Futures contracts sold  (0.00%)*                                 (241)
                                                                                                    ----------
  Total Softs  (0.02)%                                                                                 (42,986)
                                                                                                    ----------

Indices                                  Futures contracts purchased  1.84%                          3,682,930
                                         Futures contracts sold  0.04%                                  73,680
                                                                                                    ----------
  Total Indices  1.88%                                                                               3,756,610
                                                                                                    ----------

Total Fair Value  6.18%                                                                            $12,344,545
                                                                                                   ===========

                                           Investments              % of Investments
 Country Composition                      at Fair Value              at Fair Value
--------------------------           -------------------------- --------------------------
Australia                                 $    34,058                      0.28%
Canada                                        398,828                      3.23
Germany                                       738,320                      5.98
France                                         68,479                      0.55
Hong Kong                                      30,246                      0.25
Italy                                         (27,542)                    (0.22)
Japan                                          89,902                      0.73
Spain                                         362,977                      2.94
United Kingdom                              4,688,897                     37.98
United States                               5,960,380                     48.28
                                     -------------------------- --------------------------
                                          $12,344,545                    100.00%
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

             Salomon Smith Barney Diversified 2000 Futures Fund L.P. Statements of Income and Expenses and Partners' Capital
                                   (Unaudited)


                                                                    Three Months Ended                  Six Months Ended
                                                                         June 30,                           June 30,
                                                               ----------------------------       ----------------------------
                                                                   2004              2003              2004             2003
                                                               ----------------------------       ----------------------------
Income:
  Realized gains (losses) on closed positions from Master     $  (4,500,862)   $   1,022,270    $    (618,680)   $   1,022,270
  Change in unrealized losses on open positions from
  Master                                                         (2,490,822)      (3,845,512)      (4,283,818)      (3,845,512)
  Expenses allocated from Master                                    (25,085)         (14,628)         (47,938)         (14,628)
  Interest income received from Master                               51,182             --             99,700             --
  Net gains (losses) on trading of commodity interests:
  Realized gains (losses) on closed positions                   (15,735,672)      12,159,621       11,924,105       46,161,443
  Change in unrealized gains (losses) on open positions         (10,545,810)      (3,274,817)     (14,971,481)     (17,784,530)
                                                                -----------       ----------      -----------      -----------
                                                                (33,347,069)       6,046,934       (7,898,112)      25,539,043
 Interest income                                                    315,467          453,560          636,511          929,540
                                                                -----------       ----------      -----------      -----------
                                                                (32,931,602)       6,500,494       (7,261,601)      26,468,583
                                                                -----------       ----------      -----------      -----------
Expenses:
  Brokerage commissions including clearing fees
   of $99,083, $181,571, $212,400 and $329,758, respectively      2,764,456        3,127,379        5,883,551        6,276,973
  Management fees                                                   842,221          929,226        1,801,606        1,920,766
  Incentive fees                                                 (3,405,648)       1,004,755          521,020        3,863,816
  Other expenses                                                     58,154           28,069          119,534           56,244
                                                                -----------       ----------      -----------      -----------
                                                                    259,183        5,089,429        8,325,711       12,117,799
                                                                -----------       ----------      -----------      -----------

  Net income (loss)                                             (33,190,785)       1,411,065      (15,587,312)      14,350,784

Additions - Limited Partners                                           --             23,000             --         40,329,000
Redemptions - Limited Partners                                   (3,710,833)      (5,303,387)      (8,169,163)     (10,487,318)
                                                                -----------       ----------      -----------      -----------
  Net increase (decrease) in Partners' capital                  (36,901,618)      (3,869,322)     (23,756,475)      44,192,466

Partners' capital, beginning of period                          212,789,261      204,921,471      199,644,118      156,859,683

Partners' capital, end of period                              $ 175,887,643    $ 201,052,149    $ 175,887,643    $ 201,052,149
                                                              -------------    -------------    -------------    -------------

Net asset value per Redeemable Unit
(146,983.3268 and 160,723.3903 Redeemable Units outstanding
  at June 30, 2004 and 2003, respectively)                    $    1,196.65    $    1,250.92    $    1,196.65    $    1,250.92
                                                                -----------       ----------      -----------      -----------
Net income (loss) per Redeemable Unit of Limited
Partnership Interest and General Partner Unit equivalent      $     (222.66)   $        8.24    $     (107.21)   $       93.48
                                                                -----------       ----------      -----------      -----------

See Accompanying Notes to Unaudited Financial Statements.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                               Three months ended            Six months ended
                                                                                   June 30,                      June 30,
                                                                         --------------  -------------  ------------  -------------
                                                                              2004            2003           2004          2003
                                                                         --------------  -------------  ------------  -------------
Cash flows from operating activities:
     Net Income  (loss)                                                    $(33,190,785)   $1,411,065   $(15,587,312)   $14,350,784

     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Changes in operating assets and liabilities:
                Investment in Master at Fair value                            7,614,935   (24,321,749)     6,499,735    (24,321,749)
                Net unrealized appreciation  (depreciation) on open
                  futures positions                                           7,966,049     2,060,990      8,461,018     16,168,621
                Unrealized appreciation on open forward contracts             2,739,071     1,859,227      7,864,958          6,804
                Interest receivable                                              11,803        45,684         (9,161)        (1,364)

            Unrealized depreciation on open forward contracts                  (159,310)     (645,400)    (1,354,495)     1,609,105
            Accrued expenses:
                Increase (decrease) in commissions                             (212,342)      (44,283)      (167,530)       176,013
                Increase (decrease) in management fees                          (70,237)      (15,965)       (52,907)        57,717
                Increase (decrease) incentive fees                           (3,405,647)    1,004,755     (5,676,454)      (163,139)
                Increase (decrease) in other                                     33,817        28,070         79,197         56,245
            Increase (decrease) in redemptions payable                         (100,476)      (11,088)      (712,065)       806,140
                                                                         --------------  -------------  ------------  -------------
                      Net cash provided by (used in) operating
                      activities                                            (18,773,122)  (18,628,694)      (655,016)     8,745,177

Cash flows from financing activities:
     Proceeds from additions L.P.                                                     -        23,000             -      40,329,000
     Payments for redemptions                                               (3,710,833)    (5,303,387)    (8,169,163)   (10,487,318)
                                                                         --------------  -------------  ------------  -------------
                      Net cash provided by (used in) financing
                       activities                                          (3,710,833)     (5,280,387)    (8,169,163)    29,841,682


                      Net change in cash                                   (22,483,955)   (23,909,081)    (8,824,179)    38,586,859
                      Cash, at beginning of period                          182,836,608   212,801,274    169,176,832    150,305,334
                                                                         --------------  -------------  ------------  -------------
                      Cash, at end of period                               $160,352,653  $188,892,193   $160,352,653   $188,892,193
                                                                         --------------  -------------  ------------  -------------

See Accompanying Notes to Unaudited Financial Statements

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

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

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of June 30, 2004, all trading decisions for the Partnership are made by Campbell & Company, Inc., ("Campbell"), Graham Capital Management L.P. ("Graham"), Aspect Capital Limited ("Aspect") and John W. Henry and Company, Inc. ("JWH") (each, an "Advisor" and collectively, the "Advisors").

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

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

     As of June 30, 2004, the Partnership owned approximately 14.8% of the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Statements of Cash Flows and Condensed Schedules of Investments are included herein.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2004 and December 31, 2003, and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

     The  Master's  Statements  of  Financial  Condition as of June 30, 2004 and
December 31, 2003, Condensed Schedules of Investments at June 30, 2004 and December 31, 2003, its Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three and six months ended June 30, 2004 and 2003 were:

                    JWH Strategic Allocation Master Fund LLC
                        Statements of Financial Condition
                                   (Unaudited)

                                                            June 30,      December 31,
                                                             2004             2003
                                                           ------------   ------------
Assets:
Equity in commodity futures trading account:
  Cash (restricted $31,772,804 and $31,852,745 in
    2004 and 2003, respectively                           $155,073,201   $131,979,502
  Net unrealized appreciation on open futures positions           --        1,477,101
  Unrealized appreciation on open forward contracts          2,938,642     13,496,013
  Interest receivable                                          378,720         80,717
                                                          ------------   ------------
                                                           158,390,563    147,033,333
                                                          ============   ============
Liabilities and Members' Capital:

Liabilities:

  Net unrealized depreciation on open future positions    $  5,268,908     $     --
  Unrealized depreciation on open forward contracts         10,323,944      1,799,594

Accrued expenses:
  Professional fees                                             86,405         76,405
  Distribution payable                                         378,720         80,717
                                                          ------------   ------------
                                                            16,057,977      1,956,716
                                                          ------------   ------------
Members' capital:
Members' capital,104,820.3576 and 86,435.1829 Units
  outstanding in 2004 and 2003, respectively               142,332,586    145,076,617
                                                          ------------   ------------
                                                          $158,390,563   $147,033,333
                                                          ============   ============

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                  June 30, 2004
                                   (Unaudited)

Sector                                       Contract                                                       Fair Value
---------------------------------------------------------------------------------------------------      --------------
Currencies
                                            Unrealized depreciation on forward contracts (5.56)%            $(7,914,586)
                                            Unrealized appreciation on forward contracts 1.19%                1,696,081
                                                                                                         --------------
   Total Currencies  (4.37)%                                                                                 (6,218,505)
                                                                                                         --------------
Total Energy  (1.70)%                       Futures contracts sold  (1.70)%                                  (2,413,733)
                                                                                                         --------------
Total Grains  0.50%                         Futures contracts purchased  0.50%                                  705,481
                                                                                                         --------------
Interest Rates Non - U.S.
                                            Futures contracts sold  (1.95)%                                  (2,769,592)
                                            Futures contracts purchased  (0.14)%                               (199,182)
                                                                                                         --------------
   Total Interest Rates Non - U.S. (2.09)%                                                                   (2,968,774)
                                                                                                         --------------
Total Interest Rates  (0.53)%               Futures contracts purchased  (0.53)%                               (758,931)
                                                                                                         --------------
Total Livestock  (0.11)%                    Futures contracts purchased  (0.11)%                               (161,440)
                                                                                                         --------------
Metals
                                            Futures contracts sold  0.00%*                                        7,900

                                            Unrealized depreciation on forward contracts (1.69)%             (2,409,358)
                                            Unrealized appreciation on forward contracts  0.87%               1,242,561
                                                                                                         --------------
                                                Total forward contracts (0.82)%                              (1,166,797)
                                                                                                         --------------
   Total Metals  (0.82)%                                                                                     (1,158,897)

Softs                                       Futures contracts sold  0.54%                                       769,730
                                            Futures contracts purchased  (0.28)%                               (406,069)
                                                                                                         --------------
   Total Softs  0.26%                                                                                           363,661
                                                                                                         --------------
Indices
                                            Futures contracts sold  (0.18)%                                    (256,655)
                                            Futures contracts purchased  0.15%                                  213,583
                                                                                                         --------------
  Total Indices  (0.03)%                                                                                        (43,072)
                                                                                                         --------------

Total Fair Value  (8.89)%                                                                                  $(12,654,210)
                                                                                                          =============
                                              Investments at        % of Investments at
 Country Composition                            Fair Value                 Fair Value
--------------------------------------------------------------     --------------------
Australia                                  $     (143,167)                   (1.13)%
Canada                                            (60,780)                   (0.48)
Germany                                          (614,356)                   (4.86)
Japan                                          (1,928,123)                  (15.24)
United Kingdom                                 (1,824,035)                  (14.41)
United States                                  (8,083,749)                  (63.88)
                                  ----------------------------    ---------------------
                                             $(12,654,210)                 (100.00)%
                                  ============================    ====================

Percentages are based on Masters' Capital unless otherwise indicated
* Due to rounding

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

Sector                                   Contract                                               Fair Value
-------------------------------------------------------------------------------------------  ----------------
   Currencies                            Unrealized appreciation on forward contracts 7.66%       $11,113,632
                                         Unrealized depreciation on forward contracts (1.22)%      (1,771,985)
                                                                                            ------------------
      Total Currencies 6.44%                                                                        9,341,647
                                                                                            ------------------
   Total Energy 0.90%                    Futures contracts sold 0.90%                               1,299,873
                                                                                            ------------------
   Total Grains 0.22%                    Futures contracts purchased 0.22%                            318,552
                                                                                            ------------------

  Interest Rates Non-U.S.                Futures contracts sold (0.08)%                              (121,386)
                                         Futures contracts purchased (0.01)%                           (8,299)
                                                                                            ------------------
   Total Interest Rates Non-U.S. (0.09)%                                                             (129,685)
                                                                                            ------------------

   Total Interest Rates 0.01%            Futures contracts purchased 0.01%                             19,950
                                                                                            ------------------
   Livestock                             Futures contracts sold 0.02%                                  27,750
                                         Futures contracts purchased (0.46)%                         (671,770)
                                                                                            ------------------
      Total Livestock (0.44)%                                                                        (644,020)
                                                                                            ------------------

Metals                                   Futures contracts purchased 1.40%                          2,028,135

                                         Unrealized depreciation on forward contracts (0.02)%         (27,609)
                                         Unrealized appreciation on forward contracts 1.64%         2,382,381
                                                                                            ------------------
                                         Total forward contracts 1.62%                              2,354,772
                                                                                            -----------------
      Total Metals 3.02%                                                                            4,382,907
                                                                                            ------------------
   Softs                                 Futures contracts sold (0.15)%                              (212,200)
                                         Futures contracts purchased (0.59)%                         (854,280)
                                                                                            ------------------
      Total Softs (0.74)%                                                                          (1,066,480)
                                                                                            ------------------

   Indices                               Futures contracts sold (0.85)%                            (1,230,359)
                                         Futures contracts purchased 0.61%                            881,135
                                                                                            ------------------
      Total Indices (0.24)%                                                                          (349,224)
                                                                                            ------------------

   Total Fair Value 9.08%                                                                         $13,173,520
                                                                                            ==================
                                                     Investments               % of Investments
   Country Composition                              at Fair Value                at Fair Value
  ---------------------------------            -------------------------- -----------------------------
  Australia                                            $(106,707)                  (0.81)%
  Canada                                                  90,406                    0.69
  Germany                                                468,304                    3.55
  Japan                                               (1,350,542)                 (10.25)
  United Kingdom                                       2,351,597                   17.85
  United States                                       11,720,462                   88.97
                                               -------------------------- -----------------------------
                                                     $13,173,520                  100.00%
                                               ========================== =============================

Percentages are based on Members' capital unless otherwise indicated.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                    JWH Strategic Allocation Master Fund LLC

             Statements of Income and Expenses and Members' Capital
                                   (Unaudited)

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 30,          JUNE 30,         JUNE 30,         JUNE 30,
                                                      ---------------    ------------    --------------   ----------------
                                                            2004              2003             2004            2003
                                                      ---------------    ------------    --------------   ----------------
Income:
  Net gains (losses) on trading of commodity
  interests:
  Realized gains (losses) gains on closed positions
    and foreign currencies                            $ (30,580,263)   $   1,863,361    $  (7,699,592)   $  31,202,079
  Change in unrealized gains (losses) on open
    positions                                           (14,418,038)      (8,596,738)     (25,827,730)     (21,771,283)
  Interest income                                           378,720          324,300          696,095          575,839
                                                      -------------    -------------    -------------    -------------
                                                        (44,619,581)      (6,409,077)     (32,831,227)      10,006,635
                                                      -------------    -------------    -------------    -------------
Expenses:
  Clearing fees                                             146,544          109,757          263,244          172,906
  Other expenses                                             15,000           15,000           30,000           30,000
                                                      -------------    -------------    -------------    -------------
                                                            161,544          124,757          293,244          202,906
                                                      -------------    -------------    -------------    -------------

  Net income (loss)                                     (44,781,125)      (6,533,834)     (33,124,471)       9,803,729

  Additions                                              20,545,500       53,282,545       37,442,000       54,982,545
  Redemptions                                            (2,874,512)      (4,818,603)      (6,365,465)      (7,729,873)
  Distribution of  Interest to feeder funds                (378,720)        (324,300)        (696,095)        (575,839)
                                                      -------------    -------------    -------------    -------------
  Net increase (decrease) in Members' capital           (27,488,857)      41,605,808       (2,744,031)      56,480,562

Members' capital, beginning of period                   169,821,443      105,334,169      145,076,617       90,459,415
                                                      -------------    -------------    -------------    -------------
Members' capital, end of period                       $ 142,332,586    $ 146,939,977    $ 142,332,586    $ 146,939,977
                                                      -------------    -------------    -------------    -------------
Net asset value per Redeemable Unit
  (104,820.3576 and 84,964.7936 Units outstanding
  at  June 30, 2004 and 2003, respectively)           $    1,357.87    $    1,729.42    $    1,357.87    $    1,729.42
                                                      -------------    -------------    -------------    -------------

Net income (loss) per Unit of Member Interest         $     (445.69)   $      (21.42)   $     (313.33)   $      246.93
                                                      -------------    -------------    -------------    -------------

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                    JWH Strategic Allocation Master Fund LLC
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Three months ended                  Six months ended
                                                                            June 30,                           June 30,
                                                               -----------------  ---------------    ------------  ----------------
                                                                       2004              2003            2004             2003
                                                               -----------------  ---------------    ------------- ----------------
Cash flows from operating activities:
     Net Income  (loss)                                           $ (44,781,125)     $ (6,533,834)   $(33,124,471)     $ 9,803,729
     Adjustments to reconcile net income (loss) to
     net cash
       provided by (used in) operating activities:
         Changes in operating assets and liabilities:
          Net unrealized appreciation on open futures
          positions                                                  19,573,481         4,815,978       6,746,009       10,096,495
          Unrealized appreciation on open forward
          contracts                                                   7,294,771          (872,819)     10,557,371        3,676,940
          Interest receivable                                          (255,331)         (324,300)       (298,003)         637,785
         Unrealized depreciation on open forward contracts          (12,450,213)        4,653,580       8,524,350        7,997,848
         Accrued expenses:
                 Increase in Professional fees                           12,944            13,600          10,000           28,600
                 Increase (decrease)  in Distribution payable           255,331           324,300         298,003         (637,785)
                                                               ------------------  ---------------  ------------   --------------
                 Net cash provided by (used in) operating
                 activities                                         (30,350,142)        2,076,505      (7,286,741)      31,603,612
                                                               ------------------  ---------------  -------------  --------------

Cash flows from financing activities:
     Proceeds from additions L.P.                                    20,545,500        53,282,545      37,442,000       54,982,545

     Payments for redemptions                                        (2,874,512)       (4,818,603)     (6,365,465)      (7,729,873)
     Distribution of Interest to Feeder Funds                          (378,720)         (324,300)       (696,095)        (575,839)
                                                               ------------------    ------------   ------------     ------------
                 Net cash provided by (used in) financing
                 activities                                          17,292,268        48,139,642      30,380,440       46,676,833
                                                               ------------------   ------------    ------------     ------------

                 Net change in cash                                 (13,057,874)       50,216,147      23,093,699       78,280,445
                 Cash, at beginning of period                       168,131,075       109,176,581     131,979,502       81,112,283
                                                               -----------------     ------------   -------------      -----------
                 Cash, at end of period                            $155,073,201      $159,392,728    $155,073,201     $159,392,728
                                                               =================    =============   =============   ==============


             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


2.   Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2004 and 2003 were as follows:


                                             Three Months Ended          Six Months Ended
                                                  June 30,                   June 30,
                                          ----------------------     ----------------------
                                             2004          2003         2004        2003
                                         ----------------------     ----------------------
Net realized and unrealized
 gains/(losses)*                          $ (241.84)   $   17.39    $  (96.31)   $  124.61
Interest income                                2.46         2.76         4.90         5.69
Expenses **                                   16.72       (11.91)      (15.80)      (36.82)
                                           --------     --------    ---------     --------
Increase (decrease) for the period          (222.66)        8.24      (107.21)       93.48

Net Asset Value per Redeemable Unit,
beginning of period                        1,419.31     1,242.68     1,303.86     1,157.44
                                           --------     --------    ---------     --------
Net Asset Value per Redeemable
Unit, end of period                       $1,196.65    $1,250.92    $1,196.65    $1,250.92
                                          =========    =========    =========     ========


*   Includes brokerage commissions.
**  Excludes brokerage commissions.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


                                    Three Months Ended        Six Months Ended
                                         June 30,                 June 30,
                                 ----------------------   ----------------------
                                    2004        2003         2004         2003
                                 ----------------------   ----------------------
Ratio to average net assets: ***

 Net investment loss before
 incentive fees ****                (6.9)%      (7.2)%       (7.2)%       (7.5)%
                                =========    =========    =========     ========

 Operating expenses                  7.7%        8.1%         7.9%         8.4%
 Incentive fees                     (1.8)%       2.0%         0.3%         3.9%
                                --------     --------    ---------     --------
 Total expenses                      5.9%       10.1%         8.2%        12.3%

Total return:

 Total return before incentive
  fees                             (17.5)%       1.2%        (8.0)%       10.2%
 Incentive fees                      1.8%       (0.5)%       (0.2)%       (2.1)%
                                  --------     --------    --------     --------
 Total return after incentive
   fees                            (15.7)%       0.7%        (8.2)%        8.1%
                                =========    =========    =========     ========


***  Annualized (other than incentive fees)
**** Interest income less total expenses (exclusive of incentive fees)
The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)



Financial Highlights of the Master:

     Changes in Net Asset Value per Unit of Member interest for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                       Three Months Ended         Six Months Ended
                                                             June 30,                 June 30,
                                                     ----------------------     --------------------
                                                       2004          2003        2004         2003
                                                     ----------------------     --------------------
Net realized and unrealized gains (losses) *    $    (449.32)$     (25.68)$    (320.26)$     238.76
Interest income                                         3.78         4.50         7.24         8.66
Expenses **                                            (0.15)       (0.24)       (0.31)       (0.49)
                                                     --------     --------    --------     --------
Increase (decrease) for the period                   (445.69)      (21.42)     (313.33)      246.93

Distributions                                          (3.78)       (4.50)       (7.24)       (8.66)
                                                     --------     --------    --------     --------
Net Asset Value per Unit, beginning of period       1,807.34     1,755.34     1,678.44     1,491.15
                                                     --------     --------    --------     --------

Net Asset Value per Unit, end of period         $   1,357.87 $   1,729.42 $   1,357.87 $   1,729.42
                                                   =========    =========    =========     ========



*   Includes clearing fees
**  Excludes clearing fees

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


Financial Highlights of the Master:

                                   Three Months Ended        Six Months Ended
                                         June 30,                 June 30,
                                 ----------------------   ----------------------
                                    2004        2003         2004         2003
                                 ----------------------   ----------------------
Ratio to average net assets: *

Net investment income               0.6%        0.6%         0.5%         0.6%
                               =========    =========    =========     ========

Operating expenses **               0.4%        0.1%         0.4%         0.1%
                               =========    =========    =========     ========

Total return                      (24.7)%      (1.2)%      (18.7)%       16.6%
                               =========    =========    =========     ========

*   Annualized
**  Excluding clearing fees
The above ratios may vary for individual investors based on the timing of capital transactions during the period.

             Salomon Smith Barney Diversified 2000 Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)



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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended June 30, 2004 and December 31, 2003 based on the monthly calculation, were $4,698,158 and $8,060,646, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2004 and December 31, 2003, were $(2,626,936) and $12,344,545, respectively.
Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.   Financial Instrument Risk:

     In the normal course of its business the Partnership directly or through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options on futures, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by Salomon Smith Barney Diversified 2000 Futures Fund L.P.

                         Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)



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

     The General Partner monitors and controls the Partnership's/Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards, and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The majority of these instruments mature within one year of June 30, 2004. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership/Master does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in Master, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. The Master's only assets are its equity in its commodity futures trading account consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2004, Partnership capital decreased 11.9% from $199,644,118 to $175,887,643. This decrease was primarily attributable to net loss from operations of $15,587,312 coupled with the redemption of 6,134.1148 Redeemable Units of Limited Partnership Interest resulting in an outflow of $8,169,163. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2004 the Master's capital decreased 1.9% from $145,076,617 to $142,332,586. This decrease was attributable to net loss from operations of $33,124,471, coupled with the redemption of 3,751.7998 Redeemable Units totaling $6,365,465, and the distribution of interest of $696,095 paid to the feeders, which was partially offset by the additional sales of 22,136.9745 Redeemable Units resulting in an inflow of $37,442,000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

     During the Partnership's second quarter of 2004 the net asset value per Redeemable unit decreased 15.6% from $1,419.31 to $1,196.65 as compared to an increase of 0.7% in the second quarter of 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $33,273,166. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, indices and metals, and were partially offset by gains in energy, livestock and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2003 of $6,061,562. Gains were primarily attributable to the trading of commodity futures in currencies, grains and U.S. and non-U.S. interest rates, and were partially offset by losses in energy, livestock, metals, indices and softs.

     During the Partnership's six months ended June 30, 2004 the net asset value per Redeemable unit decreased 8.2% from $1,303.86 to $1,196.65 as compared to an increase of 8.1% for the six months ended June 30, 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2004 of $7,949,874. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, softs and indices, and were partially offset by gains in energy, grains, U.S. interest rates, metals and livestock. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2003 of $25,553,671. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, and U.S. and non-U.S. interest rates, and were partially offset by losses in indices, livestock, metals and softs.

     The lack of persistent trends resulted in a difficult environment for the Advisors which began precisely as the second quarter got underway. Trends in both financial and commodity futures markets had been clear for the previous three quarters. In the second quarter of 2004, however, substantially opposing fundamental considerations along with short-term volatility greatly reduced the opportunities for the Advisors resulting in a particularly difficult trading environment.

     The directionless behavior of so many markets can be explained in terms of a perception that a significant change may be underway in the global economic cycle. Some of the primary drivers of these conditions have been: softer than expected US economic data creating confusion with regard to forecasting the pace of Federal Reserve tightening; U.S. and international bonds, equity and currency markets coping with indications of rising inflation, but at the same time, an apparent pause in growth; and a fragile Eurozone recovery keeping European Central Bank monetary intervention on hold.

     Trading in all market sectors was unprofitable for the Partnership except in the energy sector, base metals, and longer-term European interest rates. Asian interest rate, both Japanese and Euro currency positions, global stock indices and precious metals were the primary contributors to the losses while trading in crude oil, British pounds and Swiss Francs, cotton and copper provided some profits to mitigate some of the losses.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non competitive yield on the three month U.S. Treasury bill maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or to place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income, including interest income allocated from the Master, for the three and six months ended June 30, 2004 decreased by $86,911 and $193,329, respectively, as compared to the corresponding periods in 2003. The decrease in interest income is due to a decrease in interest rates during the three months ended June 30, 2004, as compared to 2003.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Expenses allocated from the Master include brokerage commissions, calculated based on assets invested in the Master and are affected by the Master's trading performance, additions and redemptions. Commissions and fees for the three and six months ended June 30, 2004 decreased by $362,923 and $393,422, respectively, as compared to the corresponding periods in 2003.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2004 decreased by $87,005 and $119,160, respectively, as compared to the corresponding periods in 2003.

     Incentive fees are based on the new trading profits generated by each advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended June 30, 2004 resulted the reversal of the incentive fee accrual of $3,405,648, compared to an incentive fee accrual of $521,020 for the six months ended June 30, 2004. Trading performance for the three and six months ended June 30, 2004 resulted in an incentive fee accrual of $1,004,755 and $3,863,816, respectively.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2004 and the highest, lowest and average value during the three months ended June 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2004, the Partnership's total capitalization was $175,887,643. There have been no material changes in the trading value at risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.


                                  June 30, 2004
                                   (Unaudited)

                                                                           Three Months Ended June 30, 2004
                                                                      --------------------------------------------
                                                      % of Total           High            Low
Market Sector                      Value at Risk    Capitalization     Value at Risk  Value at Risk    Average
------------------------------------------------------------------------------------------------------------------
Currencies:
  -Exchange Traded Contracts        $ 1,277,569           0.73%        $  1,688,284    $  1,060,973  $  1,370,780
  -OTC                                  789,782           0.45%           1,291,259         458,131       900,856
Energy                                  435,342           0.25%           2,623,950         435,342     1,516,981
Grains                                  151,749           0.08%             536,489          85,443       200,436
Interest Rates U.S.                   1,086,545           0.62%           1,846,545         390,925       765,615
Interest Rates Non -U.S.              2,521,847           1.43%           4,402,049       1,905,629     2,469,377
Livestock                                32,800           0.02%              32,800          28,800        30,800
Metals
   -Exchange Traded Contracts            34,000           0.02%             542,200          20,000       112,333
   -OTC                                 454,820           0.26%             600,675         206,700       408,532
Softs                                   438,223           0.25%             744,345         259,435       534,222
Indices                               3,412,530           1.94%           4,287,832       1,317,502     2,598,240
                                   ---------------  ----------------
Total                               $10,635,207           6.05%
                                   ===============  ================


     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2004 and the highest, lowest and average value during the three months ended June 30, 2004. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2004, the Master's total capitalization was $142,332,586. There have been no material changes in the trading value at risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

                                  June 30, 2004
                                   (Unaudited)

                                                                              Three Months Ended June 30, 2004
                                                                     ------------------------------------------------
                                                    % of Total            High            Low
Market Sector                    Value at Risk    Capitalization     Value at Risk   Value at Risk      Average
---------------------------------------------------------------------------------------------------------------------
Currencies:
 -OTC                              $  9,513,985       6.68%           $  11,417,143   $  6,009,165   $  9,552,812
Energy                                4,489,970       3.16%               7,148,610      4,489,970      5,984,720
Grains                                  856,875       0.60%               1,167,650        348,320        902,792
Interest Rates U.S.                     988,500       0.70%               2,599,900        562,510      1,948,992
Interest Rates Non-U.S.               5,711,981       4.01%               7,669,370      3,748,757      5,788,782
Livestock                               186,400       0.13%                 212,200        152,800        199,800
Metals
 -Exchange Traded Contracts           1,551,500       1.09%               2,107,500        694,500      1,825,333
 -OTC                                 1,214,505       0.85%               1,498,600      1,014,800      1,117,102
Softs                                 1,233,872       0.87%               1,735,047        970,486      1,267,861
Indices                               2,771,568       1.95%               4,777,732      1,807,427      2,880,159
                                ----------------------------------
Total                             $  28,519,156      20.04%
                                ==================================

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1. "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

WorldCom, Inc.

     On May 10, 2004, Citigroup announced that it had agreed to pay $2.65 billion to settle the WorldCom class action suits.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the three months ended June 30, 2003 there were additional sales of 18.5084 Redeemable Units totaling $23,000. The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Period                          (a)  Total  Number  of  (b)   Average    Price  (c)  Total  Number of  (d)   Maximum   Number
                                Shares    (or   Units)  Paid  per   Share  (or  Shares   (or   Units)  (or        Approximate
                                Purchased*              Unit)**                 Purchased  as Part of  Dollar    Value)    of
                                                                                Publicly    Announced  Shares    (or   Units)
                                                                                Plans or Programs      that    May   Yet   Be
                                                                                                       Purchased   Under  the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
April 1, 2004 - April 30, 2004  1,019.8634              $1,313.44               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
May 1, 2004 - May 31, 2004      948.4771                $1,272.84               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
June 1, 2004 - June 30, 2004    972.7521                $1,196.65               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                           2,941.0926              $1,260.98               N/A                    N/A
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

     Exhibit - 31.1 - Rule 13a-14(a)/15d-14(a)  Certification  (Certification of
          President and Director)

     Exhibit - 31.2 - Rule 13a-14(a)/15d-14(a)  Certification  (Certification of
          Chief Financial Officer and Director)

     Exhibit - 32.1 - Section 1350 Certification (Certification of President and
          Director).

     Exhibit -  32.2  -  Section  1350  Certification  (Certification  of  Chief
          Financial Officer and Director).

     (b)  Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.



By:        Citigroup Managed Futures LLC
           (General Partner)


By:        /s/ David J. Vogel
           ------------------------------------------
           David J. Vogel
           President and Director


Date:    August 6, 2004
         ----------------------


By:       /s/ Daniel R. McAuliffe, Jr.
          --------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and Director

Date:    August 6, 2004
         ----------------------

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

Date:     August 6, 2004
         ----------------------
                                                    /s/ David J. Vogel
                                                   -----------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

Date:     August 6, 2004
         ----------------------              /s/ Daniel R. McAuliffe, Jr.
                                            -----------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: August 6, 2004
      --------------

 /s/ David J. Vogel
--------------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

                                  Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date :August 6, 2004
      -------------

/s/ Daniel R. McAuliffe, Jr.
--------------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director