Form 10-Q
period 2004-09-30
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2004-11-09
CIK 1095007

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2004

Commission File Number 000-32599

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-4077759
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
399 Park Avenue – 7th Fl.
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
FORM 10-Q
INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2004 and December 31, 2003 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2004 and December 31, 2003 (unaudited)	4 - 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2004 and 2003 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 - 15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 - 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 - 20
Item 4.	Controls and Procedures	20
PART II - Other Information		21

Part I

Item 1. Financial Statements

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2004	December 31, 2003
Assets:
Equity in commodity futures trading account:
Cash (restricted $19,324,024 and $28,506,398 in 2004 and 2003, respectively)	$142,869,345	$169,176,832
Investment in JWH Strategic Allocation Master Fund LLC, at fair value	22,139,763	27,511,019
Net unrealized appreciation on open futures positions	6,253,956	7,061,311
Unrealized appreciation on open forward contracts	6,194,993	9,476,678
	177,458,057	213,225,840
Interest receivable	144,702	99,914
	$177,602,759	$213,325,754
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$4,709,703	$4,193,444
Accrued expenses:
Commissions	765,265	959,143
Management fees	252,862	314,414
Incentive fees	64,062	6,197,474
Other	237,473	141,052
Redemptions payable	2,640,332	1,876,109
	8,669,697	13,681,636
Partners' capital:
General Partner, 2,005.1490 Unit equivalents outstanding in 2004 and 2003	2,390,579	2,614,434
Limited Partners, 139,691.6103 and 151,112.2926 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	166,542,483	197,029,684
	168,933,062	199,644,118
	$177,602,759	$213,325,754

See Accompanying Notes to Unaudited Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 2.20%	$3,716,690
	Unrealized depreciation on forward contracts (1.44)%	(2,433,415)
	Total forward contracts 0.76%	1,283,275
	Futures contracts purchased 0.52%	887,282
	Futures contracts sold (0.02)%	(42,874)
	Total futures contracts 0.50%	844,408
Total Currencies 1.26%		2,127,683
Energy	Futures contracts purchased 1.10%	1,853,798
	Futures contracts sold (0.06)%	(96,500)
Total Energy 1.04%		1,757,298
Total Grains 0.50%	Futures contracts sold 0.50%	845,691
Interest Rates U.S.
	Futures contracts purchased 0.26%	450,328
	Futures contracts sold (0.00)%*	(5,850)
Total Interest Rates U.S. 0.26%		444,478
Interest Rates Non-U.S.
	Futures contracts purchased 1.24%	2,086,196
	Futures contracts sold (0.01)%	(12,101)
Total Interest Rates Non-U.S. 1.23%		2,074,095
Metals
	Futures contracts purchased 0.13%	214,620
	Unrealized appreciation on forward contracts 1.47%	2,478,303
	Unrealized depreciation on forward contracts (1.35)%	(2,276,288)
	Total forward contracts 0.12%	202,015
Total Metals 0.25%		416,635
Softs
	Futures contracts purchased (0.00)%*	(3,184)
	Futures contracts sold 0.01%	23,763
Total Softs 0.01%		20,579
Indices
	Futures contracts purchased (0.11)%	(186,787)
	Futures contracts sold 0.14%	239,574
Total Indices 0.03%		52,787
Total Fair Value 4.58%		$7,739,246

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$78,370	1.01%
Canada	34,912	0.45
France	(68,237)	(0.88)
Germany	682,909	8.82
Hong Kong	(19,544)	(0.25)
Japan	683,743	8.84
Spain	(21,347)	(0.28)
Sweden	4,553	0.06
United Kingdom	1,315,563	17.00
United States	5,048,324	65.23
	$7,739,246	100.00%

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding

See Accompanying Notes to Unaudited Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2003
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased 2.03%	$4,047,456
	Futures contracts sold (0.93)%	(1,849,012)
	Total forward contracts 1.10%	2,198,444

	Unrealized appreciation on forward contracts 0.66%	1,316,533
	Unrealized depreciation on forward contracts (0.12)%	(239,842)
	Total futures contracts 0.54%	1,076,691
Total Currencies 1.64%		3,275,135

Energy
	Futures contracts purchased 0.02%	39,200
	Futures contracts sold 0.00%*	620
Total Energy 0.02%		39,820

Grains
	Futures contracts purchased (0.01)%	(25,162)
	Futures contracts sold (0.01)%	(27,753)
Total Grains (0.02)%		(52,915)

Total Interest Rates U.S. (0.02)%	Futures contracts purchased (0.02)%	(48,473)

Interest Rates Non-U.S.
	Futures contracts purchased 0.17%	347,550
	Futures contracts sold (0.06)%	(114,757)
Total Interest Rates Non-U.S. 0.11%		232,793

Total Livestock (0.00)%*	Futures contracts sold 0.00%*	(2,685)

Metals
	Total Futures contracts purchased 0.49%	980,703

	Unrealized appreciation on forward contracts 4.08%	8,160,145
	Unrealized depreciation on forward contracts (1.98)%	(3,953,602)
	Total forward contracts 2.10%	4,206,543
Total Metals 2.59%		5,187,246

Softs
	Futures contracts purchased (0.02)%	(42,745)
	Futures contracts sold (0.00%)*	(241)
Total Softs (0.02)%		(42,986)

Indices
	Futures contracts purchased 1.84%	3,682,930
	Futures contracts sold 0.04%	73,680
Total Indices 1.88%		3,756,610

Total Fair Value 6.18%		$12,344,545

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$34,058	0.28%
Canada	398,828	3.23
Germany	738,320	5.98
France	68,479	0.55
Hong Kong	30,246	0.25
Italy	(27,542)	(0.22)
Japan	89,902	0.73
Spain	362,977	2.94
United Kingdom	4,688,897	37.98
United States	5,960,380	48.28
	$12,344,545	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding.

See Accompanying Notes to Unaudited Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(10,411,422)	$(9,636,120)	$1,512,684	$36,525,324
Change in unrealized gains (losses) on open positions and investment in Partnership	12,170,029	5,776,871	(7,652,189)	(14,807,926)
	1,758,607	(3,859,249)	(6,139,505)	21,717,398

Interest income	406,429	306,397	1,042,940	1,198,333
	2,165,036	(3,552,852)	(5,096,565)	22,915,731

Expenses:
Brokerage commissions including clearing fees of $76,928, $125,252, $289,328 and $455,010, respectively	2,538,149	2,993,489	8,421,700	9,270,462
Management fees	773,279	904,838	2,574,885	2,825,604
Incentive fees	(456,958)	(1,129,146)	64,062	2,734,670
Other expenses	38,460	152,961	157,994	209,205
	2,892,930	2,922,142	11,218,641	15,039,941

Net income (loss)	(727,894)	(6,474,994)	(16,315,206)	7,875,790

Additions – Limited Partners	—	—	—	40,329,000
Redemptions – Limited Partners	(6,226,687)	(4,387,336)	(14,395,850)	(14,874,654)

Net increase (decrease) in Partners' capital	(6,954,581)	(10,862,330)	(30,711,056)	33,330,136

Partners' capital, beginning of period	175,887,643	201,052,149	199,644,118	156,859,683

Partners' capital, end of period	$168,933,062	$190,189,819	$168,933,062	$190,189,819
Net asset value per Redeemable Unit (141,696.7593 and 157,152.5365 Redeemable Units outstanding at September 30, 2004 and 2003, respectively)	$1,192.22	$1,210.22	$1,192.22	$1,210.22

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(4.43)	$(40.70)	$(111.64)	$52.78

See Accompanying Notes to Unaudited Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$(727,894)	$(6,474,994)	$(16,315,206)	$7,875,790
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in investment in JWH Strategic Allocation Master Fund LLC, at fair value	(1,128,479)	(2,750,415)	5,371,256	(27,072,164)
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(7,653,663)	(4,552,774)	807,355	11,615,847
(Increase) decrease in unrealized appreciation on open forward contracts	(4,583,273)	(1,412,453)	3,281,685	(1,405,649)
(Increase) decrease in interest receivable	(35,627)	28,019	(44,788)	26,655

Increase (decrease) in unrealized depreciation on open forward contracts	1,870,754	(1,526,196)	516,259	82,909
Accrued expenses:
Increase (decrease) in commissions	(26,348)	(58,224)	(193,878)	117,789
Increase (decrease) in management fees	(8,645)	(24,156)	(61,552)	33,561
Increase (decrease) incentive fees	(456,958)	(1,129,146)	(6,133,412)	(1,292,285)
Increase (decrease) in other	17,224	(132,810)	96,421	(76,565)
Increase (decrease) in redemptions payable	1,476,288	(911,834)	764,223	(105,694)
Net cash provided by (used in) operating activities	(11,256,621)	(18,944,983)	(11,911,637)	(10,199,806)

Cash flows from financing activities:
Proceeds from additions – Limited Partners	—	—	—	40,329,000
Payments for redemptions – Limited Partners	(6,226,687)	(4,387,336)	(14,395,850)	(14,874,654)

Net cash provided by (used in) financing activities	(6,226,687)	(4,387,336)	(14,395,850)	25,454,346

Net change in cash	(17,483,308)	(23,332,319)	(26,307,487)	15,254,540
Cash, at beginning of period	160,352,653	188,892,193	169,176,832	150,305,334
Cash, at end of period	$142,869,345	$165,559,874	$142,869,345	$165,559,874

See Accompanying Notes to Unaudited Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
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

Between January 31, 2000 (commencement of the offering period) and May 30, 2000, 16,045 Redeemable Units of limited partnership interest and 162 Redeemable Unit equivalents representing the general partner's contribution were sold at $1,000 per Unit. The proceeds of the offering were held in an escrow account until May 31, 2000, at which time they were turned over to the Partnership for trading.

Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2004, all trading decisions for the Partnership are made by Campbell & Company, Inc., ("Campbell"), Graham Capital Management L.P. ("Graham"), Aspect Capital Limited ("Aspect") and John W. Henry and Company, Inc. ("JWH") (each, an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2004 and December 31, 2003, and the results of its operations and cash flows for the three and nine months ended September 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net realized and unrealized gains (losses)*	$(5.20)	$(43.38)	$(101.51)	$81.23
Interest income	3.21	2.25	8.11	7.94
Expenses**	(2.44)	0.43	(18.24)	(36.39)
Increase (decrease) for the period	(4.43)	(40.70)	(111.64)	52.78
Net Asset Value per Redeemable Unit, beginning of period	1,196.65	1,250.92	1,303.86	1,157.44
Net Asset Value per Redeemable Unit, end of period	$1,192.22	$1,210.22	$1,192.22	$1,210.22

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004		2003
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(6.9)%	(7.5)%	(7.1)%		(7.5)%
Operating expenses	7.8%	8.2%	7.8%		8.3%
Incentive fees	(0.3)%	(0.6)%	—	%*****	1.8%
Total expenses	7.5%	7.6%	7.8%		10.1%
Total return:
Total return before incentive fees	(0.6)%	(3.8)%	(8.6)%		6.1%
Incentive fees	0.2%	0.5%	—	%*****	(1.5)%
Total return after incentive fees	(0.4)%	(3.3)%	(8.6)%		4.6%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

*****	Due to rounding

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

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

The Customer Agreement between the Partnership and CGM, give the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2004 and the year ended December 31, 2003 based on the monthly calculation, were $4,087,058 and $8,060,646, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2004 and December 31, 2003, were $7,739,246 and $12,344,545, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnership:

As of September 30, 2004, the Partnership owned approximately 14.1% of the JWH Strategic Allocation Fund LLC, a New York limited liability company (the "JWH Fund"). The performance of the Partnership is partially affected by the performance of the JWH Fund. All net assets the Partnership allocates to JWH are held in the JWH Fund, which has certain financial information presented below:

JWH Strategic Allocation Master Fund LLC
Statements of Financial Condition
(Unaudited)

	September 30, 2004	December 31, 2003
Assets:
Equity in commodity futures trading account:
Cash (restricted $42,880,077 and $31,852,745 in 2004 and 2003, respectively)	$136,829,954	$131,979,502
Net unrealized appreciation on open futures positions	21,224,364	1,477,101
Unrealized appreciation on open forward contracts	7,396,003	13,496,013
Interest receivable	186,618	80,717
	$165,636,939	$147,033,333
Liabilities and Members' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$7,882,049	$1,799,594
Accrued expenses:
Professional fees	100,553	76,405
Distribution payable	186,618	80,717
	8,169,220	1,956,716
Members' Capital:
Members' capital, 106,782.8891 and 86,435.1829 Units outstanding in 2004 and 2003, respectively	157,467,719	145,076,617
	$165,636,939	$147,033,333

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

JWH Strategic Allocation
Master Fund LLC
Condensed Schedule of Investments
September, 30, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (2.91)%	$(4,587,209)
	Unrealized appreciation on forward contracts 2.74%	4,314,006
Total Currencies (0.17)%		(273,203)

Total Energy 5.41%	Futures contracts purchased 5.41%	8,512,543

Total Grains 2.04%	Futures contracts sold 2.04%	3,213,281

Total Interest Rates Non-U.S. 3.27%	Futures contracts purchased 3.27%	5,142,323

Total Interest Rates U.S. 1.39%	Futures contracts purchased 1.39%	2,195,114

Livestock
	Futures contracts sold (0.01)%	(10,190)
	Futures contracts purchased 0.01%	5,190

Total Livestock (0.00)%*		(5,000)
Metals
	Futures contracts sold (0.04)%	(70,020)
	Futures contracts purchased 1.13%	1,786,666
	Total futures contracts 1.09%	1,716,646

	Unrealized depreciation on forward contracts (2.09)%	(3,294,840)
	Unrealized appreciation on forward contracts 1.96%	3,081,997
	Total forward contracts (0.13)%	(212,843)
Total Metals 0.96%		1,503,803
Softs
	Futures contracts sold (0.01)%	(7,552)
	Futures contracts purchased 0.19%	304,713
Total Softs 0.18%		297,161
Indices
	Futures contracts sold 0.24%	382,564
	Futures contracts purchased (0.15)%	(230,268)
Total Indices 0.09%		152,296
Total Fair Value 13.17%		$20,738,318

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(90,465)	(0.43)%
Canada	16,093	0.08
Germany	666,514	3.21
Japan	3,785,630	18.25
United Kingdom	2,569,597	12.39
United States	13,790,949	66.50
	$20,738,318	100.00%

Percentages are based on Members' capital unless otherwise indicated

* Due to rounding

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

JWH Strategic Allocation
Master Fund LLC
Condensed Schedule of Investments
December 31, 2003
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 7.66%	$11,113,632
	Unrealized depreciation on forward contracts (1.22)%	(1,771,985)
Total Currencies 6.44%		9,341,647

Total Energy 0.90%	Futures contracts sold 0.90%	1,299,873

Total Grains 0.22%	Futures contracts purchased 0.22%	318,552
Interest Rates Non-U.S.
	Futures contracts sold (0.08)%	(121,386)
	Futures contracts purchased (0.01)%	(8,299)
Total Interest rates Non-U.S. (0.09)%		(129,685)

Total Interest Rates U.S. 0.01%	Futures contracts purchased 0.01%	19,950
Livestock
	Futures contracts sold 0.02%	27,750
	Futures contracts purchased (0.46)%	(671,770)
Total Livestock (0.44)%		(644,020)
Metals
	Futures contracts purchased 1.40%	2,028,135

	Unrealized depreciation on forward contracts (0.02)%	(27,609)
	Unrealized appreciation on forward contracts 1.64%	2,382,381
	Total forward contracts 1.62%	2,354,772
Total Metals 3.02%		4,382,907
Softs
	Futures contracts sold (0.15)%	(212,200)
	Futures contracts purchased (0.59)%	(854,280)
Total Softs (0.74)%		(1,066,480)
Indices
	Futures contracts sold (0.85)%	(1,230,359)
	Futures contracts purchased 0.61%	881,135
Total Indices (0.24)%		(349,224)
Total Fair Value 9.08%		$13,173,520

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(106,707)	(0.81)%
Canada	90,406	0.69
Germany	468,304	3.55
Japan	(1,350,542)	(10.25)
United Kingdom	2,351,597	17.85
United States	11,720,462	88.97
	$13,173,520	100.00%

Percentages are based on Members' capital unless otherwise indicated

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

JWH Strategic Allocation Master Fund LLC
Statements of Income and Expenses and Members' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) gains on closed positions and foreign currencies	$(20,744,051)	$(27,286,229)	$(28,443,643)	$3,915,850
Change in unrealized gains (losses) on open positions	33,392,528	18,232,797	7,564,798	(3,538,486)
Interest income	507,131	323,025	1,233,925	898,864
	13,155,608	(8,730,407)	(19,644,920)	1,276,228
Expenses:
Clearing fees	113,766	149,099	377,010	322,005
Other expenses	15,000	15,000	45,000	45,000
	128,766	164,099	422,010	367,005
Net income (loss)	13,026,842	(8,894,506)	(20,066,930)	909,223
Additions	5,082,000	6,425,000	42,524,000	61,407,545
Redemptions	(2,466,578)	(3,390,670)	(8,832,043)	(11,120,543)
Distribution of interest	(507,131)	(323,025)	(1,233,925)	(898,864)
Net increase (decrease) in Members' capital	15,135,133	(6,183,201)	12,391,102	50,297,361
Members' capital, beginning of period	142,332,586	146,939,977	145,076,617	90,459,415
Members' capital, end of period	$157,467,719	$140,756,776	$157,467,719	$140,756,776
Net asset value per Unit (106,782.8891 and 86,727.6842 Units outstanding at September 30, 2004 and 2003, respectively)	$1,474.65	$1,622.97	$1,474.65	$1,622.97
Net income (loss) per Unit of Member Interest	$121.55	$(102.73)	$(191.47)	$144.20

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

JWH Strategic Allocation Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$13,026,842	$(8,894,506)	$(20,066,930)	$909,223
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(26,493,272)	(5,252,049)	(19,747,263)	4,844,445
(Increase) decrease in unrealized appreciation on open forward contracts	(4,457,361)	(15,799,168)	6,100,010	(12,122,228)
(Increase) decrease in interest receivable	(37,629)	9,573	(105,901)	(1,823)
Increase (decrease) in unrealized depreciation on open forward contracts	(2,441,895)	2,818,420	6,082,455	10,816,269
Accrued expenses:
Increase (decrease) in professional fees	14,148	(11,800)	24,148	16,800
Increase (decrease) in distribution payable	37,629	(9,573)	105,901	1,823
Net cash provided by (used in) operating activities	(20,351,538)	(27,139,103)	(27,607,580)	4,464,509
Cash flows from financing activities:
Proceeds from additions	5,082,000	6,425,000	42,524,000	61,407,545
Payments for redemptions	(2,466,578)	(3,390,670)	(8,832,043)	(11,120,543)
Distribution of interest	(507,131)	(323,025)	(1,233,925)	(898,864)
Net cash provided by (used in) financing activities	2,108,291	2,711,305	32,458,032	49,388,138
Net change in cash	(18,243,247)	(24,427,798)	4,850,452	53,852,647
Cash, at beginning of period	155,073,201	159,392,728	131,979,502	81,112,283
Cash, at end of period	$136,829,954	$134,964,930	$136,829,954	$134,964,930

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

5.    Financial Instrument Risks:

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

The majority of these instruments mature within one year of September 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in the JWH Fund, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2004.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2004, Partnership capital decreased 15.4% from $199,644,118 to $168,933,062. This decrease was primarily attributable to net loss from operations of $16,315,206 coupled with the redemption of 11,420.6823 Redeemable Units of Limited Partnership Interest resulting in an outflow of $14,395,850. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investment in the JWH Fund is recorded at fair value, based upon the Partnership's proportionate interest held.

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

Results of Operations

During the Partnership's third quarter of 2004, the net asset value per Redeemable unit decreased 0.4% from $1,196.65 to $1,192.22 as compared to a decrease of 3.3% in the third quarter of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2004 of $1,758,607. Gains were primarily attributable to the trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, and were partially offset by losses in currencies, livestock, metals, softs and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2003 of $3,859,249. Losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates and softs and were partially offset by gains in grains, livestock, metals and indices.

During the Partnership's nine months ended September 30, 2004, the net asset value per Redeemable unit decreased 8.6% from $1,303.86 to $1,192.22 as compared to an increase of 4.6% for the nine months ended September 30, 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2004 of $6,139,505. Losses were primarily attributable to the trading of commodity futures in currencies, livestock, softs and indices and were partially offset by gains in energy, grains, metals, U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2003 of $21,717,398. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and indices and were partially offset by losses in livestock, metals and softs.

The third quarter of 2004 was characterized by continued difficult trading conditions for the Partnership's trend-following Advisors. The currency sector produced the greatest losses as the European and Asian currencies were unable to sustain any solid direction versus a weak U.S. dollar. These choppy market conditions carried over to the U.S. and non-U.S. interest rate markets as the Federal Reserve Bank tightened short-term rates in spite of persistent market driven lower long-term interest rates. Trading nonetheless was profitable in both markets for the quarter. Trading in global stock market indices was unprofitable for the Partnership's Advisors as the lack of direction caused trends to be initiated and only to be reversed a short time later.

The most significant market for the Partnership during the quarter was energy. Trading in crude oil, natural gas and gas oil contributed profits notably in September to bring the Partnership back to near flat for the quarter. Energy positions were profitable for all three months as crude oil hit successive highs each month ending September at over $50 per barrel. Trading in grains was profitable for the period while metals and softs were slightly negative for the period.

Overall, after a difficult second quarter and beginning of the third quarter, market trends emerged late in the quarter in both commodity and financial markets that were conducive to the Advisors' trend-following approaches. While a decline in the price of energy is possible in the fourth quarter that might lead to a give-back in open profits over the short term, the overall expectation is for continued directionless financial markets until political, financial and economic trends become more evident.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non competitive yield on the three month U.S. Treasury bill maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or to place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2004 increased by $100,032 and decreased by $155,393 as compared to the corresponding periods in 2003. The increase in interest income in the third quarter of 2004 is due to increasing interest rates during the period, partially offset by the effect of lower net assets. The decrease in interest income is due to decreasing net assets during the nine months ended September 30, 2004 as compared to 2003, partially offset by the effect of increasing interest rates.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Commissions and fees for the three and nine months ended September 30, 2004 decreased by $455,340 and $848,762, respectively, as compared to the corresponding periods in 2003. The decrease is primarily due to a decrease in net assets during the three and nine months ended September 30, 2004 as compared to 2003.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2004 decreased by $131,559 and $250,719, respectively, as compared to the corresponding periods in 2003. The decrease is primarily due to a decrease in net assets during the three and nine months ended September 30, 2004 as compared to 2003.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended September 30, 2004 resulted in the reversal of the incentive fee accrual of $456,958 compared to incentive fee accrual reversal of $1,129,146 for the three months ended September 30, 2003. Trading performance for the nine months ended September 30, 2004 resulted in an incentive fee accrual of $64,062, compared to an incentive fee accrual of $2,734,670 for the nine months ended September 30, 2003.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

Market movements result in frequent changes in the fair value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Partnership's open positions and the liquidity of the markets in which the Partnership trades.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2004 and the highest, lowest and average value during the three months ended September 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2004, the Partnership's total capitalization was $168,933,062. There has been no material change in the trading value at risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

September 30, 2004
(Unaudited)

			Three Months Ended September 30, 2004
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies:
– Exchange Traded Contracts	$856,451	0.51%	$976,934	$696,034	$863,406
– OTC	2,987,657	1.77%	3,383,988	2,063,213	3,093,976
Energy	1,883,269	1.11%	2,205,121	593,269	1,573,635
Grains	287,472	0.17%	414,937	205,567	323,817
Interest Rates U.S.	1,344,800	0.80%	1,617,050	367,200	1,122,397
Interest Rates Non-U.S.	5,911,424	3.50%	6,547,496	2,228,234	5,346,815
Metals
– Exchange Traded Contracts	293,000	0.17%	293,000	26,500	234,500
– OTC	1,036,725	0.61%	1,286,545	448,149	844,899
Softs	148,726	0.09%	545,145	69,251	251,446
Indices	2,880,756	1.71%	6,591,828	1,897,391	3,725,531
Total	$17,630,280	10.44%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2004, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1. "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

Enron Corp.

A Citigroup affiliate, along with other defendants, settled all claims against it in IN RE NEWPOWER HOLDINGS SECURITIES LITIGATION, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Dynegy Inc.

On October 7, 2004, the United States District Court for the Southern District of Texas granted the motion to dismiss all claims against the Citigroup defendants in IN RE DYNEGY INC. SECURITIES LITIGATION. The District Court also denied lead plaintiff's request for leave to replead. The case was a putative class action brought on behalf of purchasers of publicly traded Dynegy debt and equity securities.

WorldCom, Inc.

The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs' motions to remand to state court a large group of WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit's ruling.

On September 17, 2004, WEINSTEIN, ET AL. V. EBBERS, ET AL., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. Plaintiffs have noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit.

Citigroup and CGM, along with a number of other defendants, have settled RETIREMENT SYSTEMS OF ALABAMA, ET AL. V. J.P. MORGAN CHASE & CO., ET AL., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in IN RE TARGETS SECURITIES LITIGATION, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement must be approved by the Court.

A fairness hearing will be held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in IN RE WORLDCOM, INC. SECURITIES LITIGATION.

Research

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Other

On October 13, 2004, the United States District Court for the Southern District of New York certified a class in various representative cases with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions.

An appeal of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is scheduled to be argued in December 2004.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 - July 31, 2004	1,153.5431	$1,169.22	N/A	N/A
August 1, 2004 – August 31, 2004	1,918.3892	$1,166.40	N/A	N/A
September 1, 2004 – September 30, 2004	2,214.6352	$1,192.22	N/A	N/A
Total	5,286.5675	$1,175.95	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

Exhibit – 32.1 – Section 1350 Certification (Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC (General Partner)

By:	/s/ David J. Vogel David J. Vogel President and Director

Date:  November 9, 2004

By:	/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director

Date:  November 9, 2004