Form 10-K
period 2004-12-31
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2005-03-16
CIK 1095007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended December 31, 2004

Commission File Number 000-32599

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-4077759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
399 Park Ave. – 7th Fl.
New York, New York 10022

(Address and Zip Code of principal executive offices)

(212) 559-2011

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:   Redeemable Units of Limited Partnership nterest

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

Yes X        No

Limited Partnership Redeemable Units with an aggregate value of $173,254,000 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2005, 128,815.0408 Limited Partnership Redeemable Units were outstanding.

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

Sales of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2004, 2003 and 2002, are reported in the Statement of Changes in Partners' Capital on page F-11 under "Item 8. Financial Statements and Supplementary Data".

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

Effective May 22, 2003, the Partnership allocated a portion of the Partnerships' capital to the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability company (the "JWH Master"). With this cash the Partnership purchased 14,370.0894 Units of JWH Master with a fair value of $27,367,545. JWH Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. ("JWH"), using the Strategic Allocation Program, JWH's proprietary trading program, to invest together in one trading vehicle. The General Partner is the Managing Member of JWH Master. The individual and pooled accounts currently managed by JWH, including the Partnership (collectively, the "Feeder Funds"), are permitted to be a non-managing member of JWH Master. The General Partner and JWH believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in JWH Master are approximately the same and redemption rights are not affected.

As of December 31, 2004, the Partnership owns approximately 12.21% of JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master.

As of December 31, 2004, all commodity trading decisions are made for the Partnership by JWH, Graham Capital Management, L.P. ("Graham"), Campbell & Company, Inc. ("Campbell") and Aspect Capital Limited ("Aspect") (collectively, the "Advisors"). None of the Advisors are affiliated with one another, the General Partner or CGM. The Advisors are not responsible for the organization or operation of the Partnership. Effective April 30, 2003, Beacon Management Corp. was terminated as an Advisor to the Partnership.

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

(b)    Financial information about industry segments.    The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 2004, 2003 and 2002 is set forth under "Item 6. Selected Financial Data". Partnership's capital as of December 31, 2004, was $180,295,345.

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

REGULATORY MATTERS

Both the Department of Labor and the Internal Revenue Service ("IRS") have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

In April 2000, CGM and several other broker-dealers entered into a settlement with the IRS and the SEC, concluding an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.

IPO REGULATORY INQUIRIES

Since April 2002, CGM and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research on IPO allocation inquiries. With respect to issues raised by the NASD, the NYSE and the SEC about CGM's and other firms' e-mail retention practices, CGM and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. CGM agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing.

IPO CIVIL LITIGATION

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss.

On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision.

Also filed in the Southern District of New York against CGM and other investment banks were several alleged class actions that were consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the court granted CGM's motion to dismiss the consolidated amended complaint in the antitrust case. An appeal to the Second Circuit of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is pending.

RESEARCH SETTLEMENT

On April 28, 2003, CGM announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District Columbia and Puerto Rico)

to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). As part of the Research Settlement, CGM has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring CGM from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring CGM to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring CGM to cease and desist from violations of corresponding NASD rules and requiring CGM to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring CGM to cease and desist from violations of corresponding NYSE rules and requiring CGM to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. The Research Settlement requires CGM to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. CGM reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the 2002 fourth quarter.

To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against CGM and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement. In May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, CGM also has entered into separate settlement agreements with numerous states and certain U.S. territories.

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

ENRON REGULATORY SETTLEMENT

On July 28, 2003, Citigroup (CGM's ultimate parent) entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron Corp. and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

ENRON-RELATED CIVIL ACTIONS

CGM, Citigroup and various other Citigroup-related entities have been named as defendants in over 20 civil lawsuits pending in state and federal courts throughout the United States, alleging claims against Citigroup and CGM based on their dealings with Enron. The majority of these cases have been brought by purchasers and sellers of Enron equity and debt securities and Enron-linked securities. Many of the plaintiffs in these actions are large, institutional investors that had substantial Enron and Enron-linked holdings. The lawsuits collectively allege as against Citigroup and/or its affiliates and subsidiaries, among other things, federal securities fraud, state law claims of negligent misrepresentation, fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and related claims. In most of these lawsuits, Citigroup is named as a co-defendant along with other investment banks alleged to have had dealings with Enron. The majority of cases pending in the federal courts have been, or are in the process of being, consolidated before a single judge in the United States District Court for the Southern District of Texas. In addition, in five adversary proceedings in the Enron Chapter 11 bankruptcy, Enron and, in one case, its co-debtor affiliates and subsidiaries, and the Official Committee of Unsecured Creditors of Enron Corp., et al., have named Citigroup and/or its affiliates or subsidiaries as defendants.

A Citigroup affiliate, along with other defendants, settled all claims against it in In Re: Newpower Holdings Securities Litigation, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

WORLDCOM-RELATED LITIGATION

Citigroup, CGM and certain executive officers and current and former employees have been named as defendants — along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors — in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 In Re: Worldcom, Inc. Securities Litigation. The class action complaint asserts claims against CGM under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied CGM's motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGM's research reports concerning WorldCom and/or CGM's role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remand their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On May 10, 2004, Citigroup announced that it had agreed to pay $2.58 billion to settle the WorldCom class action suits. The United States District Court for the Southern District of New York granted approval to the proposed settlement on November 10, 2004.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action.

Citigroup and CGM, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005.

A fairness hearing was held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in In Re: Worldcom, Inc. Securities Litigation.

GLOBAL CROSSING

On or about January 28, 2003, lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMH and certain executive officers and current and former employees. The purported class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with CGM's research reports about Global Crossing and Asia Global Crossing and for CGM's roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup related defendants moved to dismiss all of the claims against them on July 2, 2004. The plaintiffs and the Citigroup related defendants have reached an agreement in principle on the terms of a settlement of this action.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM's research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup related defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.

ADELPHIA COMMUNICATIONS CORPORATION

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District were filed. The motions are currently pending.

MUTUAL FUNDS

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

Several issues in the mutual fund industry have come under scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews.

RESEARCH ANALYST LITIGATION

Since May 2002, CGM and certain executive officers and current and former employees have been named as defendants in numerous alleged class action complaints, individual actions, and arbitration demands by purchasers of various securities alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., AT&T Corp., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. The alleged class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup related defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the Metromedia action.

In addition to the alleged research class actions, several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with CGM's publication of research about Qwest and its underwriting of Qwest securities.

Two alleged class actions against CGM asserting common law claims in connection with published investment research on behalf of CGM customers have been dismissed by United States District Courts,

one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which is pending on appeal to the United States Courts of Appeals for the Third Circuit. Two more putative class actions raising similar claims are pending against CGM, one in the United States District Court for the Southern District of New York (Norman v. Salomon Smith Barney, et al.) and the other in Illinois state court (Disher v. CGM Inc.). On June 9, 2004, the District Court denied CGMI's motion to dismiss Norman v. Salomon Smith Barney, et al., a case which asserts violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney.

SUPERVISORY INVESTIGATION

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoenas and letters.

WEST VIRGINIA ATTORNEY GENERAL SUIT

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

CITIGROUP SHAREHOLDER LITIGATION

In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of Citigroup's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. On August 10, 2004, Judge Swain granted Citigroup's motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.

NASD SETTLEMENT

In November 2004, CGM entered into a final agreement with the NASD to resolve the NASD's investigation into certain of its selling practices. Without admitting or denying any allegations or findings, CGM accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. CGM consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material adverse effect on the business of CGM.

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

(b)    Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2004, was 5,484.

(c)    Distribution. The Partnership did not declare a distribution in 2004 and 2003.

(d)    Use of Proceeds. There were no additional sales of units for the year ended December 31, 2004. For the period ended December 31, 2003, there were additional sales of 33,441.1203 Redeemable Units totaling $40,329,000. For the period ended December 31, 2002, there were additional sales of 75,434.1122 Redeemable Units totaling $78,728,000 and contributions by the General Partner representing 1,311.3712 Unit equivalents totaling $1,383,000. Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6.    Selected Financial Data.

Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, and total assets at December 31, 2004, 2003, 2002, 2001 and 2000 were as follows:

	2004	2003	2002	2001	2000

Realized and unrealized trading gains (losses) and investment in Partnership net of brokerage commissions (including clearing fees), of $11,084,448, $12,202,287, $7,000,104, $3,132,288 and $803,045 respectively	$9,343,350	$31,238,145	$22,692,993	$(1,626,277)	$2,637,312
Interest income	1,593,137	1,500,941	1,445,439	1,330,414	633,253
	$10,936,487	$32,739,086	$24,138,432	$(295,863)	$3,270,565
Net income (loss)	$5,440,660	$22,424,063	$17,290,120	$(1,932,112)	$2,246,017
Increase (decrease) in Net Asset Value per Redeemable Unit	$43.49	$146.42	$136.60	$(30.32)	$42.22
Total assets	$192,831,825	$213,325,754	$166,121,040	$71,587,137	$31,557,418

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

The General Partner manages all the business affairs of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership's assets to John W. Henry & Company, Inc. ("JWH"), Graham Capital Management, L.P. ("Graham"), Campbell & Company, Inc. ("Campbell") and Aspect Capital Limited ("Aspect"), (collectively, the "Advisors"). The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the management agreements; and

•	monitoring the activity of the Advisors.

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

The programs traded by each Advisor on behalf of the Partnership are: Aspect – Diversified Program ("Diversified"), Campbell — Financial, Metal & Energy Small Portfolio ("FME Small"), Graham — Global Diversified Program ("GDP") and JWH — Strategic Allocation Program ("SAP"). As of December 31, 2004, the Partnership's assets were allocated among the trading Advisors in the following approximate percentages: Aspect, 26%, Campbell, 28%, Graham, 31%, and JWH, 15%.

John W. Henry & Company, Inc.

JWH specializes in managing institutional and individual capital in the global futures, interest rate and foreign exchange markets. Since 1981, JWH has developed and implemented proprietary trend-following trading techniques that focus on long-term trends.

JWH trades its Strategic Allocation Program ("SAP") on behalf of the Partnership, through its investment in JWH Master. SAP's objective is capital appreciation with the reduction of the volatility and risk of loss that typically would be associated with an investment in any one JWH investment program.

JWH currently operates 11 investment programs including SAP. Any or all of the other ten programs may be included in SAP from time to time. Each investment program has distinctive style, timing, and market characteristics. SAP program selection and allocations are made at the discretion of the JWH Investment Policy Committee.

As of December 31, 2004, JWH Master's assets were allocated among the JWH programs as follows:

Percentage Allocation in JWH Master as of December 31, 2004
Broadly Diversified Programs
• Original Investment Program	17.5%
• Global Diversified Portfolio	5%
• JWH GlobalAnalytics® Family of Programs	10%
Financial Programs
• Financial and Metals Portfolio	20%
• Global Financial & Energy Portfolio	15%
• Worldwide Bond Program	5%
Foreign Exchange Programs
• Dollar Programs	5%
Multiple Style Programs
• Currency Strategic Allocation Program	22.5%

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

Campbell & Company, Inc.

Campbell trades its FME Large Portfolio for the Partnership. Campbell's trading models are designed to detect and exploit medium-term to long-term price changes, while also applying risk management and portfolio management principles.

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

(a)    Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its (i) equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures positions, unrealized appreciation on forward contracts and interest receivable, (ii) its investment in JWH Master. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

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

In the normal course of business, the Partnership directly, and through its investment in JWH Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all or some of his Redeemable Units to be redeemed by the Partnership at the Redemption value per Redeemable Unit thereof as of the last day of each month, ending at least three months after such Redeemable Units have been issued, on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2004, 19,302.1662 Redeemable Units were redeemed totaling $24,789,433. For the year ended December 31, 2003, 15,846.8766 Redeemable Units were redeemed totaling $19,968,628. For the year ended December 31, 2002, 9,611.6513 Redeemable Units were redeemed totaling $10,413,271. Redemption/subscription value per Redeemable Unit differs from Net Asset Value per Redeemable Unit calculated for financial reporting purposes in that the remaining liability for reimbursement of offering and organization expenses for the Initial Offering Period will not be included in the calculation of redemption/subscription value per Redeemable Unit.

Offering and organization expenses of approximately $750,000, relating to the issuance and marketing of the Partnership's Redeemable Units offered were initially paid by CGM. These costs were reimbursed to CGM by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

In addition, the Partnership has recorded interest expense of $0, $0 and $3,846, for the periods ended December 31, 2004, 2003 and 2002, which is included in other expenses.

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

(c)    Results of Operations.

For the year ended December 31, 2004, the Net Asset Value per Redeemable Unit increased 3.3% from $1,303.86 to $1,347.35. For the year ended December 31, 2003, the Net Asset Value per Redeemable Unit increased 12.7% from $1,157.44 to $1,303.86. For the year ended December 31, 2002, the Net Asset Value per Redeemable Unit increased 13.3% from $1,021.68 to $1,157.44.

The partnership experienced net trading gains of $20,427,798 before commissions and expenses in 2004. Gains were primarily attributable to the trading of energy, grains, livestock and non-U.S. interest rates and were partially offset by losses in currencies, U.S. interest rates, metals, softs and indices.

Trading results for the year 2004 can be described in four distinct periods: the first two months of the year produced positive results of nearly 11% with trends carrying over from late 2003, the next six months which saw trend disruptions and produced losses of approximately 19%, the third period September through November saw a recovery period with profits of over 14% but from a lower base, and finally the month of December which stands alone as basically break-even with the Partnership ending the year up 3.3%. The results for the year were heavily influenced by two historic trends: the decline in the value of the U.S. dollar versus major currencies and the run-up in the price of crude oil to over $50 a barrel.

The year started strongly with many of the trends from late 2003 continuing into early 2004. Notably lower interest rates in the U.S. and other major countries fostered strong global economic growth and pressured commodity prices. These forces resulted in upward trends in many sectors, especially energy, metals and grains and provided profitable trading opportunities for the Partnership's advisors. These trends persisted into early March when economic indicators in the U.S. and China suggested rising inflation and markets reversed precipitously with higher interest rates, collapsing commodity prices and the dollar reversal.

This began a protracted period of tentative and conflicting trends across many sectors. As expected in the nature of trend-following, the strength of profitable trends is often followed by temporary but often severe periods of losses. April though June was such a period for nearly all of the Partnership's advisors as they adjusted positions from what had been profitable, long-term trends to choppy, directionless and volatile markets. Particularly treacherous and thus unprofitable was trading in U.S. and Asian interest rates and global stock indices while energy, metals and grains provided some offsetting profits. The fundamental economic concerns hanging over these markets were further exacerbated by the uncertainty surrounding the tightly contested U.S. presidential election.

With the year looking dismal going into the fall, the price of crude oil resumed its climb to $50 a barrel brought on by a deteriorating security situation in Iraq, Saudi Arabia political turmoil, and renewed threats of terrorism. Long positions in the energy sector continued to provide profits to the Partnership through the end of the third quarter and into the fourth quarter. Later in the fourth quarter the U.S. dollar began a precipitous slide toward $1.40 to the euro. These renewed trends in currency prices combined with declining interest rates and stronger global stock markets were favorable to the Partnership's advisors and provided a solidly profitable October and November for the Partnership.

December, in some respects, was a microcosm of the whole year with volatility across many markets especially currencies and energy with the net effect being a small gain for the month and an overall increase in net asset value per unit for the Partnership for the year.

The Partnership experienced net trading gains of $43,308,557 before commissions and expenses in 2003. Gains were primarily attributable to the trading of currencies, energy, grains, metals and indices and were partially offset by losses in U.S. and non-U.S. interest rates, livestock, and softs.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's Redeemable Unit holders, creditors, and regulators, is free of material errors.

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership losses in any market sector will be limited to Value at Risk or by the Partnership attempts to manage its market risk.

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

The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership open positions is directly reflected in the Partnership's earnings (realized and unrealized).

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2004, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2004, the Partnership's total capitalization was $180,295,345.

			Year to Date
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies
— Exchange Traded Contracts	$64,500	0.04%	$3,226,506	$64,500	$1,292,340
— OTC Contracts	6,166,155	3.42%	6,166,155	458,131	2,551,156
Energy	1,909,926	1.06%	3,934,200	360,004	1,569,524
Grains	120,688	0.07%	671,306	85,443	315,005
Interest rates U.S.	1,285,055	0.71%	3,298,200	367,200	1,363,378
Interest rates Non-U.S.	3,802,170	2.11%	8,238,149	1,905,629	4,761,466
Livestock	32,800	0.02%	34,400	28,800	32,320
Metals
— Exchange Traded Contracts	122,000	0.07%	542,200	20,000	248,583
— OTC	1,199,211	0.66%	1,735,324	206,700	716,920
Softs	311,010	0.17%	744,345	69,251	319,925
Indices	8,852,475	4.91%	9,984,163	1,317,502	4,960,390
Total	$23,865,990	13.24%

* annual average based on month-end value at risk.

As of December 31, 2003, the Partnership's total capitalization was $199,644,118.

December 31, 2003

			Year to Date
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies
— Exchange Traded Contracts	$3,596,824	1.80%	$4,042,447	$1,267,819	2,805,094
— OTC Contracts	1,289,721	0.65%	2,252,864	1,115,088	1,486,731
Energy	3,712,850	1.86%	5,826,600	418,370	2,597,884
Grains	199,881	0.10%	3,221,679	151,459	846,269
Interest rates U.S.	1,788,350	0.90%	3,880,250	301,075	1,775,940
Interest rates Non-U.S.	3,173,113	1.59%	6,792,714	1,690,507	3,779,741
Livestock	34,400	0.02%	653,200	4,200	104,594
Metals
— Exchange Traded Contracts	476,100	0.24%	2,129,400	161,100	742,183
— OTC Contracts	1,261,185	0.63%	1,859,625	226,350	1,239,859
Softs	348,320	0.17%	1,829,423	100,950	733,213
Indices	8,687,716	4.35%	11,486,757	352,780	6,235,130
Total	$24,568,460	12.31%

* annual average based on month-end value at risk.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — give no indication of this "risk of ruin."

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2004, by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership also takes futures positions on the government debt of smaller nations — e.g., Australia.

Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a currency other than dollars.

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of

December 31, 2004, the Partnership's primary exposures were in the EURO Stoxx Index and E-MINI Nasdaq stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

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

Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Corn, cotton, sugar, soybeans, soybean meal, soybean oil and wheat accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2004.

Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2004.

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

Item 8.    Financial Statements and Supplementary Data.

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-2
Management's Report on Internal Control over Financial Statements	F-3
Report of Independent Registered Public Accounting Firm	F-4-F-6
Financial Statements:
Statements of Financial Condition at December 31, 2004 and 2003	F-7
Condensed Schedules of Investments at December 31, 2004 and 2003	F-8-F-9
Statements of Income and Expenses for the years ended December 31, 2004, 2003 and 2002	F-10
Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002	F-11
Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-12
Notes to Financial Statements	F-13-F-17
Selected Unaudited Quarterly Financial Data	F-18

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
Citigroup Managed Futures LLC 399 Park Avenue 7th Floor New York, N.Y. 10022 212-559-2011

Management's Report on Internal Control over
Financial Reporting

The management of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership"), Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership's internal control system was designed to provide reasonable assurance to the Partnership's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2004, the Partnership's internal control over financial reporting is effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, the Partnership's independent registered public accounting firm, as stated in their reports appearing on the following pages, which express unqualified opinions on management's assessment and on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004.

Report of Independent Registered Public Accounting Firm

To the Partners of
Salomon Smith Barney Diversified 2000 Futures Fund L.P.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Salomon Smith Barney Diversified 2000 Futures Fund L.P. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of the Partnership, including the condensed schedules of investments, as of December 31, 2004 and 2003, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

/s/   KPMG LLP
New York, New York
March 14, 2005

Report of Independent Registered Public Accounting Firm

To the Partners of
Salomon Smith Barney Diversified 2000 Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the Partnership), including the condensed schedules of investments, as of December 31, 2004 and 2003, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salomon Smith Barney Diversified 2000 Futures Fund L.P. as of December 31, 2004 and 2003, and the results of its operations, changes in its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/   KPMG LLP
New York, New York
March 14, 2005

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
December 31, 2004 and 2003

	2004	2003
Assets:
Investment in Partnership, at fair value	$27,780,607	$27,511,019
Cash (restricted $26,147,161 and $28,506,398 in 2004 and 2003, respectively) (Note 3c)	154,424,701	169,176,832
Net unrealized appreciation on open futures positions	3,659,841	7,061,311
Unrealized appreciation on open forward contracts	6,760,475	9,476,678
	192,625,624	213,225,840
Interest receivable (Note 3c)	206,201	99,914
	$192,831,825	$213,325,754
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$6,671,257	$4,193,444
Accrued expenses:
Commissions (Note 3c)	851,456	959,143
Management fees (Note 3b)	283,680	314,414
Incentive fees (Note 3b)	1,920,913	6,197,474
Professional fees	157,266	118,458
Other	22,107	22,594
Redemptions payable (Note 6)	2,629,801	1,876,109
	12,536,480	13,681,636
Partners' capital (Notes 1 and 6):
General Partner, 2,005.1490 unit equivalents outstanding in 2004 and 2003	2,701,638	2,614,434
Limited Partners, 131,810.1264 and 151,112.2926 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	177,593,707	197,029,684
	180,295,345	199,644,118
	$192,831,825	$213,325,754

See accompanying notes to financial statements.

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (2.97)%	$(5,354,064)
	Unrealized appreciation on forward contracts 2.98%	5,369,508
	Total forward contracts 0.01%	15,444
	Futures contracts purchased 0.01%	26,838
Total Currencies 0.02%		42,282
Energy
	Futures contracts sold 0.22%	391,430
	Futures contracts purchased (0.06)%	(101,087)
Total Energy 0.16%		290,343
Grains
	Futures contracts sold (0.03)%	(70,432)
	Futures contracts purchased 0.00%*	450
Total Grains (0.03)%		(69,982)
Livestock (0.01)%	Futures contracts purchased (0.01)%	(15,112)
Interest Rates U.S.
	Futures contracts sold 0.10%*	181,780
	Futures contracts purchased 0.04%	77,260
Total Interest Rates U.S. 0.14%		259,040
Interest Rates Non - U.S.
	Futures contracts sold (0.00)%*	(4,577)
	Futures contracts purchased 0.57%	1,032,685
Total Interest Rates Non - U.S. 0.57%		1,028,108
Metals
	Futures contracts purchased (0.00)%*	(3,076)
	Unrealized depreciation on forward contracts (0.73)%	(1,317,193)
	Unrealized appreciation on forward contracts 0.77%	1,390,967
	Total forward contracts 0.04%	73,774
Total Metals 0.04%		70,698
Softs
	Futures contracts sold (0.01)%	(17,963)
	Futures contracts purchased 0.04%	73,947
Total Softs 0.03%		55,984
Indices
	Futures contracts sold (0.00)%*	(7,890)
	Futures contracts purchased 1.16%	2,095,588
Total Indices 1.16%		2,087,698
Investment in Partnership 15.41%	JWH Strategic Allocation Master Fund LLC 15.41%	27,780,607
Total Fair Value 17.49%		$31,529,666

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	(15,670)	(0.05)%
Canada	139,566	0.44
France	(9,637)	(0.03)
Germany	461,646	1.47
Hong Kong	708	0.00 *
Japan	561,308	1.78
Spain	194,875	0.62
United Kingdom	838,884	2.66
United States	29,357,986	93.11
	$31,529,666	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding.

See accompanying notes to financial statements.

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2003

Sector	Contract	Fair Value
Currencies	Futures contracts purchased 2.03%	$4,047,456
	Futures contracts sold (0.93)%	(1,849,012)
	Total forward contracts 1.10%	2,198,444
	Unrealized appreciation on forward contracts 0.66%	1,316,533
	Unrealized depreciation on forward contracts (0.12)%	(239,842)
	Total futures contracts 0.54%	1,076,691
Total Currencies 1.64%		3,275,135
Energy
	Futures contracts purchased 0.02%	39,200
	Futures contracts sold 0.00%*	620
Total Energy 0.02%		39,820
Grains
	Futures contracts purchased (0.01)%	(25,162)
	Futures contracts sold (0.01)%	(27,753)
Total Grains (0.02)%		(52,915)
Interest Rates U.S. (0.02)%	Futures contracts purchased (0.02)%	(48,473)
Interest Rates Non-U.S.
	Futures contracts purchased 0.17%	347,550
	Futures contracts sold (0.06)%	(114,757)
Total Interest Rates Non-U.S. 0.11%		232,793
Livestock (0.00)%*	Futures contracts sold (0.00)%*	(2,685)
Metals
	Futures contracts purchased 0.49%	980,703
	Unrealized appreciation on forward contracts 4.08%	8,160,145
	Unrealized depreciation on forward contracts (1.98)%	(3,953,602)
	Total forward contracts 2.10%	4,206,543
Total Metals 2.59%		5,187,246
Softs
	Futures contracts purchased (0.02)%	(42,745)
	Futures contracts sold (0.00)%*	(241)
Total Softs (0.02)%		(42,986)
Indices
	Futures contracts purchased 1.84%	3,682,930
	Futures contracts sold 0.04%	73,680
Total Indices 1.88%		3,756,610
Investment in Partnership 13.78%	JWH Strategic Allocation Master Fund LLC 13.78%	27,511,019
Total Fair Value 19.96%		$39,855,564

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$34,058	0.09%
Canada	398,828	1.00
Germany	738,320	1.85
France	68,479	0.17
Hong Kong	30,246	0.08
Italy	(27,542)	(0.07)
Japan	89,902	0.23
Spain	362,977	0.91
United Kingdom	4,688,897	11.76
United States	33,471,399	83.98
	$39,855,564	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding.

See accompanying notes to financial statements.

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$23,877,538	$48,295,728	$18,289,203
Net unrealized gains (losses) on open positions and investment in Partnership	(3,449,740)	(4,855,296)	11,403,894
	20,427,798	43,440,432	29,693,097
Interest income (Note 3c)	1,593,137	1,500,941	1,445,439
	22,020,935	_44,941,373	31,138,536
Expenses: Brokerage commissions including clearing fees of $356,450, $561,647 and $338,803, respectively (Note3c)	11,084,448	12,202,287	7,000,104
Management fees (Note 3b)	3,410,250	3,730,471	2,147,508
Incentive fees (Note 3b)	1,920,914	6,197,474	4,026,955
Professional fees	125,214	338,257	629,075
Other expenses	39,449	48,821	44,774
	16,580,275	22,517,310	13,848,416
Net income	$5,440,660	$22,424,063	$17,290,120
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$43.49	$146.42	$136.60

See accompanying notes to financial statements.

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Statements of Changes in Partners' Capital
for the years ended
December 31, 2004, 2003 and 2002

	Limited Partners	General Partner	Total
Partners' capital at December 31, 2001	$69,163,015	$708,819	$69,871,834
Net income	17,061,099	229,021	17,290,120
Sale of 75,434.1122 Redeemable Units of Limited Partnership Interest and General Partner's contribution representing 1,311.3712 Unit equivalents	78,728,000	1,383,000	80,111,000
Redemption of 9,611.6513 Redeemable Units of Limited Partnership Interest	(10,413,271)	—	(10,413,271)
Partners' capital at December 31, 2002	154,538,843	2,320,840	156,859,683
Net income	22,130,469	293,594	22,424,063
Sale of 33,441.1203 Redeemable Units of Limited Partnership Interest	40,329,000	—	40,329,000
Redemption of 15,846.8766 Redeemable Units of Limited Partnership Interest	(19,968,628)	—	(19,968,628)
Partners' capital at December 31, 2003	197,029,684	$2,614,434	199,644,118
Net income	5,353,456	87,204	5,440,660
Redemption of 19,302.1662 Redeemable Units of Limited Partnership Interest	(24,789,433)	—	(24,789,433)
Partners' capital at December 31, 2004	$177,593,707	$2,701,638	$180,295,345

Net asset value per Redeemable Unit:

2002:	$1,157.44
2003:	$1,303.86
2004:	$1,347.35

See accompanying notes to financial statements.

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$5,440,660	$22,424,063	$17,290,120
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	2,359,237	732,536	(20,220,147)
(Increase) decrease in investment in Partnership at fair value	(269,588)	(27,511,019)	—
(Increase) decrease in net unrealized appreciation (depreciation) on open futures positions	3,401,470	7,068,550	(11,667,175)
(Increase) decrease in unrealized appreciation on open forward contracts	2,716,203	(7,917,577)	(1,559,101)
(Increase) decrease in interest receivable	(106,287)	26,830	(43,376)
Increase (decrease) in unrealized depreciation on open forward contracts	2,477,813	2,116,120	1,822,382
Accrued expenses:
Increase (decrease) in commissions	(107,687)	206,789	424,191
Increase (decrease) in management fees	(30,734)	62,384	131,122
Increase (decrease) incentive fees	(4,276,561)	2,170,519	3,968,429
Increase (decrease) in professional fees	38,808	50,795	31,300
Increase (decrease) in other	(487)	9,246	3,072
Increase (decrease) in due to CGM for offering costs	—	—	(196,586)
Increase (decrease) in redemptions payable	753,692	(195,574)	1,107,202
Net cash provided by (used in) operating activities	12,396,539	(756,338)	(8,908,567)
Cash flows from financing activities:
Proceeds from additions – General Partner	—	—	1,383,000
Proceeds from additions – Limted Partners	—	40,329,000	78,728,000
Payments for redemptions – Limited Partners	(24,789,433)	(19,968,628)	(10,413,271)
Net cash provided by (used in) financing activities	(24,789,433)	20,360,372	69,697,729
Net change in cash	(12,392,894)	19,604,034	60,789,162
Unrestricted cash, at beginning of year	140,670,434	121,066,400	60,277,238
Unrestricted cash, at end of year	$128,277,540	$140,670,434	$121,066,400

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

The value of the Partnership's investment in other partnerships reflects the Partnership's proportional interest in other partnerships.

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

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Notes to Financial Statements

d.	Certain prior period amounts have been reclassified to conform to current year presentation.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into Management Agreements with John W. Henry & Company, Inc. ("JWH"), Graham Capital Management L.P. ("Graham"), Campbell & Company, Inc. ("Campbell"), and Aspect Capital Limited ("Aspect") (collectively, the "Advisors"), each of which are registered commodity trading advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor, except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% a year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

In addition, the Partnership is obligated to pay each Advisor an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

c.	Customer Agreement:

The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a brokerage fee equal to 5.4% per year calculated and paid monthly based on ..45% of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in this Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2004 and 2003, the amount of cash held for margin requirements was $26,147,161 and $28,506,398, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership's account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Notes to Financial Statements

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value of the commodity interests held by the Partnership during the years ended December 31, 2004 and 2003, based on a monthly calculation, was $5,122,361 and $8,060,646, respectively.

5.	Investment in Partnership:

Effective May 22, 2003, the Partnership allocated a portion of the Partnership's capital to the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability Company (the "JWH Master"). With this cash, the Partnership purchased 14,370.0894 Units of the Master with a fair value of $27,367,545. JWH Master was formed in order to permit commodity pools managed now or in the future by JWH using the Strategic Allocation Program, JWH's proprietary trading program, to invest together in one trading vehicle. The General Partner is the Managing Member of JWH Master. Individual and pooled accounts currently managed by JWH, including the Partnership (collectively, the "Feeder Funds") are permitted to be a non-managing member of JWH Master. The General Partner and JWH believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in JWH Master are approximately the same and redemption rights are not affected.

As of December 31, 2004, the Partnership owns approximately 12.21% of JWH Master. The performance of the Partnership is directly affected by the performance of JWH Master.

JWH Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintainied with CGM.

A member may withdraw all or part of his capital contribution and undistributed profits, if any, from JWH Master in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the Managing Member at least 3 days in advance of month-end.

All management fees in connection with the Management Agreement are borne by the Feeder Funds. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by JWH Master. All other fees including CGM's direct brokerage commission shall be borne by the Feeder Funds.

Summarized information reflecting the Partnership's investment in, and the operations of, JWH Master is a shown in the following table.

Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
For the year ended December 31, 2004
JWH Strategic Allocation Master Fund LLC	15.41%	$27,780,607	$5,228,025	$73,330	$8,949	$5,145,746	Commodity Portfolio	Monthly
For the year ended December 31, 2003
JWH Strategic Allocation Master Fund LLC	13.78%	$27,511,019	$(3,516,927)	$64,354	$6,922	$(3,588,203)	Commodity Portfolio	Monthly

6.	Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Notes to Financial Statements

Redeemable Units at their redemption value per Redeemable Unit as of the last day of each month ending at least three months after their issuance on ten days' notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

7.	Offering Costs:

Offering costs of approximately $750,000 relating to the issuance and marketing of the Partnership's Redeemable Units offered were initially paid by CGM. The Partnership has reimbursed CGM for all such costs incurred during the initial and continuous offering period (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

Interest expense incurred in connection with such offering costs were $0, $0 and $3,846 for the years ended December 31, 2004, 2003 and 2002, respectively, which is included in other expenses.

8.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Net realized and unrealized gains*	$70.20	$202.64	$185.55
Interest income	10.99	9.34	13.55
Expenses**	(37.70)	(65.56)	(62.50)
Increase for the year	43.49	146.42	136.60
Net asset value per Redeemable Unit, beginning of year	1,303.86	1,157.44	1,021.68
Offering cost adjustment	—	—	(0.84)
Net asset value per Redeemable Unit, end of year	$1,347.35	$1,303.86	$1,157.44

*	Includes brokerage commissions

**	Excludes brokerage commissions

	2004	2003	2002
Ratios to average net assets:
Net investment loss before incentive fees***	(7.0)%	(7.5)%	(7.6)%
Operating expenses	7.8%	8.3%	9.0%
Incentive fees	1.0%	3.1%	3.7%
Total expenses	8.8%	11.4%	12.7%
Total return:
Total return before incentive fees	4.4%	16.1%	16.2%
Incentive fees	(1.1)%	(3.4)%	(2.9)%
Total return after incentive fees	3.3%	12.7%	13.3%

***	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Notes to Financial Statements

9.	Financial Instrument Risks:

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

The majority of these instruments mature within one year of December 31, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2004 and 2003 are summarized below:

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$24,454,753	$(373,113)	$(35,696,059)	$22,550,906
Net income (loss)	$21,755,866	$(727,894)	$(33,190,785)	$17,603,473
Increase (decrease) in Net Asset Value per Redeemable Unit	$155.13	$(4.43)	$(222.66)	$115.45

	For the period from October 1, 2003 to December 31, 2003	For the period from July 1, 2003 to September 30, 2003	For the period from April 1, 2003 to June 30, 2003	For the period from January 1, 2003 to March 31, 2003
Net realized and unrealized trading gains (loss) net of brokerage commissions and clearing fees plus interest income	$19,093,817	$(6,546,341)	$3,373,115	$16,818,495
Net income (loss)	$14,548,273	$(6,474,994)	$1,411,065	$12,939,719
Increase (decrease) in Net Asset Value per Redeemable Unit	$93.64	$(40.70)	$8.24	$85.24

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

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

Management's report on internal control over financial reporting and KPMG LLP's related opinion are included in the Partnership's annual financial statements under "Item 8. Financial Statements and Supplementary Data."

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisors.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $11,084,448 were paid for the year ended December 31, 2004. Management fees and incentive fees of $3,410,250 and $1,920,914, respectively, were paid or payable to the Advisors for the year ended December 31, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 2,005.1490 Redeemable Units of Limited Partnership Interest (1.3%) as of December 31, 2004.

(c)    Changes in control. None.

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

Item 14.    Principal Accountant Fees and Services

(1)    Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements are as follows:

2004                $85,620

2003                $82,960

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2004                $5,136

2003                $4,809

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2004 and 2003.

Condensed Schedules of Investments at December 31, 2004 and 2003.

Statements of Income and Expenses for the years ended December 31, 2004, 2003 and 2002.

Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002.

Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Notes to Financial Statements.

(2)	Exhibits:

3.1 – Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-87663 and incorporated herein by reference).

3.2 – Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York on August 25, 1999 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

10.1 – Customer Agreement between the Partnership and Salomon Smith Barney (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

10.3 – Escrow Agreement relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

10.4 – Management Agreement among the Partnership, the General Partner and Beacon Management Corporation (filed as Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

10.5 – Management Agreement among the Partnership, the General Partner and Bridgewater Associates, Inc. (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

10.6 – Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

10.7 – Management Agreement among the Partnership, the General Partner and Rabar Market Research, Inc. (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-87663) and incorporated herein by reference).

10.8 – Letters extending Management Agreements between the General Partner and Campbell & Company, Inc., Beacon Management Corporation and Rabar Market Research, Inc. for 2002 (previously filed).

10.9 – Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (previously filed).

10.10 – Letter from the General Partner terminating Bridgewater Associates, Inc. (previously filed).

10.10 – Letter from the General Partner terminating Rabar Market Research, Inc. (previously filed).

10.11 – Management Agreement among the Partnership, the General Partner and Aspect Capital Limited (previously filed).

10.12 – Letters extending Management Agreements between the General Partner and Campbell & Company, Inc., Beacon Management Corporation and Graham Capital Management L.P. for 2002. (previously filed).

10.13 – Letter from the General Partner terminating Beacon Management Corporation (previously filed).

10.14 – Management Agreement among the Partnership, the General Partner and John W. Henry and Company, Inc. (previously filed).

10.15 – Letters extending Management Agreements between the General Partner and Aspect Capital Limited, Campbell & Company, Inc., and Graham Capital Management L.P. for 2003. (previously filed).

10.16 – Letters extending Management between the General Partner and Aspect Capital Limited, Campbell and Company Inc., Graham Capital Management L.P. and John W. Henry and Company, Inc. for 2004 (filed herein).

16.1 – Letter from PricewaterhouseCoopers LLP (previously filed).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

(a)	Exhibit – 31.1 – Rule 13a-14(a)/15d-15(a) Certification (Certification of President and Director)

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

Exhibit 32.1 – Section 1350 Certification (Certification of President and Director)

Exhibit 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director)

(b)	Report on Form 8-K: None Filed.

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 15th day of March 2005.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.

By:	/s/ Citigroup Managed Futures LLC (General Partner)

By	/s/ David J. Vogel David J. Vogel, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David J. Vogel	/s/ Shelley Ullman
David J. Vogel	Director
President and Director
/s/ Maureen O'Toole	/s/ Steve J. Keltz
Maureen O'Toole	Secretary and Director
Director
/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director