Form 10-Q
period 2005-03-31
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2005-05-10
CIK 1095007

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2005

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
FORM 10-Q
INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2005 and December 31, 2004 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 – 14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15 – 16
Item 4.	Controls and Procedures	17
PART II - Other Information		18

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2005	December 31 2004
Assets:
Investment in Partnerships, at fair value	$112,775,926	$27,780,607
Equity in commodity futures trading account:
Cash (restricted $6,476,249 and $26,147,161 in 2005 and 2004, respectively)	48,573,563	154,424,701
Net unrealized appreciation on open futures positions	—	3,659,841
Unrealized appreciation on open forward contracts	1,317,801	6,760,475
	162,667,290	192,625,624
Interest receivable	88,355	206,201
	$162,755,645	$192,831,825
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$12,116	$—
Unrealized depreciation on open forward contracts	709,620	6,671,257
Accrued expenses:
Commissions	743,137	851,456
Management fees	245,491	283,680
Incentive fees	—	1,920,913
Other	214,543	179,373
Redemptions payable	2,891,747	2,629,801
	4,816,654	12,536,480
Partners' capital:
General Partner, 2,005.1490 unit equivalents outstanding in 2005 and 2004	2,465,130	2,701,638
Limited Partners, 126,462.8796 and 131,810.1264 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	155,473,861	177,593,707
	157,938,991	180,295,345
	$162,755,645	$192,831,825

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (0.30)%	$(466,682)
	Unrealized appreciation on forward contracts 0.21%	326,067
Total Currencies (0.09)%		(140,615)
Energy 0.14%	Futures contracts purchased 0.14%	226,138
Grains (0.02)%	Futures contracts purchased (0.02)%	(31,550)
U.S. Interest Rates 0.13%	Futures contracts sold 0.13%	208,198

Interest Rates Non-U.S.
	Futures contracts sold (0.02)%	(35,581)
	Futures contracts purchased 0.02%	25,699
Total Interest Rates Non-U.S. (0.00)%*		(9,882)
Metals
	Futures contracts purchased (0.00%)*	(9,300)
	Unrealized depreciation on forward contracts (0.16)%	(242,938)
	Unrealized appreciation on forward contracts 0.63%	991,734
	Total forward contracts 0.47%	748,796
Total Metals 0.47%		739,496
Softs 0.08%	Futures contracts purchased (0.08%)	128,745
Indices
	Futures contracts sold (0.01)%	(10,582)
	Futures contracts purchased (0.32)%	(513,883)
Total Indices (0.33)%		(524,465)
Investment in Partnerships
	JWH Strategic Allocation Master Fund LLC 12.71%	20,078,567
	CMF Campbell Master Fund LP 30.61%	48,349,417
	CMF Aspect Master Fund LP 28.08%	44,347,942
Total Investment in Partnerships 71.40%		112,775,926
Total Fair Value 71.78%		$113,371,991

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(494)	(0.00) %*
France	87,347	0.08
Germany	(267,542)	(0.24)
Hong Kong	(2,673)	(0.00) *
Japan	(290,053)	(0.25)
Spain	15,248	0.01
United Kingdom	774,164	0.68
United States	113,055,994	99.72
	$113,371,991	100.00%

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding

See Accompanying Notes to Financial Statements.

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (2.97)%	$(5,354,064)
	Unrealized appreciation on forward contracts 2.98%	5,369,508
	Total forward contracts 0.01%	15,444
	Futures contracts purchased 0.01%	26,838
Total Currencies 0.02%		42,282
Energy
	Futures contracts sold 0.22%	391,430
	Futures contracts purchased (0.06)%	(101,087)
Total Energy 0.16%		290,343
Grains
	Futures contracts sold (0.03)%	(70,432)
	Futures contracts purchased 0.00%*	450
Total Grains (0.03)%		(69,982)
Livestock (0.01)%	Futures contracts purchased (0.01)%	(15,112)
Interest Rates U.S.
	Futures contracts sold 0.10%	181,780
	Futures contracts purchased 0.04%	77,260
Total Interest Rates U.S. 0.14%		259,040
Interest Rates Non - U.S.
	Futures contracts sold (0.00)%*	(4,577)
	Futures contracts purchased 0.57%	1,032,685
Total Interest Rates Non - U.S. 0.57%		1,028,108
Metals
	Futures contracts purchased (0.00)%*	(3,076)
	Unrealized depreciation on forward contracts (0.73)%	(1,317,193)
	Unrealized appreciation on forward contracts 0.77%	1,390,967
	Total forward contracts 0.04%	73,774
Total Metals 0.04%		70,698
Softs
	Futures contracts sold (0.01)%	(17,963)
	Futures contracts purchased 0.04%	73,947
Total Softs 0.03%		55,984
Indices
	Futures contracts sold (0.00)%*	(7,890)
	Futures contracts purchased 1.16%	2,095,588
Total Indices 1.16%		2,087,698
Investment in Partnership 15.41%	JWH Strategic Allocation Master Fund LLC 15.41%	27,780,607
Total Fair Value 17.49%		$31,529,666

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	(15,670)	(0.05)%
Canada	139,566	0.44
France	(9,637)	(0.03)
Germany	461,646	1.47
Hong Kong	708	0.00 *
Japan	561,308	1.78
Spain	194,875	0.62
United Kingdom	838,884	2.66
United States	29,357,986	93.11
	$31,529,666	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding.

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(7,607,807)	$27,659,773
Change in unrealized gains (losses) on open positions and investment in Partnerships	(5,517,583)	(2,310,786)
	(13,125,390)	25,348,987

Interest income	357,086	321,014
	(12,768,304)	25,670,001

Expenses:
Brokerage commissions including clearing fees of $43,087 and 113,317, respectively	2,263,982	3,119,095
Management fees	724,876	959,385
Incentive fees	—	3,926,668
Other expenses	33,236	61,380
	3,022,094	8,066,528

Net income (loss)	(15,790,398)	17,603,473

Redemptions – Limited Partners	(6,565,956)	(4,458,330)

Net increase (decrease) in Partners' capital	(22,356,354)	13,145,143

Partners' capital, beginning of period	180,295,345	199,644,118

Partners' capital, end of period	$157,938,991	$212,789,261
Net asset value per Redeemable Unit (128,468.0286 and 149,924.4194 Redeemable Units outstanding at March 31, 2005 and 2004, respectively)	$1,229.40	$1,419.31

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(117.95)	$115.45

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(15,790,398)	$17,603,473
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	19,670,912	12,708,601
(Increase) decrease in investment in Partnership, at fair value	(84,995,319)	(1,115,200)
(Increase) decrease in net unrealized appreciation on open futures positions	3,659,841	494,969
(Increase) decrease in unrealized appreciation on open forward contracts	5,442,674	5,125,887
(Increase) decrease in interest receivable	117,846	(20,964)

Increase (decrease) in net unrealized depreciation on open futures positions	12,116	—
Increase (decrease) in unrealized depreciation on open forward contracts	(5,961,637)	(1,195,185)
Accrued expenses:
Increase (decrease) in commissions	(108,319)	44,812
Increase (decrease) in management fees	(38,189)	17,330
Increase (decrease) incentive fees	(1,920,913)	(2,270,806)
Increase (decrease) in other	35,170	45,379
Increase (decrease) in redemptions payable	261,946	(611,589)
Net cash provided by (used in) operating activities	(79,614,270)	30,826,707

Cash flows from financing activities:
Payments for redemptions – Limited Partners	(6,565,956)	(4,458,330)

Net change in cash	(86,180,226)	26,368,377
Unrestricted Cash, at beginning of period	128,277,540	140,670,434
Unrestricted Cash, at end of period	$42,097,314	$167,038,811

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
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

Between January 31, 2000 (commencement of the offering period) and May 30, 2000, 16,045 redeemable units of limited partnership interest ("Redeemable Units") and 162 Redeemable Unit equivalents representing the general partner's contribution were sold at $1,000 per Unit. The proceeds of the offering were held in an escrow account until May 31, 2000, at which time they were turned over to the Partnership for trading.

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2005, all trading decisions for the Partnership are made by Campbell & Company, Inc., ("Campbell"), Graham Capital Management L.P. ("Graham"), Aspect Capital Limited ("Aspect") and John W. Henry and Company, Inc. ("JWH") (each, an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2005 and December 31, 2004, and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
Net realized and unrealized gains (losses)*	$(114.92)	$145.83
Interest income	2.70	2.11
Expenses**	(5.73)	(32.49)
Increase (decrease) for the period	(117.95)	115.45
Net Asset Value per Redeemable Unit, beginning of period	1,347.35	1,303.86
Net Asset Value per Redeemable Unit, end of period	$1,229.40	$1,419.31

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended March 31,
	2005	2004
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(6.5)%	(7.4)%
Operating expenses	7.4%	8.0%
Incentive fees	—%	1.9%
Total expenses	7.4%	9.9%
Total return:
Total return before incentive fees	(8.8)%	10.9%
Incentive fees	—%	(2.0)%
Total return after incentive fees	(8.8)%	8.9%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three months ended March 31, 2005 and the year ended December

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

31, 2004 based on the monthly calculation, were $277,528 and $5,122,361, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2005 and December 31, 2004, were $596,065 and $3,749,059, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnerships:

Effective May 22 2003, the Partnership allocated a portion of the Partnership's capital to the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability Company ("JWH Master"). With this cash, the Partnership purchased 14,370.0894 Units of the Master with a fair value of $27,367,545. JWH Master was formed in order to permit commodity pools managed now or in the future by JWH using the Strategic Allocation Program, JWH's propriety trading program, to invest together in one trading vehicle. The General Partner is the Managing Member of JWH Master. Individual and pooled accounts currently managed by JWH, including the Partnership are permitted to be a non-managing member of JWH Master. The General Partner and JWH believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in JWH Master are approximately the same and redemption rights are not affected.

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. ("Campbell Master"), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 51,356.1905 Units of Campbell Master with cash equal to $50,768,573, and a contribution of open commodity futures and forward positions with a fair value of $587,618. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using the Financials Metals and Energy Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

Effective March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. ("Aspect Master"), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 43,434.9465 Units of Aspect Master with cash equal to $40,490,894, and a contribution of open commodity futures and forward positions with a fair value of $2,944,052. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership are permitted to be a limited partner of Aspect Master. The General Partner and Aspect believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Aspect Master are approximately the same and redemption rights are not affected.

JWH Master's, Campbell Master's and Aspect Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Masters all engage in such trading through commodity brokerage accounts maintained with CGM.

A non-managing member/limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from JWH Master, Campbell Master or Aspect Master in multiples of the net

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the Managing Member/General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the investment presented below. These fees are charged at the Partnership level.

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by JWH Master, Campbell Master and Aspect Master. All other fees including CGM's direct brokerage commission are charged at the Partnership level.

At March 31, 2005 and December 31, 2004 the Partnership owns 11.0% and 12.2%, respectively of JWH Master. At March 31, 2005, the Partnership owns 17.6% of Campbell Master and 22.8% of Aspect Master. It is JWH's, Campbell's and Aspect's intention to continue to invest the assets allocated to each by the Partnership in JWH Master, Campbell Master and Aspect Master, respectively. The performance of the partnership is directly affected by the performance of JWH Master, Campbell Master and Aspect Master.

Summarized information reflecting the Partnership's investment in, and the operations of JWH Master, Campbell Master and Aspect Master are as shown in the following table.

	March 31, 2005		For the three months ended March 31, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH							Commodity
Master	12.71%	$20,078,567	$(5,116,628)	$14,971	$1,323	$(5,132,922)	Portfolio	Monthly

Campbell							Commodity
Master	30.61%	48,349,417	(1,647,800)	22,470	2,359	(1,672,629)	Portfoilo	Monthly

Aspect							Commodity
Master	28.08%	44,347,942	932,079	19,944	2,830	909,305	Portfolio	Monthly
		$112,775,926	$(5,832,349)	$57,385	$6,512	$(5,896,246)

	December 31, 2004		For the three months ended March 31, 2004
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Commodity
JWH Master	15.41%	$27,780,607	$2,137,738	$20,240	$2,613	$2,114,885	Portfolio	Monthly

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
March 31, 2005
(Unaudited)

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

The majority of these instruments mature within one year of March 31, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in Partnerships, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2005, Partnership capital decreased 12.4% from $180,295,345 to $157,938,991. This decrease was primarily attributable to a net loss from operations of $15,790,398 coupled with the redemption of 5,347.2468 Redeemable Units of Limited Partnership Interest resulting in an outflow of $6,565,956. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investment in other Partnerships are recorded at fair value, based upon the Partnership's proportionate interest held.

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

Results of Operations

During the Partnership's first quarter of 2005 the net asset value per Redeemable unit decreased 8.8% from $1,347.35 to $1,229.40 as compared to an increase of 8.9% in the first quarter of 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $13,125,390. Losses were primarily attributable to the trading of commodity futures in currencies, grains, non-U.S. interest rates, metals, livestock, softs and indices and were partially offset by gains in energy and U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $25,348,987. Gains were primarily attributable to the trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, livestock and softs.

Results for the first quarter were highlighted by uneven trading performance in volatile energy and financial markets and resulted in effectively giving back much of the gains from the fourth quarter 2004.

Trends that had emerged in late December continued to effect performance in January. Energy price increases, particularly in crude oil and natural gas that had produced profits through much of the last third of 2004, initially weakened against advisors' positions, then later regained strength and ended being the most profitable sector for the quarter.

Alternatively, the U.S. dollar, which likewise had generated profits consistently in 2004, began to reverse its long-term decline and moved back to the low 130s in relation to the Euro. This move was particularly disruptive in January and continued as the markets produced no identifiable direction through much of the quarter. Trading in the Euro, British pound and Swiss franc chopped advisors' positions in both directions resulting in the greatest losses for the quarter. Trading in interest rate contracts was mixed while stock indices showed some strength in February but not sufficient to offset losses in January and March. Metals and agricultural trading followed U.S. dollar patterns with the net effect being flat for the quarter.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non competitive yield on the three month U.S. Treasury bill maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or to place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2005 increased by $36,072 as compared to the corresponding period in 2004. The increase in interest income in the first quarter of 2005 is due to higher interest rates as compared to the corresponding period in 2004.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Commissions and fees for the three months ended March 31, 2005 decreased by $855,113 as compared to the corresponding period in 2004. The decrease is primarily due to a decrease in net assets during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2005 decreased by $234,509 as compared to the corresponding period in 2004. The decrease is primarily due to a decrease in net assets during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees earned for the three months ended March 31, 2005. Trading performance for the three months ended March 31, 2004 resulted in an incentive fee accrual of $3,926,668.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2005 and the highest, lowest and average value during the three months ended March 31, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2005, the Partnership's total capitalization was $157,938,991. There has been no material change in the trading value at risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

March 31, 2005
(Unaudited)

			Three Months Ended March 31, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies:
– OTC	$504,119	0.32%	$4,446,732	$304,205	$1,501,320
Energy	707,375	0.45%	1,730,720	321,299	778,210
Grains	33,600	0.02%	284,738	1,100	127,554
Interest Rates U.S.	296,000	0.19%	1,280,710	174,224	693,068
Interest Rates Non-U.S.	82,304	0.05%	3,688,501	82,304	1,710,203
Metals
– Exchange Traded Contracts	46,500	0.03%	326,000	46,500	206,000
– OTC	1,177,245	0.74%	1,814,076	626,373	1,214,144
Softs	104,261	0.07%	363,734	92,050	253,715
Indices	2,951,081	1.87%	7,071,679	2,588,855	3,649,011
Total	$5,902,485	3.74%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2005, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Enron Corp.

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with the NEWBY action. The four cases are OCM OPPORTUNITIES FUND III, L.P., et al. v. CITIGROUP INC., et al.; PACIFIC INVESTMENT MANAGEMENT CO. LLC, et al. v. CITIGROUP INC., et al.; AUSA LIFE INSURANCE v. CITIGROUP INC., et al. and PRINCIPAL GLOBAL INVESTORS v. CITIGROUP INC., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

Dynegy Inc.

The court had previously denied lead plaintiff's motion for leave to amend; no appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom, Inc.

The District Court approved the settlement of the IN RE TARGETS SECURITIES LITIGATION on April 22, 2005.

Global Crossing

The plaintiffs and the Citigroup Related Defendants have entered into a definitive settlement agreement in the IN RE GLOBAL CROSSING, LTD SECURITIES LITIGATION; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

Research

Two putative class actions against CGMI asserting common law claims on behalf of CGMI customers in connection with published investment research have been dismissed by United States District Courts, the dismissals of which were affirmed by the United States Court of Appeals for the Third and Ninth Circuits, respectively. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their petition for a writ of certiorari, which CGMI opposed, is pending before that court.

Mutual Funds

CGMHI entered into a settlement with the SEC with respect to revenue sharing and sales of classes of funds.

Investigations of Euro Zone Government Bonds Trade

The German prosecutors have declined to take any actions against the employees in connection with this matter.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 - January 31, 2005	595.5799	$1,236.64	N/A	N/A
February 1, 2005 – February 28, 2005	2,399.5057	$1,224.29	N/A	N/A
March 1, 2005 – March 31, 2005	2,352.1612	$1,229.40	N/A	N/A
Total	5,347.2468	$1,230.11	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Date:  May 10, 2005

By:	/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director

Date:  May 10, 2005