Form 10-Q
period 2005-06-30
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2005-08-09
CIK 1095007

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2005

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
FORM 10-Q
INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at June 30, 2005 and December 31, 2004 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 – 15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 – 17
Item 4.	Controls and Procedures	18
PART II - Other Information		19 – 20

PART I
Item 1.    Financial Statements

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2005	December 31 2004
Assets:
Investment in Partnerships, at fair value	$115,437,157	$27,780,607
Equity in commodity futures trading account:
Cash (restricted $7,483,769 and $26,147,161 in 2005 and 2004, respectively)	43,010,190	154,424,701
Net unrealized appreciation on open futures positions	1,356,563	3,659,841
Unrealized appreciation on open forward contracts	1,472,284	6,760,475
	161,276,194	192,625,624
Interest receivable	79,171	206,201
	$161,355,365	$192,831,825
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$1,072,042	$6,671,257
Accrued expenses:
Commissions	711,394	851,456
Management fees	234,832	283,680
Incentive fees	479,340	1,920,913
Other	116,216	179,373
Redemptions payable	2,125,891	2,629,801
	4,739,715	12,536,480
Partners' capital:
General Partner, 2,005.1490 unit equivalents outstanding in 2005 and 2004	2,544,835	2,701,638
Limited Partners, 121,396.9189 and 131,810.1264 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	154,070,815	177,593,707
	156,615,650	180,295,345
	$161,355,365	$192,831,825

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (0.46)%	$(723,506)
	Unrealized appreciation on forward contracts 0.87%	1,366,577
Total Currencies 0.41%		643,071

Energy (0.12)%	Futures contracts purchased (0.12%)	(195,350)

Grains (0.09)%	Futures contracts purchased (0.09)%	(143,481)

Interest Rates U.S. 0.32%	Futures contracts purchased 0.32%	509,123

Interest Rates non-U.S. 0.66%	Futures contracts purchased 0.66%	1,033,948

Livestock 0.01%	Futures contracts sold 0.01%	13,238

Metals
	Unrealized depreciation on forward contracts (0.23)%	(348,536)
	Unrealized appreciation on forward contracts 0.07%	105,707
Total Metals (0.16)%		(242,829)

Softs (0.00)*	Futures contracts sold (0.00)%*	(4,535)

Indices 0.09%	Futures contracts purchased 0.09%	143,620

Investments in Partnerships	JWH Strategic Allocation Master Fund 16.17%	25,318,230
	CMF Campbell Master Fund L.P. 29.15%	45,649,589
	CMF Apsect Master Fund L.P 28.39%.	44,469,338
Total Investment in Partnerships 73.71%		115,437,157

Total Fair Value 74.83%		$117,193,962

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$8,876	0.00	%*
Canada	127,196	0.11
Germany	552,860	0.47
Hong Kong	849	0.00	*
Japan	76,893	0.07
United Kingdom	331,360	0.28
United States	116,095,928	99.07
	$117,193,962	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See Accompanying Notes to Financial Statements.

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (2.97)%	$(5,354,064)
	Unrealized appreciation on forward contracts 2.98%	5,369,508
	Total forward contracts 0.01%	15,444
	Futures contracts purchased 0.01%	26,838
Total Currencies 0.02%		42,282
Energy
	Futures contracts sold 0.22%	391,430
	Futures contracts purchased (0.06)%	(101,087)
Total Energy 0.16%		290,343
Grains
	Futures contracts sold (0.03)%	(70,432)
	Futures contracts purchased 0.00%*	450
Total Grains (0.03)%		(69,982)
Livestock (0.01)%	Futures contracts purchased (0.01)%	(15,112)
Interest Rates U.S.
	Futures contracts sold 0.10%	181,780
	Futures contracts purchased 0.04%	77,260
Total Interest Rates U.S. 0.14%		259,040
Interest Rates Non - U.S.
	Futures contracts sold (0.00)%*	(4,577)
	Futures contracts purchased 0.57%	1,032,685
Total Interest Rates Non - U.S. 0.57%		1,028,108
Metals
	Futures contracts purchased (0.00)%*	(3,076)
	Unrealized depreciation on forward contracts (0.73)%	(1,317,193)
	Unrealized appreciation on forward contracts 0.77%	1,390,967
	Total forward contracts 0.04%	73,774
Total Metals 0.04%		70,698
Softs
	Futures contracts sold (0.01)%	(17,963)
	Futures contracts purchased 0.04%	73,947
Total Softs 0.03%		55,984
Indices
	Futures contracts sold (0.00)%*	(7,890)
	Futures contracts purchased 1.16%	2,095,588
Total Indices 1.16%		2,087,698
Investment in Partnership 15.41%	JWH Strategic Allocation Master Fund LLC 15.41%	27,780,607
Total Fair Value 17.49%		$31,529,666

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(15,670)	(0.05)%
Canada	139,566	0.44
France	(9,637)	(0.03)
Germany	461,646	1.47
Hong Kong	708	0.00 *
Japan	561,308	1.78
Spain	194,875	0.62
United Kingdom	838,884	2.66
United States	29,357,986	93.11
	$31,529,666	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding.

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(2,881,360)	$(15,735,672)	$(10,489,167)	$11,924,105
Change in unrealized gains (losses) on open positions and investment in Partnerships	10,841,598	(17,511,397)	5,324,015	(19,822,217)
	7,960,238	(33,247,069)	(5,165,152)	(7,898,112)

Interest income	237,161	315,467	594,247	636,511
	8,197,399	(32,931,602)	(4,570,905)	(7,261,601)

Expenses:
Brokerage commissions including clearing fees of $8,690, $99,083, $51,777, and $212,400, respectively	2,122,038	2,764,456	4,386,020	5,883,551
Management fees	692,905	842,221	1,417,781	1,801,606
Incentive fees	479,340	(3,405,648)	479,340	521,020
Other expenses	32,656	58,154	65,892	119,534
	3,326,939	259,183	6,349,033	8,325,711

Net income (loss)	4,870,460	(33,190,785)	(10,919,938)	(15,587,312)

Redemptions – Limited Partners	(6,193,801)	(3,710,833)	(12,759,757)	(8,169,163)

Net decrease in Partners' capital	(1,323,341)	(36,901,618)	(23,679,695)	(23,756,475)

Partners' capital, beginning of period	157,938,991	212,789,261	180,295,345	199,644,118

Partners' capital, end of period	$156,615,650	175,887,643	156,615,650	175,887,643
Net asset value per Redeemable Unit (123,402.0679 and 146,983.3268 Redeemable Units outstanding at June 30, 2005 and 2004, respectively)	$1,269.15	1,196.65	1,269.15	1,196.55

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$39.75	(222.66)	(78.20)	(107.21)

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$4,870,460	$(33,190,785)	$(10,919,938)	$(15,587,312)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(1,007,520)	3,623,189	18,663,392	16,331,790
(Increase) decrease in investment in Partnership, at fair value	(2,661,231)	7,614,935	(87,656,550)	6,499,735
(Increase) decrease in net unrealized appreciation on open futures positions	(1,356,563)	6,566,342	2,303,278	7,061,311
(Increase) decrease in unrealized appreciation on open forward contracts	(154,483)	2,739,071	5,288,191	7,864,958
(Increase) decrease in interest receivable	9,184	11,803	127,030	(9,161)

Increase (decrease) in net unrealized depreciation on open futures positions	(12,116)	1,399,707	—	1,399,707
Increase (decrease) in unrealized depreciation on open forward contracts	362,422	(159,310)	(5,599,215)	(1,354,495)
Accrued expenses:
Increase (decrease) in commissions	(31,743)	(212,342)	(140,062)	(167,530)
Increase (decrease) in management fees	(10,659)	(70,237)	(48,848)	(52,907)
Increase (decrease) incentive fees	479,340	(3,405,648)	(1,441,573)	(5,676,454)
Increase (decrease) in other	(98,327)	33,818	(63,157)	79,197
Net cash provided by (used in) operating activities	388,764	(15,049,457)	(79,487,452)	16,388,839

Cash flows from financing activities:
Payments for redemptions – Limited Partners	(6,959,657)	(3,811,309)	(13,263,667)	(8,881,228)

Net change in cash	(6,570,893)	(18,860,766)	(92,751,119)	7,507,611
Unrestricted Cash, at beginning of period	42,097,314	167,038,811	128,277,540	140,670,434
Unrestricted Cash, at end of period	$35,526,421	$148,178,045	$35,526,421	$148,178,045

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
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

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of June 30, 2005, all trading decisions for the Partnership are made by Campbell & Company, Inc., ("Campbell"), Graham Capital Management L.P. ("Graham"), Aspect Capital Limited ("Aspect") and John W. Henry and Company, Inc. ("JWH") (each, an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2005 and December 31, 2004, and the results of its operations and cash flows for the three and six months ended June 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net realized and unrealized gains (losses)*	$47.43	$(241.84)	$(67.49)	$(96.31)
Interest income	1.86	2.46	4.56	4.90
Expenses**	(9.54)	16.72	(15.27)	(15.80)
Increase (decrease) for the period	39.75	(222.66)	(78.20)	(107.21)
Net Asset Value per Redeemable Unit, beginning of period	1,229.40	1,419.31	1,347.35	1,303.86
Net Asset Value per Redeemable Unit, end of period	$1,269.15	$1,196.65	$1,269.15	$1,196.65

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(6.8)%	(6.9)%	(6.6)%	(7.2)%
Operating expenses	7.4%	7.7%	7.4%	7.9%
Incentive fees	0.3%	(1.8)%	0.3%	0.3%
Total expenses	7.7%	5.9%	7.7%	8.2%
Total return:
Total return before incentive fees	3.5%	(17.5)%	(5.5)%	(8.0)%
Incentive fees	(0.3)%	1.8%	(0.3)%	(0.2)%
Total return after incentive fees	3.2%	(15.7)%	(5.8)%	(8.2)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

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

The Customer Agreement between the Partnership and CGM, gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six months ended June 30, 2005 and the year ended December 31,

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

2004 based on a monthly calculation, were $463,542 and $5,122,361, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2005 and December 31, 2004, were $1,756,805 and $3,749,059, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
June 30, 2005
(Unaudited)

asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the Managing Member/General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the investments presented below. These fees are charged at the Partnership level.

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by JWH Master, Campbell Master and Aspect Master. All other fees including CGM's direct brokerage commission are charged at the Partnership level.

At June 30, 2005 and December 31, 2004 the Partnership owns 13.3% and 12.2%, respectively of JWH Master. At June 30, 2005, the Partnership owns 15.2% of Campbell Master and 21.4% of Aspect Master. It is JWH's, Campbell's and Aspect's intention to continue to invest the assets allocated to each by the Partnership in JWH Master, Campbell Master and Aspect Master, respectively. The performance of the Partnership is directly affected by the performance of JWH Master, Campbell Master and Aspect Master.

Summarized information reflecting the Partnership's investment in, and the operations of JWH Master, Campbell Master and Aspect Master are as shown in the following table.

	June 30, 2005		For the three months ended June 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Strategic Allocation Master Fund LLC	16.17%	$25,318,230	$740,102	$13,615	$818	$725,669	Commodity Portfolio	Monthly
CMF Campbell Master Fund LLC	29.15%	45,649,589	6,177,315	18,021	2,249	6,157,045	Financials & Metals Portfoilo	Monthly
CMF Aspect Master Fund LLC	28.39%	44,469,338	2,826,622	25,514	2,968	2,798,140	Commodity Portfolio	Monthly
		$115,437,157	$9,744,039	$57,150	$6,035	$9,680,854

	June 30, 2005		For the six months ended June 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Strategic Allocation Master Fund LLC	16.17%	$25,318,230	$(4,376,536)	$28,585	$2,142	$(4,407,263)	Commodity Portfolio	Monthly
CMF Campbell Master Fund LLC	29.15%	45,649,589	4,529,514	40,491	4,608	4,484,415	Commodity Portfoilo	Monthly
CMF Aspect Master Fund LLC	28.39%	44,469,338	3,758,701	43,538	4,026	3,711,137	Commodity Portfolio	Monthly
		$115,437,157	$3,911,679	$112,614	$10,776	$3,788,289

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)

	December 31, 2004		Three Months ended June 30, 2004
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Strategic Allocation Master Fund LLC	15.41%	$27,780,607	$(6,940,502)	$22,744	$2,341	$(6,965,587)	Commodity Portfolio	Monthly

	December 31, 2004		For the six months ended June 30, 2004
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Strategic Allocation Master Fund LLC	15.41%	$27,780,607	$(4,802,800)	$42,984	$4,954	$(4,850,738)	Commodity Portfolio	Monthly

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

The majority of these instruments mature within one year of June 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in partnerships, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2005, Partnership capital decreased 13.1% from $180,295,345 to $156,615,650. This decrease was primarily attributable to a net loss from operations of $10,919,938 coupled with the redemption of 10,413.2075 Redeemable Units of Limited Partnership Interest resulting in an outflow of $12,759,757. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investments in other partnerships are recorded at fair value, based upon the Partnership's proportionate interest held.

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

Results of Operations

During the Partnership's second quarter of 2005 the net asset value per Redeemable unit increased 3.2% from $1,229.40 to $1,269.15 as compared to a decrease of 15.7% in the second quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $7,960,238. Gains were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates and livestock and were partially offset by losses in energy, grains, U.S. interest rates, metals, softs and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $33,247,069. Losses were primarily attributable to the trading of commodity futures in currencies, grains and U.S. and non-U.S. interest rates, indices and metals and were partially offset by gains in energy, livestock and softs.

Trading in the second quarter of 2005 began with a continuation of the volatile and directionless markets that had characterized the first quarter. Through most of April, neither the financial nor commodity markets provided profitable trading opportunities for the Partnership's Advisors. May was a transition period as macro-economic trends emerged and continued into June providing improved trading conditions for the trend-following strategies of the Advisors.

Lower interest rates in the Europe and the U.S. were the primary drivers of profitability for the quarter and had a concomitant impact on strengthening the U.S. dollar to recent highs versus the Euro, British pound and Swiss franc. Lower interest rates were favorable for Advisors' positions as lower inflation reports, weak European markets, and improved productivity caused markets to shrug off another increase in short-term rates by the U.S. Federal Reserve Board. Trading in foreign currencies was likewise profitable while trading in stock indices was unprofitable.

Offsetting a portion of these gains were losses in the commodity markets. A combination of lower inflation expectations and increased supplies disrupted price trends across several markets leading to losses in energy markets, primarily crude oil, base and precious metals, and grains.

During the Partnership's six months ended June 30, 2005 the net asset value per Redeemable unit decreased 5.8% from $1,347.35 to $1,269.15 as compared to an decrease of 8.2% for the six months ended June 30, 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2005 of $5,165,152. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, metals, softs and indices and were partially offset by gains in U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2004 of $7,898,112. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, softs and indices and were partially offset by gains in energy, grains, U.S. interest rates, metals and livestock.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non competitive yield on the three month U.S. Treasury bill maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or to place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2005 decreased by $78,306 and $42,264, respectively, as compared to the corresponding periods in 2004. The decrease in interest income in the second quarter and first half of 2005 is due to lower averge net assets as compared to the corresponding periods in 2004.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Commissions and fees for the three and six months ended June 30, 2005 decreased by $642,418 and $1,497,531, respectively, as compared to the corresponding periods in 2004. The decrease is primarily due to a decrease in net assets during the three and six months ended as compared to the corresponding period in 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended June 30, 2005 decreased by $149,316 and $383,825, respectively, as compared to the corresponding periods in 2004. The decrease is primarily due to a decrease in net assets during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three and six months ended June 30, 2005 resulted, in an incentive fee accrual of $479,340. Trading Performance for the three and six months ended June 30, 2004 result in the reversal of an incentive fee accrual of $3,405,648 and an accrual of $521,020, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2005 and the highest, lowest and average value during the three months ended June 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2005, the Partnership's total capitalization was $156,615,650. There has been no material change in the trading value at risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

June 30, 2005
(Unaudited)

			Three Months Ended June 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies:
– OTC	$1,579,678	1.01%	1,618,795	313,980	920,290
Energy	168,000	0.11%	711,750	59,500	370,000
Grains	118,975	0.08%	128,750	33,600	108,163
Interest Rates U.S.	865,650	0.55%	890,450	6,143	421,681
Interest Rates Non-U.S.	1,362,022	0.87%	1,413,045	23,563	945,836
Livestock	33,600	0.02%	34,400	23,200	34,000
Metals
– OTC	103,269	0.06%	1,192,642	60,525	205,039
Softs	12,028	0.01%	252,768	12,028	137,605
Indices	3,075,287	1.96%	3,124,453	16,608	1,440,416
Total	$7,318,509	4.67%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Enron-Related Civil Actions

On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al. v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plantiff), the Citigroup Board and the District Court in Texas.

Mutual Funds

On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and Citigroup Global Markets completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and Citigroup Global Markets in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 – April 30, 2005	1,401.1114	$1,173.31	N/A	N/A
May 1, 2005 – May 31, 2005	1,989.7983	$1,218.20	N/A	N/A
June 1, 2005 – June 30, 2005	1,675.0510	$1,269.15	N/A	N/A
Total	5,065.9607	$1,220.22	N/A	N/A

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

Date:  August 9, 2005

By:	/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director

Date:  August 9, 2005