Form 10-Q
period 2005-09-30
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2005-11-09
CIK 1095007

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005

Commission File Number 000-32599

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-4077759
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Ave 25th Fl.
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

Yes X     No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes          No X

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2005 and December 31, 2004 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 18
Item 4.	Controls and Procedures	19
PART II - Other Information		20

PART I
Item 1.    Financial Statements

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2005	December 31 2004
Assets:
Investment in Partnerships, at fair value	$112,529,295	$27,780,607
Equity in commodity futures trading account:
Cash (restricted $2,884,051 and $26,147,161 in 2005 and 2004, respectively)	43,153,890	154,424,701
Net unrealized appreciation on open futures positions	587,459	3,659,841
Unrealized appreciation on open forward contracts	1,324,198	6,760,475
	157,594,842	192,625,624
Interest receivable	93,198	206,201
	$157,688,040	$192,831,825
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$673,591	$6,671,257
Accrued expenses:
Commissions	696,886	851,456
Management fees	229,899	283,680
Incentive fees	269,634	1,920,913
Other	77,979	179,373
Redemptions payable	1,485,771	2,629,801
	3,433,760	12,536,480
Partners' capital:
General Partner, 2,005.1490 unit equivalents outstanding in 2005 and 2004	2,566,992	2,701,638
Limited Partners, 118,487.2174 and 131,810.1264 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	151,687,288	177,593,707
	154,254,280	180,295,345
	$157,688,040	$192,831,825

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (0.16)%	$(238,754)
	Unrealized appreciation on forward contracts 0.33%	504,449
Total Currencies 0.17%		265,695

Total Energy 0.04%	Futures contracts purchased 0.04%	55,640

Grains
	Futures contracts sold 0.00%*	9,075
	Futures contracts purchased 0.00%*	3,162
Total Grains 0.00%*		12,237

Interest Rates U.S.
	Futures contracts sold 0.01%	19,803
	Futures contracts purchased (0.00)%*	(5,655)
Total Interest Rates U.S. 0.01%		14,148

Interest Rates non-U.S
	Futures contracts sold (0.02)%	(37,207)
	Futures contracts purchased 0.00%*	9,204
Total Interest Rates non-U.S. (0.02)%		(28,003)

Metals
	Futures contracts purchased 0.03%	50,010

	Unrealized depreciation on forward contracts (0.28)%	(434,837)
	Unrealized appreciation on forward contracts 0.53%	819,749
	Total forward contracts 0.25%	384,912
Total Metals 0.28%		434,922

Softs
	Futures contracts sold (0.02)%	(35,990)
	Futures contracts purchased 0.10%	157,674
Total Softs 0.08%		121,684

Indices
	Futures contracts sold (0.00)%*	(6,373)
	Futures contracts purchased 0.24%	368,116
Total Indices 0.24%		361,743

Investments in Partnerships	JWH Strategic Allocation Master Fund 16.03%	24,728,308
	CMF Campbell Master Fund L.P. 28.47%	43,910,363
	CMF Aspect Master Fund L.P. 28.45%.	43,890,624
Total Investment in Partnerships 72.95%		112,529,295

Total Fair Value 73.75%		$113,767,361

Country Composition	Investments at Fair Value	% of Investments at Fair Value
France	$72,191	0.06%
Germany	2,239	0.00 *
Hong Kong	10,229	0.01
Japan	143,815	0.13
Spain	86,255	0.08
United Kingdom	389,241	0.34
United States	113,063,391	99.38
	$113,767,361	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See Accompanying Notes to Financial Statements.

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (2.97)%	$(5,354,064)
	Unrealized appreciation on forward contracts 2.98%	5,369,508
	Total forward contracts 0.01%	15,444
	Futures contracts purchased 0.01%	26,838
Total Currencies 0.02%		42,282

Energy
	Futures contracts sold 0.22%	391,430
	Futures contracts purchased (0.06)%	(101,087)
Total Energy 0.16%		290,343
Grains
	Futures contracts sold (0.03)%	(70,432)
	Futures contracts purchased 0.00%*	450
Total Grains (0.03)%		(69,982)

Livestock (0.01)%	Futures contracts purchased (0.01)%	(15,112)
Interest Rates U.S.
	Futures contracts sold 0.10%	181,780
	Futures contracts purchased 0.04%	77,260
Total Interest Rates U.S. 0.14%		259,040
Interest Rates Non-U.S.
	Futures contracts sold (0.00)%*	(4,577)
	Futures contracts purchased 0.57%	1,032,685
Total Interest Rates Non-U.S. 0.57%		1,028,108
Metals
	Futures contracts purchased (0.00)%*	(3,076)
	Unrealized depreciation on forward contracts (0.73)%	(1,317,193)
	Unrealized appreciation on forward contracts 0.77%	1,390,967
	Total forward contracts 0.04%	73,774
Total Metals 0.04%		70,698
Softs
	Futures contracts sold (0.01)%	(17,963)
	Futures contracts purchased 0.04%	73,947
Total Softs 0.03%		55,984
Indices
	Futures contracts sold (0.00)%*	(7,890)
	Futures contracts purchased 1.16%	2,095,588
Total Indices 1.16%		2,087,698
Investment in Partnership 15.41%	JWH Strategic Allocation Master Fund LLC 15.41%	27,780,607
Total Fair Value 17.49%		$31,529,666

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(15,670)	(0.05)%
Canada	139,566	0.44
France	(9,637)	(0.03)
Germany	461,646	1.47
Hong Kong	708	0.00 *
Japan	561,308	1.78
Spain	194,875	0.62
United Kingdom	838,884	2.66
United States	29,357,986	93.11
	$31,529,666	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding.

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$2,066,702	$(10,411,422)	$(8,422,465)	$1,512,684
Change in unrealized gains (losses) on open positions and investment in Partnerships	1,654,377	12,170,029	6,982,082	(7,652,189)
	3,721,079	1,758,607	(1,440,383)	(6,139,505)
Interest income	274,824	406,429	869,071	1,042,940
	3,995,903	2,165,036	(571,312)	(5,096,565)

Expenses:
Brokerage commissions including clearing fees of $16,819, $76,928, $68,596, and $289,328, respectively	2,161,473	2,538,149	6,549,413	8,421,700
Management fees	702,936	773,279	2,120,717	2,574,885
Incentive fees	(209,706)	(456,958)	269,634	64,062
Other expenses	10,909	38,460	78,571	157,994
	2,665,612	2,892,930	9,018,335	11,218,641

Net income (loss)	1,330,291	(727,894)	(9,589,647)	(16,315,206)

Redemptions – Limited Partners	(3,691,661)	(6,226,687)	(16,451,418)	(14,395,850)

Net decrease in Partners' capital	(2,361,370)	(6,954,581)	(26,041,065)	(30,711,056)

Partners' capital, beginning of period	156,615,650	175,887,643	180,295,345	199,644,118

Partners' capital, end of period	$154,254,280	$168,933,062	$154,254,280	$168,933,062
Net asset value per Redeemable Unit (120,492.3664 and 141,696.7593 Redeemable Units outstanding at September 30, 2005 and 2004, respectively)	$1,280.20	$1,192.22	$1,280.20	$1,192.22

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$11.05	$(4.43)	$67.15	$(111.64)

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,330,291	$(727,894)	$(9,589,647)	$(16,315,206)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	4,599,718	(7,149,416)	23,263,110	9,182,374
(Increase) decrease in investment in Partnership, at fair value	2,907,862	(1,128,479)	(84,748,688)	5,371,256
(Increase) decrease in net unrealized appreciation on open futures positions	769,104	(6,253,956)	3,072,382	807,355
(Increase) decrease in unrealized appreciation on open forward contracts	148,086	(4,583,273)	5,436,277	3,281,685
(Increase) decrease in interest receivable	(14,027)	(35,627)	113,003	(44,788)

Increase (decrease) in net unrealized depreciation on open futures positions	—	3,309,996	—	—
Increase (decrease) in unrealized depreciation on open forward contracts	(398,451)	(2,838,949)	(5,997,666)	516,259
Accrued expenses:
Increase (decrease) in commissions	(14,508)	(26,348)	(154,570)	(193,878)
Increase (decrease) in management fees	(4,933)	(8,645)	(53,781)	(61,552)
Increase (decrease) incentive fees	(209,706)	(456,958)	(1,651,279)	(6,133,412)
Increase (decrease) in other	(38,237)	17,224	(101,394)	96,421
Net cash provided by (used in) operating activities	9,075,199	(19,882,325)	(70,412,253)	(3,493,486)

Cash flows from financing activities:
Payments for redemptions – Limited Partners	(4,331,781)	(4,750,399)	(17,595,448)	(13,631,627)

Net change in cash	4,743,418	(24,632,724)	(88,007,701)	(17,125,113)
Unrestricted Cash, at beginning of period	35,526,421	148,178,045	128,277,540	140,670,434
Unrestricted Cash, at end of period	$40,269,839	$123,545,321	$40,269,839	$123,545,321

See Accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
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

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2005, all trading decisions for the Partnership are made by Campbell & Company, Inc., ("Campbell"), Graham Capital Management L.P. ("Graham"), Aspect Capital Limited ("Aspect") and John W. Henry and Company, Inc. ("JWH") (each, an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2005 and December 31, 2004, and the results of its operations and cash flows for the three and nine months ended September 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net realized and unrealized gains (losses)*	$12.94	$(5.20)	$(54.55)	$(101.51)
Interest income	2.25	3.21	6.81	8.11
Expenses**	(4.14)	(2.44)	(19.41)	(18.24)
Increase (decrease) for the period	11.05	(4.43)	(67.15)	(111.64)
Net Asset Value per Redeemable Unit, beginning of period	1,269.15	1,196.65	1,347.35	1,303.86
Net Asset Value per Redeemable Unit, end of period	$1,280.20	$1,192.22	$1,280.20	$1,192.22

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(6.7)%	(6.9)%	(6.7)%	(7.1)%
Operating expenses	7.4%	7.8%	7.4%	7.8%
Incentive fees	(0.1)%	(0.3)%	0.2%	—	%*****
Total expenses	7.3%	7.5%	7.6%	7.8%
Total return:
Total return before incentive fees	0.7%	(0.6)%	(4.8)%	(8.6)%
Incentive fees	0.2%	0.2%	(0.2)%	—	%*****
Total return after incentive fees	0.9%	(0.4)%	(5.0)%	(8.6)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

*****	Due to rounding

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

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2005 and the year ended December 31, 2004 based on a monthly calculation, were $695,077 and $5,122,361, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2005 and December 31, 2004, were $1,238,066 and $3,749,059, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnerships:

Effective May 22, 2003, the Partnership allocated a portion of the Partnership's capital to the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability Company ("JWH Master"). With this cash, the Partnership purchased 14,370.0894 Units of the Master with a fair value of $27,367,545. JWH Master was formed in order to permit commodity pools managed now or in the future by JWH using the Strategic Allocation Program, JWH's propriety trading program, to invest together in one trading vehicle. The General Partner is the Managing Member of JWH Master. Individual and pooled accounts currently managed by JWH, including the Partnership, are permitted to be a non-managing member of JWH Master. The General Partner and JWH believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in JWH Master are approximately the same and redemption rights are not affected.

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. ("Campbell Master"), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 51,356.1905 Units of Campbell Master with cash equal to $50,768,573, and a contribution of open commodity futures and forward positions with a fair value of $587,618. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using the Financial, Metal and Energy ("FME") Portfolio, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Campbell Master are approximately the same and redemption rights are not affected.

Effective March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. ("Aspect Master"), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 43,434.9465 Units of Aspect Master with cash equal to $40,490,894, and a contribution of open commodity futures and forward positions with a fair value of $2,944,052. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be a limited partner of Aspect Master. The General Partner and Aspect believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of the investment in Aspect Master are approximately the same and redemption rights are not affected.

JWH Master's, Campbell Master's and Aspect Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Masters all engage in such trading through commodity brokerage accounts maintained with CGM.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

A non-managing member/limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from JWH Master, Campbell Master or Aspect Master (the "Master Funds") in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the Managing Member/General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the investments presented below. These fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master Funds. All other fees, including CGM's direct brokerage commission, are charged at the Partnership level.

At September 30, 2005 and December 31, 2004 the Partnership owns 13.0% and 12.2%, respectively of JWH Master. At September 30, 2005, the Partnership owns 14.3% of Campbell Master and 20.6% of Aspect Master. It is JWH's, Campbell's and Aspect's intention to continue to invest the assets allocated to each by the Partnership in JWH Master, Campbell Master and Aspect Master, respectively. The performance of the Partnership is directly affected by the performance of the Master Funds.

Summarized information reflecting the total assets, liabilities and capital for the Master Funds are shown in the following tables.

	September 30, 2005
	Investments'	Investments'	Investments'
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$213,272,492	$465,277	$212,807,215
Campbell Master	327,642,354	20,278,272	307,364,082
JWH Master	200,249,249	9,767,640	190,481,609
Total	$741,164,095	$30,511,189	$710,652,906

	December 31, 2004
	Investments'	Investments'	Investments'
	Total Assets	Total Liabilities	Total Capital

JWH Master	$233,529,301	$6,199,252	$227,330,049

Summarized information reflecting the Partnership's investment in, and the operations of the Master Funds are as shown in the following table.

	September 30, 2005		For the three months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Master	16.03%	$24,728,308	$636,871	$11,762	$996	$624,113	Commodity Portfolio	Monthly
Campbell Master	28.47%	43,910,363	68,660	16,682	2,020	49,958	FME Portfoilo	Monthly
Aspect Master	28.45%	43,890,624	1,527,219	25,376	2,802	1,499,041	Commodity Portfolio	Monthly
Total		$112,529,295	$2,232,750	$53,820	$5,818	$2,173,112

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

	September 30, 2005		For the nine months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Master	16.03%	$24,728,308	$(3,739,666)	$40,347	$3,138	$(3,783,151)	Commodity Portfolio	Monthly
Campbell Master	28.47%	43,910,363	4,598,176	57,173	6,629	4,534,374	FME Portfolio	Monthly
Aspect Master	28.45%	43,890,624	5,285,921	68,914	6,828	5,210,179	Commodity Portfolio	Monthly
Total		$112,529,295	$6,144,431	$166,434	$16,595	$5,961,402

	December 31, 2004		Three Months ended September 30, 2004
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Master	15.41%	$27,780,607	$1,822,136	$16,156	$2,132	$1,803,848	Commodity Portfolio	Monthly

	December 31, 2004		For the nine months ended September 30, 2004
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Master	15.41%	$27,780,607	$(2,980,664)	$59,140	$7,086	$(3,046,890)	Commodity Portfolio	Monthly

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
September 30, 2005
(Unaudited)

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

The majority of these instruments mature within one year of September 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in partnerships, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2005, Partnership capital decreased 14.4% from $180,295,345 to $154,254,280. This decrease was primarily attributable to a net loss from operations of $9,589,647 coupled with the redemption of 13,322.9090 Redeemable Units of Limited Partnership Interest resulting in an outflow of $16,451,418. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

During the Partnership's third quarter of 2005 the net asset value per Redeemable unit increased 0.9% from $1,269.15 to $1,280.20 as compared to a decrease of 0.4% in the third quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $3,721,079. Gains were primarily attributable to the trading of commodity futures in energy, metals, softs and indices and were partially offset by losses in currencies, grains, U.S. interest rates and non-U.S. interest rates, livestock and lumber. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2004 of $1,758,607. Gains were primarily attributable to the trading of commodity futures in energy, grains, U.S. interest rates and non-U.S. interest rates and were partially offset by losses in currencies, livestock, metals, softs and indices.

Third Quarter results reflect strong trends and profitable trading in the energy and stock index markets with directionless and volatile prices in interest rates and currencies producing losses and periodic trading opportunities in metals and softs. The overall net result was positive for the quarter.

The quarter started with a reversing trend in U.S. and European fixed income instruments as yields began to rise prompted by U.S. central bank rate increases. This volatility continued through the remainder of the quarter and led to the greatest sector loss for the Partnership. The most profitable trends for the quarter, however, were in the energy markets as crude oil and natural gas prices rose to historic levels. Substantial profits were made in trading these markets which saw recent trends exacerbated by the impact of the two Gulf Coast hurricanes.

Prospects of improving economic conditions in Japan led to strong profits in Nikkei stock index trading and combined with solid second quarter corporate profits led to profits in U.S. stock index trading as well. Offsetting profitable stock index trading were losses in foreign currency trading. The most notable event in this markets was the Chinese government decision to unpeg the yuan from the U.S. dollar and its consequent upward revaluation. This led to near continuous adjustments in the relation of the major currencies throughout the quarter and range-bound trading in the U.S. dollar. While other commodity markets produced lackluster price trends, precious metals, particularly gold rose to over $400 an ounce, its highest level in 15 years and produced additional profits for the Partnership's Advisors.

During the Partnership's nine months ended September 30, 2005 the net asset value per Redeemable unit decreased 5.0% from $1,347.35 to $1,280.20 as compared to a decrease of 8.6% for the nine months ended September 30, 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2005 of $1,440,383. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. interest rates, livestock, metals, softs and lumber and were partially offset by gains in energy, indices and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2004 of $6,139,505. Losses were primarily attributable to the trading of commodity futures in currencies, livestock, softs and indices and were partially offset by gains in energy, grains, metals, U.S. interest rates and non-U.S. interest rates.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non competitive yield on the three month U.S. Treasury bill maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or to place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2005 decreased by $131,605 and $173,869, respectively, as compared to the corresponding periods in 2004. The decrease in interest income is primarily due to lower average net assets during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Commissions and fees for the three and nine months ended September 30, 2005 decreased by $376,676 and $1,872,287, respectively, as compared to the corresponding periods in 2004. The decrease in brokerage commissions is primarily due to a decrease in net assets during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2005 decreased by $70,343 and $454,168, respectively, as compared to the corresponding periods in 2004. The decrease in management fees is primarily due to a decrease in net assets during the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three and nine months ended September 30, 2005 resulted in the reversal of an incentive fee accrual of $209,706 and an incentive fee accrual of $269,634, respectively. Trading Performance for the three and nine months ended September 30, 2004 resulted in the reversal of an incentive fee accrual of $456,958 and an accrual of $64,062, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2005 and the highest, lowest and average value during the three months ended September 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2005, the Partnership's total capitalization was $154,254,280. There has been no material change in the trading value at risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

September 30, 2005
(Unaudited)

			Three Months Ended September 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies:
– OTC	$821,647	0.53%	$1,916,776	$146,939	$999,975
Energy	162,000	0.11%	1,577,500	154,000	385,667
Grains	25,562	0.02%	194,400	25,562	67,224
Interest Rates U.S.	53,200	0.03%	865,650	8,444	67,763
Interest Rates Non-U.S.	99,017	0.06%	1,341,429	43,060	193,580
Metals
– Exchange Traded Contracts	26,000	0.02%	42,000	0	8,667
– OTC	130,800	0.09%	307,400	42,744	242,527
Softs	156,450	0.10%	188,005	11,649	120,921
Indices	1,171,829	0.76%	3,566,786	978,882	2,270,803
Total	$2,646,505	1.72%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the registrant's last fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31,2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Enron Corp.

On August 4, 2005, a breach of contract action was filed in the United States District Court for the Southern District of New York, WESTPAC BANKING CORPORATION v. CITIBANK, N.A. The complaint alleges that Citibank breached a representation and warranty in a Credit Default Swap agreement entered into in December 2000 concerning Enron.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas, AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN-CHASE & CO., ET AL. The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets Inc., and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

WorldCom, Inc.

In STURM, ET AL. v. CITIGROUP, ET AL., an NASD arbitration seeking very significant compensatory and punitive damages, Claimants' common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, were heard this quarter.

Citigroup, along with other financial institution defendants, entered into a settlement in NEW YORK CITY EMPLOYEES' RETIREMENT SYSTEM v. EBBERS, ET AL., resolving all claims against the Citigroup-related defendants in this WorldCom-related action, which was brought by a plaintiff that opted out of the settlement of the WorldCom class action. The settlement amount is covered by existing litigation reserves.

Citigroup along with other financial institutions and other defendants, entered into a settlement resolving all claims against the Citigroup-related defendants in 32 individual actions filed by a single law firm on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement. Plaintiffs in these actions asserted various claims under federal and state law, including, among other things, federal and state securities claims, fraud, negligent misrepresentation and breach of fiduciary duty, in connection with the Citigroup-related defendants' research coverage, and underwriting of WorldCom securities. The settlement amount is covered by existing litigation reserves.

Global Crossing

On September 12, 2005, Citigroup entered into a settlement with the Global Crossing Estate Representative, resolving all claims pending in United States Bankruptcy Court for the Southern District of New York against the Citigroup-related defendants. The settlement amount is covered by existing litigation reserves.

Research

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in IN RE SALOMON ANALYST AT&T LITIGATION, a putative class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in NORMAN v. SALOMON SMITH BARNEY, ET AL., a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On August 17, 2005, in DISHER v. CITIGROUP GLOBAL MARKETS INC., the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of plaintiffs' motion to remand the case to state court, and directed the district court to dismiss the case as preempted under the Securities Litigation Uniform Standards Act ("SLUSA"). The United States Supreme Court has granted review in another case involving SLUSA that may affect the Seventh Circuit's dismissal of the Disher matter.

Adelphia

In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

IPO Securities Litigation

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in IN RE INITIAL PUBLIC OFFERING SECURITIES LITIGATION agreeing to review the district court's order granting plaintiffs' motion for class certification.

IPO Antitrust Litigation

On September 28, 2005 the United States Court of Appeals for the Second Circuit in IN RE INITIAL PUBLIC OFFERING ANTITRUST LITIGATION vacated the district court's order dismissing these actions and remanded for further proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 – July 31, 2005	802.5680	$1,255.69	N/A	N/A
August 1, 2005 – August 31, 2005	946.5565	$1,265.76	N/A	N/A
September 1, 2005 – September 30, 2005	1,160.5770	$1,280.20	N/A	N/A
Total	2,909.7015	$1,267.22	N/A	N/A

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

Date:  November 9, 2005

By:	/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director

Date:  November 9, 2005