Form 10-Q
period 2006-03-31
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2006-05-12
CIK 1095007

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2006

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer          Accelerated filer          Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes          No X

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
FORM 10-Q
INDEX

PART I
Item 1.    Financial Statements

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2006	December 31, 2005
Assets:
Investment in Partnerships, at fair value	$106,521,664	$109,585,351
Equity in commodity futures trading account:
Cash (restricted $492,062 and $3,917,513 in 2006 and 2005, respectively)	42,542,321	40,905,518
Net unrealized appreciation on open futures positions	115,609	167,893
Unrealized appreciation on open forward contracts	1,771,178	2,043,605
	150,950,772	152,702,367
Interest receivable	124,365	100,252
	$151,075,137	$152,802,619
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$1,783,511	$1,173,919
Accrued expenses:
Commissions	671,812	695,415
Management fees	221,068	229,287
Incentive fees	333,772	491,538
Other	70,630	36,808
Redemptions payable	1,415,998	1,181,113
	4,496,791	3,808,080
Partners' capital:
General Partner, 2,005.1490 unit equivalents outstanding in 2006 and 2005	2,646,877	2,575,333
Limited Partners, 109,035.5266 and 114,002.1132 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	143,931,469	146,419,206
	146,578,346	148,994,539
	$151,075,137	$152,802,619

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Grains	$(6,200)	(0.00)*	%
Indices	2,118	0.00	*
Livestock	(3,840)	(0.00)	*
Total futures contracts purchased	(7,922)	(0.00)	*
Futures Contracts Sold
Indices	(810)	(0.00)	*
Interest Rates Non-U.S.	123,260	0.08
Interest Rates U.S.	1,081	0.00	*
Total futures contracts sold	123,531	0.08
Unrealized Appreciation on Forward Contracts
Currencies	1,312,915	0.90
Metals	458,263	0.31
Total unrealized appreciation on forward contracts	1,771,178	1.21
Unrealized Depreciation on Forward Contracts
Currencies	(1,474,165)	(1.01)
Metals	(309,346)	(0.21)
Total unrealized depreciation on forward contracts	(1,783,511)	(1.22)
Investment in Partnerships
JWH Strategic Allocation Master Fund LLC	21,294,945	14.53
CMF Campbell Master Fund L.P.	42,605,615	29.07
CMF Aspect Master Fund L.P.	42,621,104	29.08
Total Investment in Partnerships	106,521,664	72.68
Total fair value	$106,624,940	72.75%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	$10,765	0.01%
Grains	(4,253)	(0.00) *
Indices	149,729	0.10
Interest Rates Non-U.S.	88,830	0.06
Livestock	(14,680)	(0.01)
Softs	28,762	0.02
Interest Rates U.S.	(32,534)	(0.02)
Total futures contracts purchased	226,619	0.16
Futures Contracts Sold
Energy	32,050	0.02
Grains	(7,238)	(0.01)
Indices	7,526	0.01
Interest Rates Non-U.S.	39,374	0.03
Softs	(57,105)	(0.04)
Interest Rates U.S.	(73,333)	(0.05)
Total futures contracts sold	(58,726)	(0.04)
Unrealized Appreciation on Forward Contracts
Currencies	867,445	0.58
Metals	1,176,160	0.79
Total unrealized appreciation on forward contracts	2,043,605	1.37
Unrealized Depreciation on Forward Contracts
Currencies	(534,431)	(0.36)
Metals	(639,488)	(0.43)
Total unrealized depreciation on forward contracts	(1,173,919)	(0.79)
Investment in Partnerships
JWH Strategic Allocation Master Fund LLC	23,678,001	15.89
CMF Campbell Master Fund L.P	43,271,706	29.04
CMF Aspect Master Fund L.P	42,635,644	28.62
Total Investment in Partnerships	109,585,351	73.55
Total fair value	$110,622,930	74.25%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding.

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$3,401,780	$(7,607,807)
Change in unrealized gains (losses) on open positions and investment in Partnerships	3,315,023	(5,517,583)
	6,716,803	(13,125,390)
Interest income	340,673	357,086
	7,057,476	(12,768,304)

Expenses:
Brokerage commissions including clearing fees of $26,216 and, $43,087, respectively	2,039,431	2,263,982
Management fees	658,462	724,876
Incentive fees	333,772	—
Other expenses	33,822	33,236
	3,065,487	3,022,094

Net income (loss)	3,991,989	(15,790,398)

Redemptions – Limited Partners	(6,408,182)	(6,565,956)

Net decrease in Partners' capital	(2,416,193)	(22,356,354)

Partners' capital, beginning of period	148,994,539	180,295,345

Partners' capital, end of period	$146,578,346	$157,938,991
Net asset value per Redeemable Unit (111,040.6756 and 128,468.0286 Redeemable Units outstanding at March 31, 2006 and 2005, respectively)	$1,320.04	$1,229.40

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$35.68	$(117.95)

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,991,989	$(15,790,398)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	—	(91,259,468)
Proceeds from sale of investment in Partnerships	6,438,590	3,499,218
Net unrealized (appreciation) depreciation on investment in Partnerships	(3,374,903)	2,764,931
(Increase) decrease in restricted cash	3,425,451	19,670,912
(Increase) decrease in net unrealized appreciation on open futures positions	52,284	3,659,841
(Increase) decrease in unrealized appreciation on open forward contracts	272,427	5,442,674
(Increase) decrease in interest receivable	(24,113)	117,846
Increase (decrease) in net unrealized depreciation on open futures positions	—	12,116
Increase (decrease) in unrealized depreciation on open forward contracts	609,592	(5,961,637)
Accrued expenses:
Increase (decrease) in commissions	(23,603)	(108,319)
Increase (decrease) in management fees	(8,219)	(38,189)
Increase (decrease) incentive fees	(157,766)	(1,920,913)
Increase (decrease) in other	33,822	35,170
Net cash provided by (used in) operating activities	11,235,551	(79,876,216)

Cash flows from financing activities:
Payments for redemptions – Limited Partners	(6,173,297)	(6,304,010)

Net change in cash	5,062,254	(86,180,226)
Unrestricted cash, at beginning of period	36,988,005	128,277,540
Unrestricted cash, at end of period	$42,050,259	$42,097,314

Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$(3,531,670)

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
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

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2006, all trading decisions for the Partnership are made by Campbell & Company, Inc., ("Campbell"), Graham Capital Management L.P. ("Graham"), Aspect Capital Limited ("Aspect") and John W. Henry and Company, Inc. ("JWH") (each, an "Advisor", and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2006 and December 31, 2005, and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Net realized and unrealized gains (losses)*	$41.72	$(114.92)
Interest income	2.99	2.70
Expenses**	(9.03)	(5.73)
Increase (decrease) for the period	35.68	(117.95)
Net Asset Value per Redeemable Unit, beginning of period	1,284.36	1,347.35
Net Asset Value per Redeemable Unit, end of period	$1,320.04	$1,229.40

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended March 31,
	2006	2005
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(6.6)%	(6.5)%
Operating expenses	7.6%	7.4%
Incentive fees	0.2%	—%
Total expenses	7.8%	7.4%
Total return:
Total return before incentive fees	3.0%	(8.8)%
Incentive fees	(0.2)%	—%
Total return after incentive fees	2.8%	(8.8)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

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

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three months ended March 31, 2006 and the year ended December 31, 2005 based on a monthly calculation, were $533,356 and $885,966, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2006 and December 31, 2005, were $103,276 and $1,037,579, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

JWH Master's, Campbell Master's and Aspect Master's (the "Funds") trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds all engage in such trading through commodity brokerage accounts maintained with CGM.

A non-managing member/limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the Managing Member/General Partner at least 3 days in advance of month-end.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

Management and incentive fees are not directly charged to the Funds below. These fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees, including CGM's direct brokerage commission, are charged at the Partnership level.

At March 31, 2006 and December 31, 2005 the Partnership owns 14.46% and 14.42%, respectively of JWH Master. At March 31, 2006, and December 31, 2005 the Partnership owns 11.94% and 13.23%, respectively of Campbell Master. At March 31, 2006 and December 31, 2005, the Partnership owns 20.84% and 21.83%, respectively of Aspect Master. It is JWH's, Campbell's and Aspect's intention to continue to invest the assets allocated to each by the Partnership in JWH Master, Campbell Master and Aspect Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following tables.

	March 31, 2006
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
JWH Master	$153,093,554	$6,229,419	$146,864,135
Campbell Master	366,902,874	11,193,593	355,709,281
Aspect Master	206,528,625	2,565,421	203,963,204
Total	$726,525,053	$19,988,433	$706,536,620

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
JWH Master	$171,892,844	$8,080,241	$163,812,603
Campbell Master	347,366,314	20,975,541	326,390,773
Aspect Master	200,507,575	5,680,632	194,826,943
Total	$719,766,733	$34,736,414	$685,030,319

Summarized information reflecting the Partnership's investment in, and the operations of the Funds are as shown in the following tables.

	March 31, 2006		For the three months ended March 31, 2006
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Master	14.53%	$21,294,945	$2,915,853	$22,962	$3,607	$2,889,284	Commodity Portfolio	Monthly
Campbell Master	29.07%	42,605,615	(1,442,232)	13,038	717	(1,455,987)	Commodity Portfolio	Monthly
Aspect Master	29.08%	42,621,104	2,828,418	11,392	747	2,816,279	Commodity Portfolio	Monthly
Total		$106,521,664	$4,302,039	$47,392	$5,071	$4,249,576

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

	December 31, 2005		For the three months ended March 31, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Master	15.89%	$23,678,001	$(5,116,628)	$14,971	$1,323	$(5,132,922)	Commodity Portfolio	Monthly
Campbell Master	29.04%	43,271,706	(1,647,800)	22,470	2,359	(1,672,629)	Commodity Portfolio	Monthly
Aspect Master	28.62%	42,635,644	932,079	19,944	2,830	909,305	Commodity Portfolio	Monthly
Total		$109,585,351	$(5,832,349)	$57,385	$6,512	$(5,896,246)

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership directly, and through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options on futures, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnerships/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Funds' risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's/Funds' assets is CGM.

The General Partner monitors and controls the Partnership's/Funds' risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards, and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of March 31, 2006. However, due to the nature of the Partnership's/Funds' businesses, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership's only assets are its equity in its commodity futures trading account consisting of cash, investment in partnerships, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2006, Partnership capital decreased 1.6% from $148,994,539 to $146,578,346. This decrease was primarily attributable to a redemption of 4,966.5866 Redeemable Units of Limited Partnership Interest resulting in an outflow of $6,408,182 coupled with a net gain from operations of $3,991,989. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

During the Partnership's first quarter of 2006 the net asset value per Redeemable unit increased 2.8% from $1,284.36 to $1,320.04 as compared to a decrease of 8.8% in the first quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2006 of $6,716,803. Gains were primarily attributable to the trading of commodity futures in metals, softs, U.S. interest rates and non-U.S. interest rates, livestock and indices and were partially offset by losses in currencies, energy and grains. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $13,125,390. Losses were primarily attributable to the trading of commodity futures in currencies, grains, non-U.S. interest rates, metals, livestock, softs and indices and were partially offset by gains in energy and U.S. interest rates.

The main drivers of performance in the first quarter of 2006 were strongly trending metals and stock index markets. Global political instability, rising energy prices and global interest rates fueled precious metals, both gold and silver, to over 20 year highs. Base metal, notably copper and zinc, reached prices not seen in over 25 years, which also contributed positively. Rising commodity prices led to higher interest rates in the U.S., Europe and Asia, producing profits for the Advisors for the quarter. Counterintuitive to traditional market reaction to higher interest rates, global stock markets advanced as corporate earnings reports for full year 2005 met or exceeded expectations and consumer spending remained high despite increased energy prices and interest rates. The Partnership's Advisors were properly positioned to take advantage of these trends.

Reducing gains for the Partnership were losses in foreign currency, energy markets and trading in agricultural products. The U.S. dollar remained in a trading pattern for most of the quarter with its value versus both the euro and yen rising and falling within a range that resulted in losses for those Advisors to the Partnership whose systems tend to be longer term in nature. Energy trading was generally unprofitable with the opportunities afforded by rising crude oil prices of crude oil offset by losses in natural gas. Trading results in grains, livestock, and softs were inconsequential for the quarter.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non competitive yield on the three month U.S. Treasury bill maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or to place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2006 decreased by $16,413 as compared to the corresponding period in 2005. The decrease in interest income is primarily due to lower average net assets during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Commissions and fees for the three months ended March 31, 2006 decreased by $ 224,551 as compared to the corresponding period in 2005. The decrease in brokerage commissions is primarily due to a decrease in average net assets during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2006 decreased by $66,414 as compared to the corresponding period in 2005. The decrease in management fees is primarily due to a decrease in average net assets during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended March 31, 2006 resulted in an incentive fee accrual of $333,772. There were no incentive fees earned for the three months ended March 31, 2005.

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

The following tables indicate the trading Value at Risk associated with the Partnership's investments and investments in other Partnerships by market category as of March 31, 2006, and the highest, lowest and average value during the three months ended March 31, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

As of March 31, 2006, the Partnership's total capitalization was $146,578,346.

March 31, 2006
(Unaudited)

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC	$2,437	0.00%**	$4,446,732	$2,437	$597,958
Grains	3,040	0.00%**	284,738	1,100	8,100
Interest Rates U.S.	8,600	0.01%	1,280,710	8,600	196,727
Interest Rates Non-U.S.	227,775	0.16%	3,688,501	82,304	334,696
Livestock	11,200	0.01%	48,000	—	3,733
Metals
– OTC	3,550	0.00%**	1,814,076	2,100	27,931
Indices	189,625	0.13%	7,071,679	189,625	1,673,626
Total	$446,227	0.31%

*	Average of month-end Values at Risk

**	Due to Rounding

As of March 31, 2006, JWH Master's total capitalization was $146,864,135. The Partnership owns 14.46% of JWH Master.

March 31, 2006
(Unaudited)

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$5,349,653	3.64%	$17,193,806	$4,596,484	$6,689,383
Energy	1,257,300	0.86%	9,753,735	360,000	1,737,033
Grains	132,000	0.09%	647,750	79,537	155,306
Interest Rates U.S.	1,707,700	1.16%	2,373,400	104,793	1,135,973
Interest Rates Non-U.S.	5,025,161	3.42%	8,280,125	1,855,853	3,234,159
Metals
– Exchange Traded Contracts	893,250	0.61%	1,747,000	283,000	860,833
– OTC Contracts	206,850	0.14%	2,260,564	203,900	403,966
Softs	608,375	0.41%	1,580,442	390,335	510,842
Indices	1,908,514	1.30%	4,526,107	1,467,140	2,218,620
Total	$17,088,803	11.63%

*	Average of month-end Values at Risk

As of March 31, 2006, Campbell Master's total capitalization was $355,709,281. The Partnership owns 11.94% of Campbell Master.

March 31, 2006
(Unaudited)

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC	$15,855,407	4.46%	$16,627,009	$10,760,009	15,259,326
Energy	3,433,700	0.97%	6,696,300	1,155,082	4,482,200
Interest Rates U.S.	3,039,000	0.85%	3,892,620	786,310	2,798,983
Interest Rates Non-U.S.	2,941,882	0.83%	6,533,524	2,496,984	3,086,782
Metals
– Exchange	192,500	0.05%	2,850,700	51,000	143,500
– OTC	553,550	0.16%	822,970	279,433	556,950
Indices	6,703,725	1.88%	14,411,622	6,163,466	9,331,036
Total	$32,719,764	9.20%

*	Average of month-end Values at Risk

As of March 31, 2006, Aspect Master's total capitalization was $203,963,204. The Partnership owns 20.84% of Aspect Master.

March 31, 2006
(Unaudited)

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$3,554,514	1.74%	$5,306,271	$2,999,081	$3,852,528
Energy	1,451,560	0.71%	4,996,255	815,288	1,860,624
Grains	673,617	0.33%	718,021	218,482	577,294
Interest Rates U.S.	2,952,900	1.45%	4,241,200	1,528,250	2,616,417
Interest Rates Non-U.S.	8,918,341	4.37%	8,918,341	4,424,093	6,822,933
Livestock	180,400	0.09%	5,306,271	60,470	115,650
Metals
– Exchange Traded Contracts	628,750	0.31%	1,319,500	515,750	606,500
– OTC Contracts	1,167,230	0.57%	2,496,448	795,695	1,034,320
Softs	1,192,245	0.58%	1,364,902	421,418	1,071,530
Indices	5,041,018	2.48%	6,609,756	4,350,554	5,120,944
Totals	$25,760,575	12.63%

*	Average of month-end Values at Risk

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

WorldCom, Inc.

In March 2006, the class action settlement in IN RE WORLDCOM, INC. SECURITIES LITIGATION became final, and the settlement amount was paid pursuant to the terms of the settlement agreement.

Research

On March 29, 2006, the court preliminarily approved Citigroup's settlement of IN RE SALOMON ANALYST AT&T LITIGATION. A final hearing on the settlement is scheduled for August 11, 2006.

IPO Antitrust Litigation

The underwriter defendants' motion in the Second Circuit to stay the issuance of the mandate remanding the cases to the district court pending the filing of a petition for writ of certiorari to the United States Supreme Court was granted on March 9, 2006, after the writ of certiorari was filed on March 8, 2006.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	2,467.0837	$1,293.41	N/A	N/A
February 1, 2006 – February 28, 2006	1,426.8100	$1,262.42	N/A	N/A
March 1, 2006 – March 31, 2006	1,072.6929	$1,320.04	N/A	N/A
Total	4,966.5866	$1,291.96	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

Exhibit – 32.1 – Section 1350 Certification (Certification of President and Director)

Exhibit – 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC (General Partner)

By:	/s/ David J. Vogel David J. Vogel President and Director

Date:  May 12, 2006

By:	/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director

Date:  May 12, 2006