Form 10-Q
period 2006-06-30
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2006-08-14
CIK 1095007

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2006

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer          Accelerated filer          Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes          No X

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
FORM 10-Q
INDEX

PART I
Item 1.    Financial Statements

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2006	December 31, 2005
Assets:
Investment in Partnerships, at fair value	$139,981,388	$109,585,351
Equity in commodity futures trading account:
Cash (restricted $0 and $3,917,513 in 2006 and 2005, respectively)	40,072	40,905,518
Net unrealized appreciation on open futures positions	—	167,893
Unrealized appreciation on open forward contracts	—	2,043,605
	140,021,460	152,702,367
Interest receivable	—	100,252
	$140,021,460	$152,802,619
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$—	$1,173,919
Accrued expenses:
Brokerage commissions	630,098	695,415
Management fees	206,657	229,287
Incentive fees	—	491,538
Other	65,488	36,808
Redemptions payable	2,165,869	1,181,113
	3,068,112	3,808,080
Partners' Capital:
General Partner, 2,005.1490 unit equivalents outstanding in 2006 and 2005	2,585,680	2,575,333
Limited Partners, 104,199.5321 and 114,002.1132 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	134,367,668	146,419,206
	136,953,348	148,994,539
	$140,021,460	$152,802,619

See accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Investment in Partnerships
JWH Strategic Allocation Master Fund LLC	$20,820,074	15.20%
CMF Campbell Master Fund L.P.	38,240,624	27.92
CMF Aspect Master Fund L.P.	41,076,184	29.99
CMF Graham Master Fund L.P.	39,844,506	29.10
Total investment in Partnerships	139,981,388	102.21
Total fair value	$139,981,388	102.21%

Percentages are based on Partners' Capital unless otherwise indicated.

See accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	$10,765	0.01%
Grains	(4,253)	(0.00)*
Indices	149,729	0.10
Interest Rates Non-U.S.	88,830	0.06
Interest Rates U.S.	(32,534)	(0.02)
Livestock	(14,680)	(0.01)
Softs	28,762	0.02
Total futures contracts purchased	226,619	0.16
Futures Contracts Sold
Energy	32,050	0.02
Grains	(7,238)	(0.01)
Indices	7,526	0.01
Interest Rates Non-U.S.	39,374	0.03
Interest Rates U.S.	(73,333)	(0.05)
Softs	(57,105)	(0.04)
Total futures contracts sold	(58,726)	(0.04)
Unrealized Appreciation on Forward Contracts
Currencies	867,445	0.58
Metals	1,176,160	0.79
Total unrealized appreciation on forward contracts	2,043,605	1.37
Unrealized Depreciation on Forward Contracts
Currencies	(534,431)	(0.36)
Metals	(639,488)	(0.43)
Total unrealized depreciation on forward contracts	(1,173,919)	(0.79)
Investment in Partnerships
JWH Strategic Allocation Master Fund LLC	23,678,001	15.89
CMF Campbell Master Fund L.P	43,271,706	29.04
CMF Aspect Master Fund L.P	42,635,644	28.62
Total investment in Partnerships	109,585,351	73.55
Total fair value	$110,622,930	74.25%

Percentages are based on Partners' Capital unless otherwise indicated.

* Due to rounding.

See accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$87,066	$(2,881,360)	$3,488,846	$(10,489,167)
Change in unrealized gains (losses) on open positions and investment in Partnerships	(956,785)	10,841,598	2,358,238	5,324,015
	(869,719)	7,960,238	5,847,084	(5,165,152)
Interest income	—	237,161	340,673	594,247
	(869,719)	8,197,399	6,187,757	(4,570,905)

Expenses:
Brokerage commissions including clearing fees of $0, $8,690, $26,216 and $51,777, respectively	1,984,139	2,122,038	4,023,570	4,386,020
Management fees	649,218	692,905	1,307,680	1,417,781
Incentive fees	(333,772)	479,340	—	479,340
Other expenses	33,262	32,656	67,084	65,892
	2,332,847	3,326,939	5,398,334	6,349,033

Net income (loss)	(3,202,566)	4,870,460	789,423	(10,919,938)

Redemptions – Limited Partners	(6,422,432)	(6,193,801)	(12,830,614)	(12,759,757)

Net decrease in Partners' Capital	(9,624,998)	(1,323,341)	(12,041,191)	(23,679,695)

Partners' Capital, beginning of period	146,578,346	157,938,991	148,994,539	180,295,345

Partners' Capital, end of period	$136,953,348	$156,615,650	$136,953,348	$156,615,650
Net asset value per Redeemable Unit (106,204.6811 and 123,402.0679 Redeemable Units outstanding at June 30, 2006 and 2005, respectively)	$1,289.52	$1,269.15	$1,289.52	$1,269.15

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(30.52)	$39.75	$5.16	$(78.20)

See accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(3,202,566)	$4,870,460	$789,423	$(10,919,938)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	(41,952,238)	(6,000,000)	(41,952,238)	(97,259,468)
Proceeds from sale of investment in Partnerships	6,294,506	12,441,293	12,733,096	15,940,510
Net unrealized (appreciation) depreciation on investment in Partnerships	2,198,008	(9,102,524)	(1,176,895)	(6,337,592)
(Increase) decrease in restricted cash	492,062	(1,007,520)	3,917,513	18,663,392
(Increase) decrease in net unrealized appreciation on open futures positions	115,609	(1,356,563)	167,893	2,303,278
(Increase) decrease in unrealized appreciation on open forward contracts	1,771,178	(154,483)	2,043,605	5,288,191
(Increase) decrease in interest receivable	124,365	9,184	100,252	127,030
Increase (decrease) in net unrealized depreciation on open futures positions	—	(12,116)	—	—
Increase (decrease) in unrealized depreciation on open forward contracts	(1,783,511)	362,422	(1,173,919)	(5,599,215)
Accrued expenses:
Increase (decrease) in brokerage commissions	(41,714)	(31,743)	(65,317)	(140,062)
Increase (decrease) in management fees	(14,411)	(10,659)	(22,630)	(48,848)
Increase (decrease) incentive fees	(333,772)	479,340	(491,538)	(1,441,573)
Increase (decrease) in other	(5,142)	(98,327)	28,680	(63,157)
Net cash provided by (used in) operating activities	(36,337,626)	388,764	(25,102,075)	(79,487,452)

Cash flows from financing activities:
Payments for redemptions – Limited Partners	(5,672,561)	(6,959,657)	(11,845,858)	(13,263,667)
Net cash provided by (used in) financing activities	(5,672,561)	(6,959,657)	(11,845,858)	(13,263,667)
Net change in cash	(42,010,187)	(6,570,893)	(36,947,933)	(92,751,119)
Unrestricted cash, at beginning of period	42,050,259	42,097,314	36,988,005	128,277,540
Unrestricted cash, at end of period	$40,072	$35,526,421	$40,072	$35,526,421

Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$—	$—	$(3,531,670)

See accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

1.    General:

Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized under the laws of the State of New York on August 25, 1999 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options on futures, and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on June 1, 2000.

Between January 31, 2000 (commencement of the offering period) and May 30, 2000, 16,045 redeemable units of limited partnership interest (‘‘Redeemable Units’’) and 162 Redeemable Unit equivalents representing the general partner's contribution were sold at $1,000 per Unit. The proceeds of the offering were held in an escrow account until May 31, 2000, at which time they were turned over to the Partnership for trading.

Citigroup Managed Futures LLC, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of June 30, 2006, all trading decisions for the Partnership are made by Campbell & Company, Inc., (‘‘Campbell’’), Graham Capital Management L.P. (‘‘Graham’’), Aspect Capital Limited (‘‘Aspect’’) and John W. Henry and Company, Inc. (‘‘JWH’’) (each, an ‘‘Advisor’’, and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2006 and December 31, 2005, and the results of its operations and cash flows for the three and six months ended June 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$(27.30)	$47.43	$14.42	$(67.49)
Interest income	—	1.86	2.99	4.56
Expenses**	(3.22)	(9.54)	(12.25)	(15.27)
Increase (decrease) for the period	(30.52)	39.75	5.16	(78.20)
Net Asset Value per Redeemable Unit, beginning of period	1,320.04	1,229.40	1,284.36	1,347.35
Net Asset Value per Redeemable Unit, end of period	$1,289.52	$1,269.15	$1,289.52	$1,269.15

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.4)%	(6.8)%	(7.0)%	(6.6)%
Operating expenses	7.4%	7.4%	7.5%	7.4%
Incentive fees	(0.2)%	0.3%	—%	0.3%
Total expenses	7.2%	7.7%	7.5%	7.7%
Total return:
Total return before incentive fees	(2.5)%	3.5%	0.4%	(5.5)%
Incentive fees	0.2%	(0.3)%	—%	(0.3)%
Total return after incentive fees	(2.3)%	3.2%	0.4%	(5.8)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

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

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six months ended June 30, 2006 and the year ended December 31, 2005 based on a monthly calculation, were $249,885 and $885,966, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2006 and December 31, 2005, were $0 and $1,037,579, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Investment in Partnerships:

Effective May 22, 2003, the Partnership allocated a portion of the Partnership's capital to the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability Company (‘‘JWH Master’’). With this cash, the Partnership purchased 14,370.0894 Units of the Master with a fair value of $27,367,545. JWH Master was formed in order to permit commodity pools managed now or in the future by JWH using the Strategic Allocation Program, JWH's propriety trading program, to invest together in one trading vehicle. The General Partner is the managing member of JWH Master. Individual and pooled accounts currently managed by JWH, including the Partnership, are permitted to be a non-managing member of JWH Master. The General Partner and JWH believe that trading through this structure should promote efficiency and economy in the trading process.

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 51,356.1905 Units of Campbell Master with cash equal to $50,768,573, and a contribution of open commodity futures and forward positions with a fair value of $587,618. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using the Financial, Metal and Energy (‘‘FME’’) Portfolio, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

Effective March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (‘‘Aspect Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 43,434.9465 Units of Aspect Master with cash equal to $40,490,894, and a contribution of open commodity futures and forward positions with a fair value of $2,944,052. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be a limited partner of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

Effective April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 Units of Graham Master with cash equal to $ 41,952,238. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using the Multi-Trend Program at 125% leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be a limited partner of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

JWH Master's, Campbell Master's, Aspect Master's and Graham Master's (the ‘‘Funds’’) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds all engage in such trading through commodity brokerage accounts maintained with CGM.

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

At June 30, 2006 and December 31, 2005 the Partnership owns 15.77% and 14.42%, respectively of JWH Master. At June 30, 2006, and December 31, 2005 the Partnership owns 11.18% and 13.23%, respectively of Campbell Master. At June 30, 2006 and December 31, 2005, the Partnership owns 19.61% and 21.83%, respectively of Aspect Master. At June 30, 2006, the Partnership owns 16.05% of Graham Master. It is JWH's, Campbell's, Aspect's and Graham's intention to continue to invest the assets allocated to each by the Partnership in JWH Master, Campbell Master, Aspect Master and Graham Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following tables.

	June 30, 2006
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
JWH Master	$138,202,526	$6,623,144	$131,579,382
Campbell Master	352,110,193	11,197,755	340,912,438
Aspect Master	213,352,686	4,492,028	208,860,658
Graham Master	251,255,895	3,804,157	247,451,738
Total	$954,921,300	$26,117,084	$928,804,216

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
JWH Master	$171,892,844	$8,080,241	$163,812,603
Campbell Master	347,366,314	20,975,541	326,390,773
Aspect Master	200,507,575	5,680,632	194,826,943
Total	$719,766,733	$34,736,414	$685,030,319

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

Summarized information reflecting the Partnership's investment in, and the operations of the Funds are as shown in the following tables.

	June 30, 2006		For the three months ended June 30, 2006
				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
JWH Master	15.20%	$20,820,074	$(38,596)	$9,039	$218	$(47,853)	Commodity Portfolio	Monthly
Campbell Master	27.92%	38,240,624	(2,026,192)	6,839	687	(2,033,718)	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	29.99%	41,076,184	868,218	29,684	2,664	835,870	Commodity Portfolio	Monthly
Graham Master	29.10%	39,844,506	428,548	33,064	3,296	392,188	Commodity Portfolio	Monthly
Total		$139,981,388	$(768,022)	$78,626	$6,865	$(853,513)

	June 30, 2006		For the six months ended June 30, 2006
				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
JWH Master	15.20%	$20,820,074	$(1,480,828)	$22,078	$934	$(1,503,840)	Commodity Portfolio	Monthly
Campbell Master	27.92%	38,240,624	802,225	18,231	1,434	782,560	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	29.99%	41,076,184	3,784,071	52,646	6,271	3,725,154	Commodity Portfolio	Monthly
Graham Master	29.10%	39,844,506	428,548	33,064	3,296	392,188	Commodity Portfolio	Monthly
Total		$139,981,388	$3,534,016	$126,019	$11,935	$3,396,062

	December 31, 2005		For the three months ended June 30, 2005
				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
JWH Master	15.89%	$23,678,001	$740,102	$13,615	$818	$725,669	Commodity Portfolio	Monthly
Campbell Master	29.04%	43,271,706	6,177,315	18,021	2,249	6,157,045	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	28.62%	42,635,644	2,826,622	25,514	2,968	2,798,140	Commodity Portfolio	Monthly
Total		$109,585,351	$9,744,039	$57,150	$6,035	$9,680,854

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

	December 31, 2005		For the six months ended June 30, 2005
				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
JWH Master	15.89%	$23,678,001	$(4,376,536)	$28,585	$2,142	$(4,407,263)	Commodity Portfolio	Monthly
Campbell Master	29.04%	43,271,706	4,529,514	40,491	4,608	4,484,415	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	28.62%	42,635,644	3,758,701	43,538	4,026	3,711,137	Commodity Portfolio	Monthly
Total		$109,585,351	$3,911,679	$112,614	$10,776	$3,788,289

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership directly, and through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options on futures, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

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

The majority of these instruments mature within one year of June 30, 2006. However, due to the nature of the Partnership's/Funds' businesses, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in Partnerships and cash. The Funds' only assets are its equity in its commodity futures trading account consisting of cash, investment in partnerships, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2006, Partnership capital decreased 8.1% from $148,994,539 to $136,953,348. This decrease was primarily attributable to a redemption of 9,802.5811 Redeemable Units of Limited Partnership Interest resulting in an outflow of $12,830,614, which was partially offset by net income from operations of $789,423. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

All commodity interests of the Funds (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investments in partnerships are recorded at fair value, based upon the Partnership's proportionate interest held.

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

Results of Operations

During the Partnership's second quarter of 2006, the net asset value per Redeemable Unit decreased 2.3% from $1,320.04 to $1,289.52 as compared to an increase of 3.2% in the second quarter of 2005. The Partnership experienced an unrealized loss in the second quarter of 2006 of $869,719. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, grains, livestock, softs and indices and were partially offset by gains in energy, metals, and U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $7,960,238. Gains were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates and livestock and were partially offset by losses in energy, grains, U.S. interest rates, metals, softs and indices.

The second quarter of 2006 was challenging for the Advisors as both financial and commodity markets entered a highly volatile period. Gains earned in interest rate, energy and metals trading were offset by losses in currency and stock index trading.

The Partnership's trend-following Advisors were profitable in the energy sector as gains made in natural gas trading offset losses in crude oil and petroleum products. Trends in the metal sector extended from the first quarter and remained strong for the first half of the second quarter. The substantial gains accumulated from record gold, silver and base metal price trends were more than sufficient to cover losses generated during the metals correction in May.

Trading in U.S. and global fixed income markets was profitable as central banks continued to raise global rates to combat inflation pressure.

The lack of direction in the currency sector was a result of speculation relating to U.S. interest rate policy coupled with global inflation concerns. Losses in the equity sector were attributable to a global economic slowdown as most of the major equity indices experienced a material correction in May after reaching multi-year highs. Sharp price reversals in grains and softs translated into losses as alternating meteorological conditions between drought and rainfall contributed to irregular price developments.

During the Partnership's six months ended June 30, 2006, the net asset value per Redeemable Unit increased 0.4% from $1,284.36 to $1,289.52 as compared to a decrease of 5.8% for the six months ended June 30, 2005. The Partnership experienced an unrealized gain during the six months ended June 30, 2006 of $5,847,084. Gains were primarily attributable to the trading by the Funds of commodity futures in metals, indices, and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, livestock and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2005 of $5,165,152. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, livestock, metals, softs and indices and were partially offset by gains in U.S. and non-U.S. interest rates.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership/Funds expects to increase capital through operations.

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non competitive yield on the three month U.S. Treasury bill maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or to place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2006 decreased by $237,161 and $253,574 respectively, as compared to the corresponding period in 2005. The decrease is due to the Partnership's use of cash to fund additional investment in other partnerships. The interest earned at the Investment in Partnership level is included in the Partnership's share of overall net income (loss) of the other partnerships in 2006 and 2005.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Commissions and fees for the three and six months ended June 30, 2006 decreased by $137,899 and $362,450 respectively, as compared to the corresponding period in 2005. The decrease in brokerage commissions is primarily due to a decrease in average net assets during the three and six months ended June 30, 2006 as compared to the corresponding period in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2006 decreased by $43,687 and $110,101 respectively, as compared to the corresponding period in 2005. The decrease in management fees is primarily due to a decrease in average net assets during the three and six months ended June 30, 2006 as compared to the corresponding period in 2005.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended June 30, 2006 resulted in the reversal of an incentive fee accrual of $333,772. There were no incentive fees earned for the six months ended June 30, 2006. Trading performance for the three and six months ended June 30, 2005 resulted in an incentive fee accrual of $479,340.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership's assets are subject to the risk of trading loss through its investments in the Funds. The Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Funds' assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds' main line of business.

Market movements result in frequent changes in the fair value of the Funds' open positions and, consequently, in their earnings and cash flow. The Funds' market risks are influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Funds' open positions and the liquidity of the markets in which they trade.

The Funds rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Funds' past performances are not necessarily indicative of their future results.

Value at Risk is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds' speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds' experiences to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds' losses in any market sector will be limited to Value at Risk or by the Funds' attempts to manage their market risks.

Exchange maintenance margin requirements have been used by the Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following tables indicate the trading Value at Risk associated with the Partnership's investments and investments in other Partnerships by market category as of June 30, 2006 and the highest, lowest and average value during the three months ended June 30, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

As of June 30, 2006, JWH Master's total capitalization was $131,579,382. The Partnership owns 15.77% of JWH Master.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Traded Contracts	$4,000,274	3.04%	$11,860,235	$3,226,776	$8,541,477
Energy	1,226,390	0.93%	1,834,000	452,790	1,363,902
Grains	177,876	0.14%	449,415	148,361	245,094
Interest Rates U.S.	1,728,068	1.31%	2,322,608	648,135	1,926,777
Interest Rates Non-U.S.	1,842,273	1.40%	5,828,484	739,139	3,033,083
Metals
– Exchange Traded Contracts	439,425	0.33%	2,353,050	198,450	1,174,050
– OTC Traded Contracts	127,500	0.10%	399,450	101,300	303,117
Softs	442,260	0.34%	956,805	420,805	610,285
Indices	2,235,512	1.70%	2,557,090	1,489,524	2,149,314
Total	$12,219,578	9.29%

*	Average of month-end Values at Risk

As of June 30, 2006, Campbell Master's total capitalization was $340,912,438. The Partnership owns 11.18% of Campbell Master.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Traded Contracts	$6,224,029	1.83%	$16,376,992	$5,102,819	$8,637,465
Energy	3,042,575	0.89%	3,933,850	1,491,285	2,679,025
Interest Rates U.S.	2,309,162	0.68%	6,692,051	2,309,162	4,649,329
Interest Rates Non-U.S.	4,463,586	1.31%	7,579,057	2,772,722	5,654,588
Metals
– Exchange Traded Contracts	174,150	0.05%	453,600	—	306,450
– OTC Traded Contracts	1,212,500	0.35%	1,612,500	439,700	707,233
Indices	2,233,564	0.66%	7,293,805	1,883,142	3,871,154
Total	$19,659,566	5.77%

*	Average of month-end Values at Risk

As of June 30, 2006, Aspect Master's total capitalization was $208,860,658. The Partnership owns 19.61% of Aspect Master.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Traded Contracts	$2,181,492	1.04%	$4,162,101	$8,911	$2,793,428
Energy	4,293,659	2.06%	7,226,385	1,093,628	4,901,902
Grains	941,443	0.45%	1,026,498	403,194	812,331
Interest Rates U.S.	2,367,496	1.13%	4,755,983	2,367,496	3,172,681
Interest Rates Non-U.S.	9,706,670	4.65%	13,910,591	8,434,358	10,136,090
Livestock	58,095	0.03%	382,995	28,368	211,695
Metals
– Exchange Traded Contracts	483,063	0.23%	869,400	20,281	674,626
– OTC Traded Contracts	957,775	0.46%	1,347,950	618,854	874,995
Softs	1,399,233	0.67%	2,241,700	1,198,950	1,676,754
Indices	947,243	0.45%	6,541,661	281,677	2,853,175
Totals	$23,336,169	11.17%

*	Average of month-end Values at Risk

As of June 30, 2006, Graham Master's total capitalization was $247,451,738. The Partnership owns 16.05% of Graham Master.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– Exchange Traded Contracts	$555,209	0.22%	$1,433,009	$4,389	$261,146
– OTC Traded Contracts	6,657,340	2.69%	10,032,744	358,137	2,955,785
Energy	723,525	0.29%	919,454	115,980	370,898
Grains	341,797	0.14%	2,340,603	52,279	516,740
Interest Rates U.S.	1,549,109	0.63%	7,281,127	1,549,109	2,304,747
Interest Rates Non-U.S.	3,623,282	1.46%	8,653,251	2,859,855	3,790,563
Metals
– OTC Traded Contracts	67,950	0.03%	523,391	10,350	121,262
Softs	1,413,743	0.57%	1,698,688	148,926	697,213
Indices	841,858	0.34%	6,960,954	315,426	2,908,206
Total	$15,773,813	6.37%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Enron Corp.

On May 24, 2006, the District Court gave final approval to Citigroup's settlement of the securities class action (NEWBY, ET AL. V. ENRON CORP., ET AL.).

Research

On May 12, 2006, the District Court preliminarily approved the class action settlements in IN RE SALOMON ANALYST LEVEL 3 LITIGATION, IN RE SALOMON ANALYST XO LITIGATION, and IN RE SALOMON ANALYST WILLIAMS LITIGATION.

On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY.

On June 20, 2006, the District Court certified the plaintiff class in IN RE SALOMON ANALYST METROMEDIA LITIGATION.

On June 26, 2006, the United States Supreme Court granted plaintiffs' petition for a writ of certiorari, vacated the opinion of the United States Court of Appeals for the Seventh Circuit in DISHER v. CITIGROUP GLOBAL MARKETS INC., and then remanded the case to the Seventh Circuit for further proceedings in light of the Supreme Court's decision in Kircher v. Putnam Funds Trust.

Adelphia Communications Corporation

Without admitting any liability, CGMI and numerous other financial institution defendants have agreed to settle IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, subject to final court approval. On June 15, 2006, the court granted its preliminary approval of the settlement and set November 10, 2006 for a final hearing. CGMI's share of the settlement is covered by existing reserves.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	1,677.4521	$1,369.25	N/A	N/A
May 1, 2006 – May 31, 2006	1,478.9490	$1,325.07	N/A	N/A
June 1, 2006 – June 30, 2006	1,679.5934	$1,289.52	N/A	N/A
	$4,835.9945	$1,327.95	N/A	N/A

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

Date:  August 14, 2006

By:	/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director

Date:  August 14, 2006