Form 10-Q
period 2006-09-30
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2006-11-14
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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
FORM 10-Q
INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2006 and December 31, 2005 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2006 and December 31, 2005 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2006 and 2005 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 19
Item 4.	Controls and Procedures	20
PART II - Other Information		21

PART I
Item 1.    Financial Statements

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Investment in Partnerships, at fair value	$128,917,424	$109,585,351
Equity in commodity futures trading account:
Cash (restricted $0 and $3,917,513 in 2006 and 2005, respectively)	47,669	40,905,518
Net unrealized appreciation on open futures positions	—	167,893
Unrealized appreciation on open forward contracts	—	2,043,605
	128,965,093	152,702,367
Interest receivable	—	100,252
	$128,965,093	$152,802,619
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$—	$1,173,919
Accrued expenses:
Brokerage commissions	580,344	695,415
Management fees	190,622	229,287
Incentive fees	—	491,538
Other	64,225	36,808
Redemptions payable	1,368,361	1,181,113
	2,203,552	3,808,080
Partners' Capital:
General Partner, 2,005.1490 unit equivalents outstanding in 2006 and 2005	2,480,530	2,575,333
Limited Partners, 100,462.8414 and 114,002.1132 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	124,281,011	146,419,206
	126,761,541	148,994,539
	$128,965,093	$152,802,619

See accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Investment in Partnerships
JWH Strategic Allocation Master Fund LLC	$20,222,903	15.95%
CMF Campbell Master Fund L.P.	35,018,596	27.63
CMF Aspect Master Fund L.P.	37,367,871	29.48
CMF Graham Master Fund L.P.	36,308,054	28.64
Total investment in Partnerships	128,917,424	101.70
Total Fair Value	$128,917,424	101.70%

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

See accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(6,083)	$2,066,702	$3,482,763	$(8,422,465)
Change in unrealized gains (losses) on open positions and investment in Partnerships	(3,148,914)	1,654,377	(790,676)	6,982,082
	(3,154,997)	3,721,079	2,692,087	(1,440,383)
Interest income	—	274,824	340,673	869,071
	(3,154,997)	3,995,903	3,032,760	(571,312)

Expenses:
Brokerage commissions including clearing fees of $0, $16,819, $26,216 and $68,596, respectively	1,773,604	2,161,473	5,797,174	6,549,413
Management fees	582,818	702,936	1,890,498	2,120,717
Incentive fees	—	(209,706)	—	269,634
Other expenses	33,234	10,909	100,318	78,571
	2,389,656	2,665,612	7,787,990	9,018,335

Net income (loss)	(5,544,653)	1,330,291	(4,755,230)	(9,589,647)

Redemptions – Limited Partners	(4,647,154)	(3,691,661)	(17,477,768)	(16,451,418)

Net decrease in Partners' Capital	(10,191,807)	(2,361,370)	(22,232,998)	(26,041,065)

Partners' Capital, beginning of period	136,953,348	156,615,650	148,994,539	180,295,345

Partners' Capital, end of period	$126,761,541	$154,254,280	$126,761,541	$154,254,280
Net Asset Value per Redeemable Unit (102,467.9904 and 120,492.3664 Redeemable Units outstanding at September 30, 2006 and 2005, respectively)	$1,237.08	$1,280.20	$1,237.08	$1,280.20

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(52.44)	$(11.05)	$(47.28)	$(67.15)

See accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(5,544,653)	$1,330,291	$(4,755,230)	$(9,589,647)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	—	—	(41,952,238)	(97,259,468)
Proceeds from sale of investment in Partnerships	6,619,094	4,380,023	19,352,190	20,320,536
Net unrealized (appreciation) depreciation on investment in Partnerships	4,444,870	(1,472,161)	3,267,975	(7,809,756)
(Increase) decrease in restricted cash	—	4,599,718	3,917,513	23,263,110
(Increase) decrease in net unrealized appreciation on open futures positions	—	769,104	167,893	3,072,382
(Increase) decrease in unrealized appreciation on open forward contracts	—	148,086	2,043,605	5,436,277
(Increase) decrease in interest receivable	—	(14,027)	100,252	113,003
Increase (decrease) in unrealized depreciation on open forward contracts	—	(398,451)	(1,173,919)	(5,997,666)
Accrued expenses:
Increase (decrease) in brokerage commissions	(49,754)	(14,508)	(115,071)	(154,570)
Increase (decrease) in management fees	(16,035)	(4,933)	(38,665)	(53,781)
Increase (decrease) incentive fees	—	(209,706)	(491,538)	(1,651,279)
Increase (decrease) in other	(1,263)	(38,237)	27,417	(101,394)
Net cash provided by (used in) operating activities	5,452,259	9,075,199	(19,649,816)	(70,412,253)

Cash flows from financing activities:
Payments for redemptions – Limited Partners	(5,444,662)	(4,331,781)	(17,290,520)	(17,595,448)
Net cash provided by (used in) financing activities	(5,444,662)	(4,331,781)	(17,290,520)	(17,595,448)
Net change in cash	7,597	4,743,418	(36,940,336)	(88,007,701)
Unrestricted cash, at beginning of period	40,072	35,526,421	36,988,005	128,277,540
Unrestricted cash, at end of period	$47,669	$40,269,839	$47,669	$40,269,839

Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$—	$—	$(3,531,670)

See accompanying Notes to Financial Statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
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

Citigroup Managed Futures LLC, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of September 30, 2006, all trading decisions for the Partnership are made by Campbell & Company, Inc., (‘‘Campbell’’), Graham Capital Management L.P. (‘‘Graham’’), Aspect Capital Limited (‘‘Aspect’’) and John W. Henry & Company, Inc. (‘‘JWH’’) (each, an ‘‘Advisor’’, and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2006 and December 31, 2005, and the results of its operations and cash flows for the three and nine months ended September 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$(46.57)	$12.94	$(32.15)	$(54.55)
Interest income	—	2.25	2.99	6.81
Expenses**	(5.87)	(4.14)	(18.12)	(19.41)
Increase (decrease) for the period	(52.44)	11.05	(47.28)	(67.15)
Net Asset Value per Redeemable Unit, beginning of period	1,289.52	1,269.15	1,284.36	1,347.35
Net Asset Value per Redeemable Unit, end of period	$1,237.08	$1,280.20	$1,237.08	$1,280.20

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.2)%	(6.7)%	(7.1)%	(6.7)%
Operating expenses	7.2%	7.4%	7.4%	7.4%
Incentive fees	—%	(0.1)%	—%	0.2%
Total expenses	7.2%	7.3%	7.4%	7.6%
Total return:
Total return before incentive fees	(4.1)%	0.7%	(3.7)%	(4.8)%
Incentive fees	—%	0.2%	—%	(0.2)%
Total return after incentive fees	(4.1)%	0.9%	(3.7)%	(5.0)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

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

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2006 and the year ended December 31, 2005 based on a monthly calculation, were $166,590 and $885,966, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2006 and December 31, 2005, were $0 and $1,037,579, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

Effective January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 51,356.1905 Units of Campbell Master with cash equal to $50,768,573, and a contribution of open commodity futures and forward positions with a fair value of $587,618. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using the Financial, Metal and Energy (‘‘FME’’) Portfolio, to invest together in one trading vehicle. The General Partner of the Partnership is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be a limited partner of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

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

Effective April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 Units of Graham Master with cash equal to $41,952,238. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using the Multi-Trend Program at 125% leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be a limited partner of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
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

As of September 30, 2006 and December 31, 2005 the Partnership owned 16.18% and 14.42%, respectively of JWH Master. As of September 30, 2006, and December 31, 2005 the Partnership owned 10.99% and 13.23%, respectively of Campbell Master. As of September 30, 2006 and December 31, 2005, the Partnership owned 19.01% and 21.83%, respectively of Aspect Master. As of September 30, 2006, the Partnership owned 15.74% of Graham Master. JWH, Campbell, Aspect and Graham intend to continue to invest the assets allocated to each by the Partnership in JWH Master, Campbell Master, Aspect Master and Graham Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following tables.

	September 30, 2006
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
JWH Master	$128,023,461	$3,454,554	$124,568,907
Campbell Master	331,655,712	13,975,205	317,680,507
Aspect Master	196,925,103	991,797	195,933,306
Graham Master	233,518,778	3,523,441	229,995,337
Total	$890,123,054	$21,944,997	$868,178,057

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
JWH Master	$171,892,844	$8,080,241	$163,812,603
Campbell Master	347,366,314	20,975,541	326,390,773
Aspect Master	200,507,575	5,680,632	194,826,943
Total	$719,766,733	$34,736,414	$685,030,319

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

Summarized information reflecting the Partnership's investment in, and the operations of the Funds are as shown in the following tables. The Partnership's share of the Funds' Net Income (Loss) is included in Change in unrealized gains on open positions and investment in Partnership's Statement of Income and Expenses and Partners' Capital.

	September 30, 2006		For the three months ended September 30, 2006
				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
JWH Master	15.95%	$20,222,903	$403,486	$10,300	$262	$392,924	Commodity Portfolio	Monthly
Campbell Master	27.63%	35,018,596	(703,946)	12,608	684	(717,238)	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	29.48%	37,367,871	(1,820,891)	22,213	1,125	(1,844,229)	Commodity Portfolio	Monthly
Graham Master	28.64%	36,308,054	(952,512)	25,518	2,343	(980,373)	Commodity Portfolio	Monthly
Total		$128,917,424	$(3,073,863)	$70,639	$4,414	$(3,148,916)

	September 30, 2006		For the nine months ended September 30, 2006
				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
JWH Master	15.95%	$20,222,903	$(1,077,342)	$32,377	$1,197	$(1,110,916)	Commodity Portfolio	Monthly
Campbell Master	27.63%	35,018,596	98,280	30,839	2,118	65,323	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	29.48%	37,367,871	1,963,179	74,859	7,396	1,880,924	Commodity Portfolio	Monthly
Graham Master	28.64%	36,308,054	(523,963)	58,582	5,639	(588,184)	Commodity Portfolio	Monthly
Total		$128,917,424	$460,154	$196,657	$16,350	$247,147

	December 31, 2005		For the three months ended September 30, 2005
				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
JWH Master	15.89%	$23,678,001	$636,871	$11,762	$996	$624,113	Commodity Portfolio	Monthly
Campbell Master	29.04%	43,271,706	68,660	16,682	2,020	49,958	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	28.62%	42,635,644	1,527,219	25,376	2,802	1,499,041	Commodity Portfolio	Monthly
Total		$109,585,351	$2,232,750	$53,820	$5,818	$2,173,112

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

	December 31, 2005		For the nine months ended September 30, 2005
				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
JWH Master	15.89%	$23,678,001	$(3,739,666)	$40,347	$3,138	$(3,783,151)	Commodity Portfolio	Monthly
Campbell Master	29.04%	43,271,706	4,598,176	57,173	6,629	4,534,374	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	28.62%	42,635,644	5,285,921	68,914	6,828	5,210,179	Commodity Portfolio	Monthly
Total		$109,585,351	$6,144,431	$166,434	$16,595	$5,961,402

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

The majority of these instruments mature within one year of September 30, 2006. However, due to the nature of the Partnership's/Funds' businesses, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in Partnerships and cash. The Funds' only assets are its equity in its commodity futures trading account consisting of cash and investment in partnerships. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investments in other Partnerships, realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2006, Partnership capital decreased 14.9% from $148,994,539 to $126,761,541. This decrease was primarily attributable to a net loss from operations of $4,755,230, coupled with the redemption of 13,539.2718 Redeemable Units of Limited Partnership Interest resulting in an outflow of $17,477,768. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds' net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

During the Partnership's third quarter of 2006, the Net Asset Value per Redeemable Unit decreased 4.1% from $1,289.52 to $1,237.08 as compared to an increase of 0.9% in the third quarter of 2005. The Partnership experienced an unrealized loss through investments in the Funds in the third quarter of 2006 of $3,154,997. Losses were primarily attributable to the trading by the Funds of commodity futures in energy, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in currencies and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $3,721,079. Gains were primarily attributable to the trading of commodity futures in energy, metals, softs and indices and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates, livestock and lumber.

The third quarter presented a challenging investment landscape for the advisors. The fund was negatively impacted by a number of price trend reversals in both financial and commodity markets. Gains earned in currencies and equity indices were offset by losses in fixed income, metals, and energy.

In the currency sector, the fund posted modest gains as the dollar strengthened against the Japanese Yen on speculation that Japan's central bank would refrain from raising interest rates again this year. Trading in other major currencies was mixed for the quarter. Buoyant global equity markets were also beneficial for the fund as falling bond yields and energy prices supported global equity valuations.

Losses were taken in energy, fixed income and metals trading. In the energy markets, losses were accumulated due to unanticipated price declines across the petroleum complex. A series of unrelated events associated with favorable inventory data and moderated geopolitical concerns triggered a downward but non-orderly drop in crude prices. Losses were also realized in the fixed income markets for the quarter, primarily in July, as the Federal Reserve Chairman unexpectedly indicated that the campaign of raising interest rates was nearing its end. Gains from the industrial metals only partially offset losses in precious metals where prices reflected unfavorable trading ranges and sharp price reversals.

During the Partnership's nine months ended September 30, 2006, the Net Asset Value per Redeemable Unit decreased 3.7% from $1,284.36 to $1,237.08 as compared to a decrease of 5.0% for the nine months ended September 30, 2005. The Partnership experienced an unrealized gain through investments in the Funds for the nine months ended September 30, 2006 of $2,692,087. Gains were primarily attributable to the trading by the Funds of commodity futures in U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, energy, grains, livestock and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2005 of $1,440,383. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. interest rates, livestock, metals, softs and lumber and were partially offset by gains in energy, indices and non-U.S. interest rates.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non competitive yield on the three month U.S. Treasury bill maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or to place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2006 decreased by $274,824 and $528,398 respectively, as compared to the corresponding periods in 2005. The decrease is due to the Partnership's use of cash to fund additional investment in other partnerships. The interest earned at the Investment in Partnership level is included in the Partnership's share of overall net income (loss) of the other partnerships in 2006 and 2005.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Commissions and fees for the three and nine months ended September 30, 2006 decreased by $387,869 and $752,239 respectively, as compared to the corresponding periods in 2005. The decrease in brokerage commissions is primarily due to a decrease in average net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2006 decreased by $120,118 and $230,219 respectively, as compared to the corresponding periods in 2005. The decrease in management fees is primarily due to a decrease in average net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees earned for the three and nine months ended September 30, 2006. Trading performance for the three and nine months ended September 30, 2005 resulted in the reversal of an incentive fee accrual of $209,706 and an incentive fee accrual of $269,634, respectively.

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

The following tables indicate the trading Value at Risk associated with the Partnership's investments and investments in other Partnerships by market category as of September 30, 2006 and the highest, lowest and average value during the three months ended September 30, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

As of September 30, 2006, JWH Master's total capitalization was $124,568,907. The Partnership owned 16.18% of JWH Master.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$4,491,675	3.61%	$7,701,275	$3,092,251	$4,523,925
Energy	1,703,200	1.37%	2,105,600	323,900	1,006,433
Grains	280,712	0.22%	377,335	58,860	191,991
Interest Rates U.S.	1,309,400	1.05%	1,506,050	52,500	888,067
Interest Rates Non-U.S.	4,940,202	3.97%	5,741,166	936,331	3,647,866
Metals:
– Exchange Traded Contracts	819,500	0.66%	852,000	42,000	566,167
– OTC Contracts	227,194	0.18%	227,194	74,149	125,255
Softs	599,060	0.48%	612,550	308,160	561,680
Indices	1,187,102	0.95%	2,319,636	991,460	1,520,845
Total	$15,558,045	12.49%

*	Average of month-end Values at Risk

As of September 30, 2006, Campbell Master's total capitalization was $317,680,507. The Partnership owned 10.99% of Campbell Master.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$13,041,103	4.10%	$13,613,647	$5,183,428	$8,546,131
Energy	3,834,100	1.21%	6,296,700	2,756,800	4,744,467
Interest Rates U.S.	410,829	0.13%	1,620,310	199,533	629,917
Interest Rates Non -U.S.	1,842,983	0.58%	4,243,379	1,754,068	2,321,761
Metals:
– Exchange Traded Contracts	225,500	0.07%	225,500	129,000	183,383
– OTC Contracts	1,160,142	0.37%	1,212,500	805,520	986,106
Indices	9,569,298	3.01%	9,569,298	1,935,462	5,920,076
Total	$30,083,955	9.47%

*	Average of month-end Values at Risk

As of September 30, 2006, Aspect Master's total capitalization was $195,933,306. The Partnership owned 19.01% of Aspect Master.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$4,104,102	2.09%	$4,222,798	$2,216,294	$3,797,115
Energy	3,066,400	1.56%	4,310,900	740,100	2,533,500
Grains	476,910	0.24%	984,281	377,635	714,899
Interest Rates U.S.	132,381	0.07%	2,011,350	70,748	758,344
Interest Rates Non-U.S.	2,900,765	1.48%	10,270,797	2,878,685	5,365,014
Livestock	112,700	0.06%	272,150	52,373	151,700
Metals:
– Exchange Traded Contracts	687,000	0.35%	1,131,500	341,500	847,167
– OTC Contracts	1,980,610	1.01%	2,925,433	1,035,707	2,050,168
Softs	977,909	0.50%	1,733,252	824,088	1,118,053
Indices	6,867,871	3.51%	8,758,977	207,377	5,651,007
Total	$21,306,648	10.87%

*	Average of month-end Values at Risk

As of September 30, 2006, Graham Master's total capitalization was $229,995,337. The Partnership owned 15.74% of Graham Master.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$5,750,924	2.50%	$6,566,306	$1,385,168	$3,938,103
Energy	189,000	0.08%	775,300	91,000	346,433
Grains	239,562	0.10%	689,600	239,562	500,419
Interest Rates U.S.	1,990,800	0.87%	1,990,800	101,360	748,642
Interest Rates Non -U.S.	2,436,575	1.06%	4,572,318	1,300,259	2,338,322
Metals:
– Exchange Traded Contracts	37,500	0.02%	37,500	10,000	12,500
– OTC Contracts	265,386	0.12%	756,150	43,345	139,821
Softs	652,162	0.28%	657,569	396,182	544,994
Indices	9,891,409	4.30%	9,891,409	918,882	5,472,919
Total	$21,453,318	9.33%

*	Average of month-end Values at Risk

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3, ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and under Part II, Item 1, ‘‘Legal Proceedings’’ in the Partnership's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Enron Corp.

In light of the settlement of the securities class action (Newby, et al. v. Enron Corp., et al.), the plaintiffs have agreed to dismiss the following lawsuits against Citigroup and its affiliates: California Public Employees' Retirement System v. Banc of America Securities LLC, et al., Headwaters Capital LLC v. Lay et al., and Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al. Plaintiffs in two other cases, which are not part of the Newby class, have also voluntarily dismissed their claims against Citigroup and its affiliates: Steiner v. Enron Corp., et al. and Town of New Hartford v. Lay, et al.

Research

On August 17, 2006, the United States District Court for the Southern District of New York approved the class action settlement of Citigroup and its affiliates in In Re Salomon Analyst AT&T Litigation, and on September 29, 2006 that same court approved the class action settlements in In Re Salomon Analyst Level 3 Litigation, In Re Salomon Analyst XO Litigation and In Re Salomon Analyst Williams Litigation.

On September 14, 2006, Citigroup and its affiliates settled all claims in Sturm, et al. v. Citigroup, et al. The settlement was covered by existing reserves.

On October 6, 2006, the United States Court of Appeals granted a review of the district court's decision certifying a plaintiff class in In Re Salomon Analyst Metromedia Litigation.

Adelphia Communications Corporation

Defendant banks in In Re Adelphia Communications Corporation Securities and Derivative Litigation, including the Citigroup Parties, have entered into settlement agreements with the Los Angeles County Employees Retirement Association and with The Division of Investment of the New Jersey Department of Treasury. The Citigroup Parties' share of the settlement was covered by existing reserves.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	1,093.0331	$1,247.01	N/A	N/A
August 1, 2006 – August 31, 2006	1,537.5358	$1,246.00	N/A	N/A
September 1, 2006 – September 30, 2006	1,106.1218	$1,237.08	N/A	N/A
	3,736.6907	$1,243.36	N/A	N/A

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

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC (General Partner)

By:	/s/ David J. Vogel David J. Vogel President and Director

Date:  November 14, 2006

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director

Date:  November 14, 2006