Form 10-Q
period 2007-03-31
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2007-05-14
CIK 1095007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2007

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

Yes          No X

As of April 30, 2007, 91,269.3390 Limited Partnership Redeemable Units were outstanding.

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2007 and December 31, 2006 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2007 and December 31, 2006 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2007 and 2006 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 – 18
Item 4.	Controls and Procedures	19
PART II - Other Information		20 – 21

PART I
Item 1.    Financial Statements

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2007	December 31, 2006
Assets:
Investment in Partnerships, at fair value	$116,126,559	$129,972,868
Cash	39,719	21,784
	$116,166,278	$129,994,652
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$522,748	$584,977
Management fees	169,214	190,721
Other expenses	57,642	41,176
Redemptions payable	2,498,755	1,345,180
	3,248,359	2,162,054
Partners’ Capital:
General Partner, 2,005.1490 unit equivalents outstanding in 2007 and 2006	2,394,589	2,595,846
Limited Partners, 92,548.6123 and 96,738.7510 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	110,523,330	125,236,752
	112,917,919	127,832,598
	$116,166,278	$129,994,652

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Partnerships
JWH Strategic Allocation Master Fund LLC	$12,209,977	10.81%
CMF Campbell Master Fund L.P.	34,468,660	30.53
CMF Aspect Master Fund L.P.	37,663,033	33.35
CMF Graham Capital Master Fund L.P.	31,784,889	28.15
Total investment in Partnerships, at fair value	$116,126,559	102.84%

Percentages are based on Partners’ Capital unless otherwise indicated

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2006
(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Partnerships
JWH Strategic Allocation Master Fund LLC	$17,469,448	13.67%
CMF Campbell Master Fund LP	36,965,458	28.92
CMF Aspect Master Fund LP	40,017,301	31.30
CMF Graham Capital Master Fund LP	35,520,661	27.79
Total investment in Partnerships, at fair value	$129,972,868	101.68%

Percentages are based on Partners’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Realized gains (losses) on closed positions and foreign currencies	$—	$3,401,780
Change in unrealized gains (losses) on open positions and investments in Partnerships	(7,536,591)	3,315,023
	(7,536,591)	6,716,803
Interest income	—	340,673
	(7,536,591)	7,057,476

Expenses:
Brokerage commissions including clearing fees of $0 and $26,216, respectively	1,656,771	2,039,431
Management fees	537,381	658,462
Incentive fees	—	333,772
Other expenses	32,623	33,822
	2,226,775	3,065,487

Net income (loss)	(9,763,366)	3,991,989

Redemptions – Limited Partners	(5,151,313)	(6,408,182)

Net decrease in Partners’ Capital	(14,914,679)	(2,416,193)

Partners’ Capital, beginning of period	127,832,598	148,994,539

Partners’ Capital, end of period	$112,917,919	$146,578,346
Net Asset Value per Redeemable Unit (94,553.7613 and 111,040.6756 Redeemable Units outstanding at March 31, 2007 and 2006, respectively)	$1,194.22	$1,320.04

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(100.37)	$35.68

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(9,763,366)	$3,991,989
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Proceeds from sale of investment in Partnerships	6,309,718	7,313,263
Net unrealized (appreciation) depreciation on investment in Partnerships	7,536,591	(4,249,576)
(Increase) decrease in restricted cash	—	3,425,451
(Increase) decrease in net unrealized appreciation on open futures positions	—	52,284
(Increase) decrease in unrealized appreciation on open forward contracts	—	272,427
(Increase) decrease in interest receivable	—	(24,113)
Increase (decrease) in unrealized depreciation on open forward contracts	—	609,592
Accrued expenses:
Increase (decrease) in brokerage commissions	(62,229)	(23,603)
Increase (decrease) in management fees	(21,507)	(8,219)
Increase (decrease) incentive fees	—	(157,766)
Increase (decrease) in other expenses	16,466	33,822
Net cash provided by (used in) operating activities	4,015,673	11,235,551

Cash flows from financing activities:
Payments for redemptions – Limited Partners	(3,997,738)	(6,173,297)

Net change in cash	17,935	5,062,254
Cash, at beginning of period	21,784	36,988,005
Cash, at end of period	$39,719	$42,050,259

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

1.    General:

Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the ‘‘Partnership’’) is a Limited Partnership organized under the laws of the State of New York on August 25, 1999 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options on futures, and forward contracts. The commodity interests that are traded by the Partnership through its investments in Partnerships, are volatile and involve a high degree of market risk. The Partnership commenced trading operations on June 1, 2000.

Between January 31, 2000 (commencement of the offering period) and May 30, 2000, 16,045 redeemable units of limited partnership interest (‘‘Redeemable Units’’) and 162 Redeemable Unit equivalents representing the general partner’s contribution were sold at $1,000 per Unit. The proceeds of the offering were held in an escrow account until May 31, 2000, at which time they were turned over to the Partnership for trading.

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

As of March 31, 2007, all trading decisions for the Partnership are made by Campbell & Company, Inc., (‘‘Campbell’’), Graham Capital Management L.P. (‘‘Graham’’), Aspect Capital Limited (‘‘Aspect’’) and John W. Henry & Company, Inc. (‘‘JWH’’) (each, an ‘‘Advisor’’, and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2007 and December 31, 2006, and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Net realized and unrealized gains (losses)*	$(94.54)	$41.72
Interest income	—	2.99
Expenses**	(5.83)	(9.03)
Increase (decrease) for the period	(100.37)	35.68
Net Asset Value per Redeemable Unit, beginning of period	1,294.59	1,284.36
Net Asset Value per Redeemable Unit, end of period	$1,194.22	$1,320.04

*	Includes brokerage commissions.
**	Excludes brokerage commissions.

	Three Months Ended March 31,
	2007	2006
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.4)%	(6.6)%
Operating expenses	7.4%	7.6%
Incentive fees	—%	0.2%
Total expenses	7.4%	7.8%
Total return:
Total return before incentive fees	(7.8)%	3.0%
Incentive fees	—%	(0.2)%
Total return after incentive fees	(7.8)%	2.8%

***	Annualized (other than incentive fees)
****	Interest income less total expenses (exclusive of incentive fees)

The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership investments are in other Partnerships. The results of the Partnership’s trading activity are resulting from its investment in other Partnerships are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM, gives the Partnership, the legal right to net unrealized gains and losses on open futures positions.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three months ended March 31, 2007 and the year ended December 31, 2006 based on a monthly calculation, were $0 and $124,943, respectively.

4.    Investment in Partnerships:

On May 22, 2003, the Partnership allocated a portion of the Partnership’s capital to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (‘‘JWH Master’’). With this cash, the Partnership purchased 14,370.0894 units of JWH Master with a fair value of $27,367,545. JWH Master was formed in order to permit commodity pools managed now or in the future by JWH using the Strategic Allocation Program, JWH’s propriety trading program, to invest together in one trading vehicle. The General Partner is the Managing Member of JWH Master. Individual and pooled accounts currently managed by JWH, including the Partnership, are permitted to be non-managing members of JWH Master. The General Partner and JWH believe that trading through this structure should promote efficiency and economy in the trading process.

On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 51,356.1905 units of Campbell Master with cash equal to $50,768,573, and a contribution of open commodity futures and forward positions with a fair value of $587,618. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using the Financial, Metal and Energy (‘‘FME’’) Portfolio, to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (‘‘Aspect Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 43,434.9465 Units of Aspect Master with cash equal to $40,490,894, and a contribution of open commodity futures and forward positions with a fair value of $2,944,052. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using the Multi-Trend Program at 125% leverage, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

JWH Master’s, Campbell Master’s, Aspect Master’s and Graham Master’s (the ‘‘Funds’’) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds all engage in such trading through commodity brokerage accounts maintained with CGM.

A non-managing member/limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit of limited

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

partnership interest as of the last day of a month after a request for redemption has been made to the Managing Member/General Partner at least 3 days in advance of month-end.

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees, including CGM’s direct brokerage commission, are charged at the Partnership level.

At March 31, 2007 and December 31, 2006 the Partnership owned 14.16% and 16.77%, respectively of JWH Master. At March 31, 2007, and December 31, 2006 the Partnership owns 11.89% and 11.27%, respectively of Campbell Master. At March 31, 2007 and December 31, 2006, the Partnership owned 18.60% and 18.84%, respectively of Aspect Master. At March 31, 2007 and December 31, 2006, the Partnership owns 16.05% and 15.62%, respectively of Graham Master, JWH, Campbell, Aspect and Graham intend to continue to invest the assets allocated to each by the Partnership in JWH Master, Campbell Master, Aspect Master and Graham Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	March 31, 2007
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
JWH Master	$88,437,754	$2,498,394	$85,939,360
Campbell Master	298,564,675	9,634,900	288,929,775
Aspect Master	205,891,645	4,113,315	201,778,330
Graham Master	202,782,505	5,432,933	197,349,572
Total	$795,676,579	$21,679,542	$773,997,037

	December 31, 2006
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
JWH Master	$105,583,078	$1,733,166	$103,849,912
Campbell Master	338,859,002	11,768,612	327,090,390
Aspect Master	214,046,989	2,288,076	211,758,913
Graham Master	229,982,015	3,308,499	226,673,516
Total	$888,471,084	$19,098,353	$869,372,731

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are as shown in the following tables.

	March 31, 2007		For the three months ended March 31, 2007
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Master	10.81%	$12,209,977	$(1,620,737)	$7,358	$1,459	$(1,629,554)	Commodity Portfolio	Monthly
Campbell Master	30.53%	34,468,660	(1,793,121)	11,244	1,116	(1,805,481)	Commodity Portfolio	Monthly
Aspect Master	33.35%	37,663,033	(1,658,341)	21,039	1,590	(1,680,970)	Commodity Portfolio	Monthly
Graham Master	28.15%	31,784,889	(2,390,200)	28,753	1,633	(2,420,586)	Commodity Portfolio	Monthly
Total		$116,126,559	$(7,462,399)	$68,394	$5,798	$(7,536,591)

	December 31, 2006		For the three months ended March 31, 2006
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Master	13.67%	$17,469,448	$2,915,853	$22,962	$3,607	$2,889,284	Commodity Portfolio	Monthly
Campbell Master	28.92%	36,965,458	(1,442,232)	13,038	717	(1,455,987)	Commodity Portfolio	Monthly
Aspect Master	31.30%	40,017,301	2,828,418	11,392	747	2,816,279	Commodity Portfolio	Monthly
Graham Master	27.79%	35,520,661	—	—	—	—	Commodity Portfolio	Monthly
Total		$129,972,868	$4,302,039	$47,392	$5,071	$4,249,576

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership directly, and through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options on futures, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Funds’ assets is CGM.

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

The majority of these instruments mature within one year of March 31, 2007. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. It’s only assets are its investments in the Funds and cash. The Funds’ only assets are its equity in commodity futures trading account consisting of cash and cash equivalents, net unrealized appreciation on open futures positions, unrealized appreciation on forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investments in other Partnerships, unrealized gains or losses on investment in Partnerships, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2007, Partnership capital decreased 11.7% from $127,832,598 to $112,917,919. This decrease was attributable to a net loss from operations of $9,763,366, coupled with the redemption of 4,190.1387 Redeemable Units resulting in an outflow of $5,151,313. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) of the Funds are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investments in other partnerships are recorded at fair value, based upon the Partnership’s proportionate interest held.

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

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax positions as of the effective date. The Partnership has adopted Fin 48 and Management has determined that the application of this standard will not impact the financial statements.

Results of Operations

During the first quarter of 2007, the Net Asset Value per Redeemable Unit decreased 7.8% from $1,294.59 to $1,194.22 as compared to an increase 2.8% in the first quarter of 2006. The Partnership experienced an unrealized loss from investments in the Funds in the first quarter of 2007 of $7,536,591. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. and Non-U.S. interest rates, livestock, metals and indices and were partially offset by gains recognized in the trading of softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2006 of $6,716,803. Gains were primarily attributable to the trading of commodity futures in metals, softs, U.S. interest rates and non-U.S. interest rates, livestock and indices and were partially offset by losses in currencies, energy and grains.

The slowing of the U.S. economy continued to weight on the markets as equity prices showed little change amid a significant increase in volatility. In late February, the unanticipated decline of the Shanghai Composite Index triggered a global equity correction as volatility in the financial markets spiked and U.S. recession concerns emerged. The fund was negatively impacted by a number of price trend reversals in both financial and commodity markets as correlation between traditionally unrelated markets linked. Losses realized in trading currency, fixed income, energy and metals were partially offset by gains in soft commodities.

The first quarter of 2007 presented a difficult investment landscape for the Advisors. Currency markets were dominated by short-term reversals for the quarter as mixed global and regional economic data caused the markets to move erratically. Speculation over further widening of global interest rate differentials continued to negatively impact certain currency positions, such as the Japanese Yen and British Pound. Fixed income markets exhibited significant volatility whilst remaining largely directionless, resulting in losses for the sector. In the energy markets, losses were accumulated due to the unanticipated price movement across the petroleum complex as strong fundamental supply storage data was overshadowed by geopolitical concerns and unpredictable weather conditions. Correction of precious metals also followed through to March against the fund’s long positions, rendering losses for the fund.

Partially offsetting losses were gains in trading soft commodities. Cocoa prices rallied as the International Cocoa Organization forecasted a twenty percent decrease in crops from the Ivory Coast, the world’s biggest producer, resulting in trading gains.

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

CGM will pay monthly interest to the Partnership on its allocable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place up to all of the Funds’ assets in 90-day Treasury bills. The Partnership will receive 80% of its allocable share of the interest earned on the Treasury bills through its investments in Partnerships and CGM will be paid 20% of the interest. The interest earned at the investment in Partnership level is included in the Partnership’s share of overall net income (loss) of the other Partnerships in 2007 and 2006.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Commissions and fees for the three months ended March 31, 2007 decreased by $382,660 as compared to the corresponding period in 2006. The decrease in brokerage commissions is primarily due to a decrease in average net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2007 decreased by $121,081 as compared to the corresponding period in 2006. The decrease in management fees is primarily due to a decrease in average net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees earned for the three months ended March 31, 2007. Trading performance for the three months ended March 31, 2006 resulted in an incentive fee accrual of $333,772.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investments in the Funds. The Funds are a speculative commodity pool. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds’ main line of business.

Market movements result in frequent changes in the fair value of the Funds’ open positions and, consequently, in its earnings and cash flow. The Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Funds’ open positions and the liquidity of the markets in which they trades.

The Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Funds’ past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds’ speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds’ losses in any market sector will be limited to Value at Risk or by the Funds’ attempts to manage its market risk.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2007, and the highest, lowest and average value during the three months ended March 31, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

As of March 31, 2007, JWH Master’s total capitalization was $85,939,360. The Partnership owned 14.16% of JWH Master.

March 31, 2007
(Unaudited)

			Three Months Ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$1,351,145	1.57%	$6,458,430	$1,351,145	$2,573,357
Energy	506,800	0.59%	1,495,500	167,000	638,096
Grains	163,745	0.19%	503,900	112,895	307,376
Indices	245,934	0.29%	1,821,796	199,322	669,849
Interest Rates U.S.	154,600	0.18%	1,011,400	34,600	345,901
Interest Rates Non-U.S.	593,173	0.69%	4,430,878	593,173	1,563,909
Livestock	23,400	0.03%	58,500	9,887	34,133
Metals
– Exchange Traded Contracts	116,917	0.14%	750,000	80,900	406,972
– OTC Contracts	162,399	0.19%	476,778	162,399	269,106
Softs	192,800	0.22%	580,020	192,800	272,860
Total	$3,510,913	4.09%

*	Average of month-end Values at Risk

As of March 31, 2007, Campbell Master’s total capitalization was $288,929,775. The Partnership owned 11.89% of Campbell Master.

March 31, 2007
(Unaudited)

			Three Months Ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$7,681,204	2.66%	$14,912,339	$5,295,129	$9,131,980
Energy	407,400	0.14%	2,742,200	191,400	586,083
Indices	4,625,546	1.60%	14,331,076	2,673,662	8,066,750
Interest Rates U.S.	1,046,300	0.36%	2,786,050	46,331	1,993,300
Interest Rates Non-U.S.	2,254,849	0.78%	10,634,092	1,035,449	7,655,923
Metals:
– Exchange Traded Contracts	122,000	0.04%	385,620	8,567	281,930
– OTC Contracts	826,866	0.29%	1,558,075	283,560	1,060,923
Total	$16,964,165	5.87%

*	Average of month-end Values at Risk

As of March 31, 2007, Aspect Master’s total capitalization was $201,778,330. The Partnership owned 18.60% of Aspect Master.

March 31, 2007
(Unaudited)

			Three Months Ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$3,210,275	1.59%	$4,683,641	$2,683,311	$3,658,745
Energy	1,654,625	0.82%	4,533,850	1,654,625	2,922,650
Grains	712,499	0.35%	1,199,855	676,771	944,328
Interest Rates U.S.	298,950	0.15%	1,669,650	120,090	999,517
Interest Rates Non-U.S.	4,651,694	2.31%	8,736,905	2,506,786	6,201,896
Livestock	71,220	0.04%	75,195	28,630	60,689
Metals:
– Exchange Traded Contracts	606,500	0.30%	606,500	113,000	409,417
– OTC Contracts	1,803,785	0.89%	1,897,513	180,696	1,177,920
Softs	1,119,109	0.55%	1,119,109	741,236	945,081
Indices	4,444,511	2.20%	9,388,021	2,400,068	6,872,960
Total	$18,573,168	9.20%

*	Average of month-end Values at Risk

As of March 31, 2007, Graham Master’s total capitalization was $197,349,572. The Partnership owned 16.05% of Graham Master.

Master 31, 2007
(Unaudited)

			Three Months Ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$18,556,736	9.40%	$18,556,736	$8,295,566	$13,099,089
Energy	500,400	0.25%	2,141,650	349,600	913,467
Grains	51,150	0.03%	378,672	43,144	162,326
Interest Rates U.S.	153,075	0.08%	1,005,000	41,852	344,692
Interest Rates Non-U.S.	2,623,610	1.33%	6,419,914	1,580,561	3,845,886
Metals:
– Exchange Traded Contracts	54,000	0.03%	134,000	2,000	48,000
– OTC Contracts	107,397	0.05%	1,024,186	88,407	235,940
Softs	192,702	0.10%	487,616	116,194	158,234
Indices	507,388	0.26%	15,267,220	382,837	4,094,234
Total	$22,746,458	11.53%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner, with the participation of its Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership’s internal control over financial reporting during the period covered by this report that has materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no material changes supplementing or amending the discussion of legal proceedings set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units) Purchased*	(b) Average Price Paid per Share (or Redeeable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	832.9290	$1,308.17	N/A	N/A
February 1, 2007 – February 28, 2007	1,264.8358	$1,235.69	N/A	N/A
March 1, 2007 – March 31, 2007	2,092.3739	$1,194.22	N/A	N/A
	4,190.1387	$1,246.03	N/A	N/A

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities
             None.

Item 4.    Submission of Matters to a Vote of Security Holders
             None.

Item 5.    Other Information
             None.

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC (General Partner)

By:	/s/ Jerry Pascucci Jerry Pascucci President and Director

Date:  May 14, 2007

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director

Date:  May 14, 2007