Form 10-Q
period 2007-06-30
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2007-08-14
CIK 1095007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                         to

Commission File Number 000-32599

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-4077759
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue – 25th Fl.
New York, New York 10022

(Address of principal executive offices) (Zip Code)

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

Yes          No X

As of July 31, 2007, 86,884.0308 Limited Partnership Redeemable Units were outstanding.

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
FORM 10-Q
INDEX

PART I
Item 1.    Financial Statements

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Investment in Partnerships, at fair value	$126,778,739	$129,972,868
Cash	29,316	21,784
	$126,808,055	$129,994,652
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$570,637	$584,977
Management fees	184,325	190,721
Incentive fees	398,069	—
Other expenses	49,022	41,176
Redemptions payable	1,952,008	1,345,180
	3,154,061	2,162,054
Partners’ Capital:
General Partner, 2,005.1490 unit equivalents outstanding in 2007 and 2006	2,757,501	2,595,846
Limited Partners, 87,911.2546 and 96,738.7510 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	120,896,493	125,236,752
	123,653,994	127,832,598
	$126,808,055	$129,994,652

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Schedule of Investments
June 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Partnerships
CMF Campbell Master Fund L.P.	$37,460,834	30.29%
CMF Aspect Master Fund L.P.	41,778,473	33.79
CMF Graham Capital Master Fund L.P.	37,368,648	30.22
CMF SandRidge Master Fund L.P.	10,170,784	8.23
Total investment in Partnerships, at fair value	$126,778,739	102.53%

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

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests and investments in Partnerships:
Realized gains (losses) on closed positions and sale of investment in Partnership	$—	$87,066	$(6,919,777)	$3,488,846
Change in unrealized gains (losses) on open positions and investment in Partnerships	19,456,586	(956,785)	18,839,772	2,358,238
	19,456,586	(869,719)	11,919,995	5,847,084
Interest income	—	—	—	340,673
	19,456,586	(869,719)	11,919,995	6,187,757

Expenses:
Brokerage commissions including clearing fees of $0, $0, $0 and $26,216, respectively	1,658,256	1,984,139	3,315,027	4,023,570
Management fees	535,188	649,218	1,072,569	1,307,680
Incentive fees	398,070	(333,772)	398,070	—
Other expenses	34,463	33,262	67,086	67,084
	2,625,977	2,332,847	4,852,752	5,398,334

Net income (loss)	16,830,609	(3,202,566)	7,067,243	789,423

Redemptions – Limited Partners	(6,094,534)	(6,422,432)	(11,245,847)	(12,830,614)

Net increase (decrease) in Partners’ Capital	10,736,075	(9,624,998)	(4,178,604)	(12,041,191)

Partners’ Capital, beginning of period	112,917,919	146,578,346	127,832,598	148,994,539

Partners’ Capital, end of period	$123,653,994	$136,953,348	$123,653,994	$136,953,348
Net Asset Value per Redeemable Unit (89,916.4036 and 106,204.6811 Redeemable Units outstanding at June 30, 2007 and 2006, respectively)	$1,375.21	$1,289.52	$1,375.21	$1,289.52

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$180.99	$(30.52)	$80.62	$5.16

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$16,830,609	$(3,202,566)	$7,067,243	$789,423
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnerships	(9,635,703)	(41,952,238)	(9,635,703)	(41,952,238)
Proceeds from sale of investment in Partnerships	18,440,109	7,639,001	24,749,827	14,952,263
Realized loss on sale of investment in Partnership	—	—	6,919,777	—
Net unrealized (appreciation) depreciation on investment in Partnerships	(19,456,586)	853,513	(18,839,772)	(3,396,062)
(Increase) decrease in restricted cash	—	492,062	—	3,917,513
(Increase) decrease in net unrealized appreciation on open futures positions	—	115,609	—	167,893
(Increase) decrease in unrealized appreciation on open forward contracts	—	1,771,178	—	2,043,605
(Increase) decrease in interest receivable	—	124,365	—	100,252
Increase (decrease) in unrealized depreciation on open forward contracts	—	(1,783,511)	—	(1,173,919)
Accrued expenses:
Increase (decrease) in brokerage commissions	47,889	(41,714)	(14,340)	(65,317)
Increase (decrease) in management fees	15,111	(14,411)	(6,396)	(22,630)
Increase (decrease) in incentive fees	398,069	(333,772)	398,069	(491,538)
Increase (decrease) in other expenses	(8,620)	(5,142)	7,846	28,680
Net cash provided by (used in) operating activities	6,630,878	(36,337,626)	10,646,551	(25,102,075)

Cash flows from financing activities:
Payments for redemptions – Limited Partners	(6,641,281)	(5,672,561)	(10,639,019)	(11,845,858)
	(6,641,281)	(5,672,561)	(10,639,019)	(11,845,858)

Net change in cash	(10,403)	(42,010,187)	7,532	(36,947,933)
Cash, at beginning of period	39,719	42,050,259	21,784	36,988,005
Cash, at end of period	$29,316	$40,072	$29,316	$40,072

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
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

As of June 30, 2007, all trading decisions for the Partnership are made by Campbell & Company, Inc., (‘‘Campbell’’), Graham Capital Management L.P. (‘‘Graham’’), Aspect Capital Limited (‘‘Aspect’’) and SandRidge Capital L.P. (‘‘SandRidge’’) (each, an ‘‘Advisor’’, and collectively, the ‘‘Advisors’’). John W. Henry & Company, Inc. (‘‘JWH’’) was terminated as of March 31, 2007.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2007 and December 31, 2006, and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses)*	$191.46	$(27.30)	$96.92	$14.42
Interest income	—	—	—	2.99
Expenses**	(10.47)	(3.22)	(16.30)	(12.25)
Increase (decrease) for the period	180.99	(30.52)	80.62	5.16
Net Asset Value per Redeemable Unit, beginning of period	1,194.22	1,320.04	1,294.59	1,284.36
Net Asset Value per Redeemable Unit, end of period	$1,375.21	$1,289.52	$1,375.21	$1,289.52
*	Includes brokerage commissions.
**	Excludes brokerage commissions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.6)%	(7.4)%	(7.4)%	(7.0)%
Operating expenses	7.6%	7.4%	7.4%	7.5%
Incentive fees	0.3%	(0.2)%	0.3%	—%
Total expenses	7.9%	7.2%	7.7%	7.5%
Total return:
Total return before incentive fees	15.5%	(2.5)%	6.6%	0.4%
Incentive fees	(0.3)%	0.2%	(0.4)%	—%
Total return after incentive fees	15.2%	(2.3)%	6.2%	0.4%
***	Annualized (other than incentive fees)
****	Interest income less total expenses (exclusive of incentive fees)

The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnerships investments are in other Partnerships. The results of the Partnership’s trading activity are resulting from its investments in other Partnerships as shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six months ended June 30, 2007 and the year ended December 31, 2006 based on a monthly calculation, were $0 and $124,943, respectively.

4.    Investment in Partnerships:

On May 22, 2003, the Partnership allocated a portion of the Partnership’s capital to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (‘‘JWH Master’’). With this cash, the Partnership purchased 14,370.0894 units of JWH Master with a fair value of $27,367,545. JWH Master was formed in order to permit commodity pools managed now or in the future by JWH using the Strategic Allocation Program, JWH’s propriety trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in JWH Master on March 31, 2007 resulting in a realized loss of $6,919,777.

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

On April 1, 2007, the assets previously allocated to JWH Master were allocated to SandRidge Capital L.P. for trading. These assets were invested in the CMF SandRidge Master Fund L.P. (‘‘SandRidge Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,659.0734 Units of SandRidge Master with cash equal to $9,635,703. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using the Managed Account Program (‘‘the Program’’), to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of SandRidge Master. Individual and pooled accounts

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

currently managed by SandRidge, including the Partnership, are permitted to be a limited partner of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.

Campbell Master’s, Aspect Master’s, Graham Master’s and SandRidge Master’s (the ‘‘Funds’’) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds all engage in such trading through commodity brokerage accounts maintained with CGM.

A non-managing member/limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the Managing Member/General Partner at least 3 days in advance of month-end.

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees, including CGM’s direct brokerage commission, are charged at the Partnership level.

At December 31, 2006 the Partnership owned 16.77% of JWH Master. As previously noted, the Partnership sold its investment in JWH Master on March 31, 2007. At June 30, 2007, and December 31, 2006 the Partnership owned 12.06% and 11.27%, respectively of Campbell Master. At June 30, 2007 and December 31, 2006, the Partnership owned 18.15% and 18.84%, respectively of Aspect Master. At June 30, 2007 and December 31, 2006, the Partnership owned 16.61% and 15.62%, respectively of Graham Master. At June 30, 2007, the Partnership owned 3.56% of SandRidge Master. Campbell, Aspect, Graham and SandRidge intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master, Graham Master and SandRidge Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	June 30, 2007
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
Campbell Master	$319,173,792	$9,367,825	$309,805,967
Aspect Master	233,940,188	4,408,894	229,531,294
Graham Master	224,962,674	675,793	224,286,881
SandRidge Master	296,429,163	11,830,105	284,599,058
Total	$1,074,505,817	$26,282,617	$1,048,223,200

	December 31, 2006
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
JWH Master	$105,583,078	$1,733,166	$103,849,912
Campbell Master	338,859,002	11,768,612	327,090,390
Aspect Master	214,046,989	2,288,076	211,758,913
Graham Master	229,982,015	3,308,499	226,673,516
Total	$888,471,084	$19,098,353	$869,372,731

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are as shown in the following tables.

	June 30, 2007		For the three months ended June 30, 2007
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	30.29%	$37,460,834	$5,007,636	$8,386	$1,412	$4,997,838	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	33.79%	41,778,473	6,292,857	20,997	1,349	6,270,511	Commodity Portfolio	Monthly
Graham Master	30.22%	37,368,648	7,571,458	40,806	1,627	7,529,025	Commodity Portfolio	Monthly
SandRidge Master	8.23%	10,170,784	664,640	5,024	404	659,212	Energy Portfolio	Monthly
Total		$126,778,739	$19,536,591	$75,213	$4,792	$19,456,586

	June 30, 2007		For the six months ended June 30, 2007
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)		Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Master	—	$—	$(1,620,737)	$7,358	$1,458	$(1,629,553)		Commodity Portfolio	Monthly
Campbell Master	30.29%	37,460,834	3,214,515	19,631	2,528	3,192,356		Financials, Metals & Energy Portfolio	Monthly
Aspect Master	33.79%	41,778,473	4,634,515	42,036	2,939	4,589,540		Commodity Portfolio	Monthly
Graham Master	30.22%	37,368,648	5,181,257	69,559	3,258	5,108,440		Commodity Portfolio	Monthly
SandRidge Master	8.23%	10,170,784	664,640	5,024	404	659,212		Energy Portfolio	Monthly
Total		$126,778,739	$12,074,190	$143,608	$10,587	$11,919,995	*
*	The sale of the Partnership’s investment in JWH Master on March 31, 2007 resulted in the reversal of accumulated unrealized losses of $6,919,777 to realized losses, as disclosed on the Statements of Income and Expenses and Partners’ Capital.

	December 31, 2006		For the three months ended June 30, 2006
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Master	13.67%	$17,469,448	$(38,596)	$9,039	$218	$(47,853)	Commodity Portfolio	Monthly
Campbell Master	28.92%	36,965,458	(2,026,192)	6,839	687	(2,033,718)	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	31.30%	40,017,301	868,218	29,684	2,664	835,870	Commodity Portfolio	Monthly
Graham Master	27.79%	35,520,661	428,548	33,064	3,296	392,188	Commodity Portfolio	Monthly
Total		$129,972,868	$(768,022)	$78,626	$6,865	$(853,513)

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

	December 31, 2006		For the six months ended June 30, 2006
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Master	13.67%	$17,469,448	$(1,480,828)	$22,078	$934	$(1,503,840)	Commodity Portfolio	Monthly
Campbell Master	28.92%	36,965,458	802,225	18,231	1,434	782,560	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	31.30%	40,017,301	3,784,071	52,646	6,271	3,725,154	Commodity Portfolio	Monthly
Graham Master	27.79%	35,520,661	428,548	33,064	3,296	392,188	Commodity Portfolio	Monthly
Total		$129,972,868	$3,534,016	$126,019	$11,935	$3,396,062

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

Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Funds’ assets is CGM.

The General Partner monitors and controls the Partnership/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards, and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of June 30, 2007. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equities in commodity futures trading accounts consisting of cash and cash equivalents, investment in Partnerships net unrealized appreciation on open futures positions, unrealized appreciation on forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investments in other Partnerships, realized and/or unrealized gains or losses on investment in Partnerships, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2007, Partnership Capital decreased 3.3% from $127,832,598 to $123,653,994. This decrease was attributable to the redemption of 8,827.4964 Redeemable Units resulting in an outflow of $11,245,847, which was partially offset by a net income from operations of $7,067,243. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax positions as of the effective date. The Partnership has adopted FIN 48 as of January 1, 2007 and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, FAIR VALUE MEASUREMENTS. This accounting standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of June 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the second quarter of 2007, the Net Asset Value per Redeemable Unit increased 15.2% from $1,194.22 to $1,375.21 as compared to a decrease of 2.3% in the second quarter of 2006. The Partnership experienced an unrealized gain through investments in the Funds of $19,456,586. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, U.S. and non-U.S. interest rates and indices and were partially offset by losses in the trading of grains, livestock, metals and softs. The Partnership experienced a net trading loss in the second quarter of 2006 of $869,719. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, grains, livestock, softs and indices and were partially offset by gains in energy, metals, and U.S. and non-U.S. interest rates.

Favorable trading conditions during the second quarter, especially in the financial sectors, provided gains for the Partnership. Profits earned in global and U.S. fixed income, currency, and equity indices markets were sufficient enough to offset small losses accumulated in trading metals and grains.

The global economy remained stable in the quarter as relatively low interest rates and high levels of liquidity in the capital markets were the backdrop to the highest corporate activities in recent history. Gains were realized from trading in fixed income markets domestically and globally on stronger than expected economic data and increased inflationary pressures. Profits were also earned from trading currency positions as trend in Japanese yen, New Zealand dollar and Pounds Sterling persisted. The indices market added to gains for the quarter as the global equity rally continued unabated.

Losses were taken in metals as the U.S. dollar unexpectedly strengthened in May and signs of slowing Chinese economic growth caused prices to move erratically. Losses were also accumulated from trading wheat as prices fell as a spring freeze lowered supply expectations early in the quarter.

During the Partnership’s six months ended June 30, 2007, the Net Asset Value per Redeemable Unit increased 6.2% from $1,294.59 to $1,375.21 as compared to an increase of 0.4% for the six months ended June 30, 2006. The Partnership experienced an unrealized gain through investments in the Funds and a realized loss from the sale of the Partnership’s investment in JWH Master for the six months ended June 30, 2007 of $11,919,995. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, U.S. and non-U.S. interest rates, softs and indices and were partially offset by losses in energy, grains, livestock and metals. The Partnership experienced a net trading gain during the six months ended June 30, 2006 of $5,847,084. Gains were primarily attributable to the trading by the Funds of commodity futures in metals, indices and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, livestock and softs.

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

CGM will pay monthly interest to the Partnership on its allocable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place up to all of the Funds’ assets in 90-day Treasury bills. The Partnership will receive 80% of its allocable share of the interest earned on the Treasury bills through its investments in Partnerships and CGM will be paid 20% of the interest. Interest income for the three and six months ended June 30, 2007 decreased by $340,673 as compared to the corresponding periods in 2006. The decrease is due to the Partnership’s use of cash to fund additional investment in other Partnerships as well as Partnership redemptions. The interest earned at the investment in Partnership level is included in the Partnership’s share of overall net income (loss) of the other Partnerships in 2007 and 2006.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Commissions and fees for the three and six months ended June 30, 2007 decreased by $325,883 and $708,543, respectively, as compared to the corresponding periods in 2006. The decrease in brokerage commissions is primarily due to a decrease in average net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2007 decreased by $114,030 and $235,111, respectively, as compared to the corresponding periods in 2006. The decrease in management fees is primarily due to a decrease in average net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three and six months ended June 30, 2007 resulted in an incentive fee accrual of $398,070. Trading performance for the three months ended June 30, 2006 resulted in the reversal of an incentive fee accrual of $333,772. There were no incentive fees earned for the six months ended June 30, 2006.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2007, and the highest, lowest and average value during the three months ended June 30, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2007, JWH is no longer an advisor to the Partnership. The Partnership has no Value at Risk associated with JWH Master for the three months ended June 30, 2007. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

As of June 30, 2007, Campbell Master’s total capitalization was $309,805,967. The Partnership owned 12.06% of Campbell Master.

June 30, 2007
(Unaudited)

			Three Months Ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$8,078,023	2.61%	$11,367,341	$6,780,223	$8,267,143
Energy	969,350	0.31%	969,350	357,600	735,117
Interest Rates U.S.	4,120,200	1.33%	4,293,650	53,207	2,943,000
Interest Rates Non-U.S.	7,860,338	2.54%	10,281,295	3,366,038	8,412,667
Metals:
– Exchange Traded Contracts	296,000	0.10%	390,000	124,000	299,333
– OTC Contracts	1,143,021	0.37%	2,315,924	854,405	1,303,427
Indices	5,742,025	1.85%	10,594,273	5,347,848	8,194,370
Total	$28,208,957	9.11%

*	Average of month-end Values at Risk

As of June 30, 2007, Aspect Master’s total capitalization was $229,531,294. The Partnership owned 18.15% of Aspect Master.

June 30, 2007
(Unaudited)

			Three Months Ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$6,515,051	2.84%	$6,845,415	$1,442,322	$4,009,357
Energy	1,030,450	0.45%	1,462,150	227,012	600,308
Grains	425,485	0.19%	621,635	178,578	375,019
Interest Rates U.S.	1,631,300	0.71%	1,793,250	353,750	1,342,633
Interest Rates Non-U.S.	6,565,535	2.86%	7,251,434	3,124,428	6,120,581
Livestock	40,750	0.02%	84,405	12,550	44,370
Metals:
– Exchange Traded Contracts	352,250	0.15%	1,020,250	352,250	684,500
– OTC Contracts	1,145,094	0.50%	3,084,837	1,145,094	2,142,578
Softs	1,009,708	0.44%	1,265,792	950,198	1,066,595
Indices	5,892,497	2.56%	7,736,923	3,145,113	6,238,276
Total	$24,608,120	10.72%

*	Average of month-end Values at Risk

As of June 30, 2007, Graham Master’s total capitalization was $224,286,881. The Partnership owned 16.61% of Graham Master.

June 30, 2007
(Unaudited)

			Three Months Ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$22,052,214	9.83%	$36,315,056	$19,944,640	$29,852,618
Energy	337,400	0.15%	871,000	248,000	548,033
Grains	281,987	0.13%	320,700	4,000	101,729
Interest Rates U.S.	2,393,000	1.07%	3,124,000	38,467	1,711,917
Interest Rates Non-U.S.	2,492,256	1.11%	7,772,547	2,492,256	5,841,706
Livestock	6,750	0.00%**	6,750	3,000	4,875
Metals:
– Exchange Traded Contracts	10,000	0.01%	144,000	4,000	45,333
– OTC Contracts	7,146	0.00%**	598,409	3,586	117,810
Softs	147,019	0.07%	256,809	103,845	184,967
Indices	4,762,306	2.12%	10,593,315	633,683	7,545,680
Total	$32,490,078	14.49%

*	Average of month-end Values at Risk
**	Due to rounding

As of June 30, 2007, SandRidge Master’s total capitalization was $284,599,058. The Partnership owned 3.56% of SandRidge Master.

June 30, 2007
(Unaudited)

			Three Months Ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Energy	$16,817,332	5.91%	$17,932,960	$9,562,360	$16,137,014
Total	$16,817,332	5.91%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Research

Customer Class Actions.

On May 3, 2007, the District Court remanded DISHER V. CITIGROUP GLOBAL MARKETS, INC., to Illinois state court.  On June 13, 2007, Citigroup moved in state court to dismiss the action.

Mutual Funds

In May 2007, CGMI finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

On May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc of the Second Circuit’s decision reversing the district court’s class certification.

IPO Antitrust Litigation

On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and under Part II, Item 1A, ‘‘Risk Factors’’ in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units) Purchased*	(b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	1,279.2733	$1,235.99	N/A	N/A
May 1, 2007 – May 31, 2007	1,938.6592	$1,321.20	N/A	N/A
June 1, 2007 – June 30, 2007	1,419.4252	$1,375.21	N/A	N/A
	4,637.3577	$1,310.80
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

As of June 30, 2007, the Partnership entered into an Amended and Restated Advisory Agreement with SandRidge Capital, L.P., a copy of which is attached hereto as Exhibit 10.1.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Exhibit – 10.1 – Amended and Restated Advisory Agreement between the Partnership and SandRidge Capital L.P.

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

Date:  August 14, 2007

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director

Date:  August 14, 2007