Form 10-Q
period 2007-09-30
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2007-11-14
CIK 1095007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

Yes          No X

As of October 31, 2007, 81,770.4105 Limited Partnership Redeemable Units were outstanding.

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
FORM 10-Q
INDEX

PART I
Item 1.    Financial Statements

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Investments in Partnerships, at fair value	$109,683,309	$129,972,868
Cash	14,219	21,784
	$109,697,528	$129,994,652
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$493,639	$584,977
Management fees	159,547	190,721
Incentive fees	29,191	—
Other expenses	28,773	41,176
Redemptions payable	1,040,676	1,345,180
	1,751,826	2,162,054
Partners’ Capital:
General Partner, 2,005.1490 unit equivalents outstanding in 2007 and 2006	2,536,955	2,595,846
Limited Partners, 83,312.4204 and 96,738.7510 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	105,408,747	125,236,752
	107,945,702	127,832,598
	$109,697,528	$129,994,652

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Schedule of Investments
September 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Investments in Partnerships
CMF Campbell Master Fund L.P.	$29,602,052	27.42%
CMF Aspect Master Fund L.P.	36,028,992	33.38
CMF Graham Capital Master Fund L.P.	34,029,014	31.52
CMF SandRidge Master Fund L.P.	10,023,251	9.29
Total investments in Partnerships, at fair value	$109,683,309	101.61%

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Schedule of Investments
December 31, 2006
(Unaudited)

	Fair Value	% of Partners’ Capital
Investments in Partnerships
JWH Strategic Allocation Master Fund LLC	$17,469,448	13.67%
CMF Campbell Master Fund LP	36,965,458	28.92
CMF Aspect Master Fund LP	40,017,301	31.30
CMF Graham Capital Master Fund LP	35,520,661	27.79
Total investments in Partnerships, at fair value	$129,972,868	101.68%

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests and investments in Partnerships:
Net realized gains (losses) on closed positions and sale of investment in Partnership	$—	$(6,083)	$(6,919,777)	$3,482,763
Change in net unrealized gains (losses) on open positions and investments in Partnerships	(8,245,165)	(3,148,914)	10,594,603	(790,676)
	(8,245,165)	(3,154,997)	3,674,826	2,692,087
Interest income	—	—	—	340,673
	(8,245,165)	(3,154,997)	3,674,826	3,032,760

Expenses:
Brokerage commissions including clearing fees of $0, $0, $0 and $26,216, respectively	1,522,280	1,773,604	4,837,303	5,797,174
Management fees	492,467	582,818	1,565,036	1,890,498
Incentive fees	(368,878)	—	29,191	—
Other expenses	43,306	33,234	110,393	100,318
	1,689,175	2,389,656	6,541,923	7,787,990

Net loss	(9,934,340)	(5,544,653)	(2,867,097)	(4,755,230)

Redemptions – Limited Partners	(5,773,952)	(4,647,154)	(17,019,799)	(17,477,768)

Net decrease in Partners’ Capital	(15,708,292)	(10,191,807)	(19,886,896)	(22,232,998)

Partners’ Capital, beginning of period	123,653,994	136,953,348	127,832,598	148,994,539

Partners’ Capital, end of period	$107,945,702	$126,761,541	$107,945,702	$126,761,541
Net Asset Value per Redeemable Unit (85,317.5694 and 102,467.9904 Redeemable Units outstanding at September 30, 2007 and 2006, respectively)	$1,265.22	$1,237.08	$1,265.22	$1,237.08

Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(109.99)	$(52.44)	$(29.37)	$(47.28)

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net loss	$(9,934,340)	$(5,544,653)	$(2,867,097)	$(4,755,230)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investments in Partnerships	—	—	(9,635,703)	(41,952,238)
Proceeds from sale of investments in Partnerships	8,850,265	7,915,050	33,600,088	22,867,312
Realized loss on sale of investment in Partnership	—	—	6,919,777	—
Net unrealized (appreciation) depreciation on investments in Partnerships	8,245,165	3,148,914	(10,594,603)	(247,147)
(Increase) decrease in restricted cash	—	—	—	3,917,513
(Increase) decrease in net unrealized appreciation on open futures positions	—	—	—	167,893
(Increase) decrease in unrealized appreciation on open forward contracts	—	—	—	2,043,605
(Increase) decrease in interest receivable	—	—	—	100,252
Increase (decrease) in unrealized depreciation on open forward contracts	—	—	—	(1,173,919)
Accrued expenses:
Increase (decrease) in brokerage commissions	(76,998)	(49,754)	(91,338)	(115,071)
Increase (decrease) in management fees	(24,778)	(16,035)	(31,174)	(38,665)
Increase (decrease) in incentive fees	(368,878)	—	29,191	(491,538)
Increase (decrease) in other expenses	(20,249)	(1,263)	(12,403)	27,417
Net cash provided by (used in) operating activities	6,670,187	5,452,259	17,316,738	(19,649,816)

Cash flows from financing activities:
Payments for redemptions – Limited Partners	(6,685,284)	(5,444,662)	(17,324,303)	(17,290,520)

Net change in cash	(15,097)	7,597	(7,565)	(36,940,336)
Cash, at beginning of period	29,316	40,072	21,784	36,988,005
Cash, at end of period	$14,219	$47,669	$14,219	$47,669

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
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

As of September 30, 2007, all trading decisions for the Partnership are made by Campbell & Company, Inc., (‘‘Campbell’’), Graham Capital Management L.P. (‘‘Graham’’), Aspect Capital Limited (‘‘Aspect’’) and SandRidge Capital L.P. (‘‘SandRidge’’) (each, an ‘‘Advisor’’, and collectively, the ‘‘Advisors’’). John W. Henry & Company, Inc. (‘‘JWH’’) was terminated as of March 31, 2007.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2007 and December 31, 2006, and the results of its operations, changes in Partners’ Capital, and cash flows for the three and nine months ended September 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized losses*	$(108.10)	$(46.57)	$(11.18)	$(32.15)
Interest income	—	—	—	2.99
Expenses**	(1.89)	(5.87)	(18.19)	(18.12)
Decrease for the period	(109.99)	(52.44)	(29.37)	(47.28)
Net Asset Value per Redeemable Unit, beginning of period	1,375.21	1,289.52	1,294.59	1,284.36
Net Asset Value per Redeemable Unit, end of period	$1,265.22	$1,237.08	$1,265.22	$1,237.08
*	Includes brokerage commissions.
**	Excludes brokerage commissions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007		2006
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.2)%	(7.2)%	(7.4)%		(7.1)%
Operating expenses	7.2%	7.2%	7.4%		7.4%
Incentive fees	(0.3)%	—%	—	%*****	—%
Total expenses	6.9%	7.2%	7.4%		7.4%
Total return:
Total return before incentive fees	(8.3)%	(4.1)%	(2.2)%		(3.7)%
Incentive fees	0.3%	—%	(0.1)%		—%
Total return after incentive fees	(8.0)%	(4.1)%	(2.3)%		(3.7)%
***	Annualized (other than incentive fees)
****	Interest income less total expenses (exclusive of incentive fees)
*****	Due to rounding

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
September 30, 2007
(Unaudited)

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests previously owned by the Partnership were held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2007 and the year ended December 31, 2006 based on a monthly calculation, were $0 and $124,943, respectively.

4.    Investments in Partnerships:

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

On April 1, 2007, the assets previously allocated to JWH Master were allocated to SandRidge Capital L.P. for trading. These assets were invested in the CMF SandRidge Master Fund L.P. (‘‘SandRidge Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,659.0734 Units of SandRidge Master with cash equal to $9,635,703. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

the Managed Account Program (‘‘the Program’’), to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be a limited partner of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.

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

At December 31, 2006 the Partnership owned 16.77% of JWH Master. As previously noted, the Partnership sold its investment in JWH Master on March 31, 2007. At September 30, 2007, the Partnership owned 11.95% of Campbell Master, 17.07% of Aspect Master, 15.30% of Graham Master and 3.41% of SandRidge Master. At December 31, 2006, the Partnership owned 11.27% of Campbell Master, 18.84% of Aspect Master and 15.62% of Graham Master. Campbell, Aspect, Graham and SandRidge intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master, Graham Master and SandRidge Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	September 30, 2007
	Funds’ Total Assets	Funds’ Total Liabilities	Funds’ Total Capital
Campbell Master	$267,726,108	$20,662,809	$247,063,299
Aspect Master	220,281,649	9,700,129	210,581,520
Graham Master	228,734,481	6,921,856	221,812,625
SandRidge Master	340,380,235	47,503,588	292,876,647
Total	$1,057,122,473	$84,788,382	$972,334,091

	December 31, 2006
	Funds’ Total Assets	Funds’ Total Liabilities	Funds’ Total Capital
JWH Master	$105,583,078	$1,733,166	$103,849,912
Campbell Master	338,859,002	11,768,612	327,090,390
Aspect Master	214,046,989	2,288,076	211,758,913
Graham Master	229,982,015	3,308,499	226,673,516
Total	$888,471,084	$19,098,353	$869,372,731

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are as shown in the following tables.

	September 30, 2007		For the three months ended September 30, 2007
Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	27.42%	$29,602,052	$(5,163,897)	$6,934	$1,425	$(5,172,256)	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	33.38%	36,028,992	(2,668,253)	20,156	1,197	(2,689,606)	Commodity Portfolio	Monthly
Graham Master	31.52%	34,029,014	(397,363)	35,904	1,537	(434,804)	Commodity Portfolio	Monthly
SandRidge Master	9.29%	10,023,251	65,241	9,900	3,840	51,501	Energy Portfolio	Monthly
Total		$109,683,309	$(8,164,272)	$72,894	$7,999	$(8,245,165)

	September 30, 2007		For the nine months ended September 30, 2007
Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Master	—	$—	$(1,620,737)	$7,358	$1,458	$(1,629,553)	Commodity Portfolio	Monthly
Campbell Master	27.42%	29,602,052	(1,949,382)	26,564	3,953	(1,979,899)	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	33.38%	36,028,992	1,966,262	62,191	4,136	1,899,935	Commodity Portfolio	Monthly
Graham Master	31.52%	34,029,014	4,783,894	105,464	4,799	4,673,631	Commodity Portfolio	Monthly
SandRidge Master	9.29%	10,023,251	729,881	14,924	4,245	710,712	Energy Portfolio	Monthly
Total		$109,683,309	$3,909,918	$216,501	$18,591	$3,674,826 *
*	The sale of the Partnership’s investment in JWH Master on March 31, 2007 resulted in the reversal of accumulated unrealized losses of $6,919,777 to realized losses, as disclosed on the Statements of Income and Expenses and Partners’ Capital.

	December 31, 2006		For the three months ended September 30, 2006
Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Master	13.67%	$17,469,448	$403,486	$10,300	$262	$392,924	Commodity Portfolio	Monthly
Campbell Master	28.92%	36,965,458	(703,946)	12,608	684	(717,238)	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	31.30%	40,017,301	(1,820,891)	22,213	1,125	(1,844,229)	Commodity Portfolio	Monthly
Graham Master	27.79%	35,520,661	(952,512)	25,518	2,341	(980,371)	Commodity Portfolio	Monthly
Total		$129,972,868	$(3,073,863)	$70,639	$4,412	$(3,148,914)

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

	December 31, 2006		For the nine months ended September 30, 2006
Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Master	13.67%	$17,469,448	$(1,077,342)	$32,377	$1,197	$(1,110,916)	Commodity Portfolio	Monthly
Campbell Master	28.92%	36,965,458	98,280	30,839	2,118	65,323	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	31.30%	40,017,301	1,963,179	74,859	7,396	1,880,924	Commodity Portfolio	Monthly
Graham Master	27.79%	35,520,661	(523,963)	58,582	5,639	(588,184)	Commodity Portfolio	Monthly
Total		$129,972,868	$460,154	$196,657	$16,350	$247,147

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

The General Partner monitors and controls the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards, and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equities in commodity futures trading accounts consisting of cash and cash equivalents, net unrealized appreciation on open futures positions, unrealized appreciation on forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on its investments in Partnerships, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2007, Partnership Capital decreased 15.6% from $127,832,598 to $107,945,702. This decrease was attributable to a net loss from operations of $2,867,097, coupled with the redemption of 13,426.3306 Redeemable Units of Limited Partnership Interest resulting in an outflow of $17,019,799. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) of the Funds are used for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investments in other partnerships are recorded at fair value, based upon the Partnership’s proportionate interest held. Realized gains (losses) on withdrawals from the Funds are recognized on a cost recovery basis.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’. This accounting standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of September 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the third quarter of 2007, the Net Asset Value per Redeemable Unit decreased 8.0% from $1,375.21 to $1,265.22 as compared to a decrease of 4.1% in the third quarter of 2006. The Partnership experienced an unrealized loss through investments in the Funds in the third quarter of 2007 of $8,245,165. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in the trading of energy and grains. The Partnership experienced an unrealized loss through investments in the Funds in the third quarter of 2006 of $3,154,997. Losses were primarily attributable to the trading by the Funds of commodity futures in energy, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in currencies and indices.

The third quarter of 2007 proved to be an eventful quarter as widespread economic concerns regarding sub-prime mortgage lending resonated throughout the capital and commodity markets. Profits earned in agricultural and energy markets failed to outpace losses in fixed income, equity index and currency sector trading.

The disturbance in the credit markets that emerged in July materially impacted other financial sectors. This revaluation of risk resulted in a flight-to-quality driven rally in prices of sovereign debt instruments against the short positions held by the Partnership at the time, causing losses. Most equity indices, which had reached multi-year highs during mid-July, experienced sharp reversals as investor sentiment waned. Resulting losses were partially recovered in late September as share prices rallied on the rate cut by the Federal Reserve directed at dampening the impact on the economy and restoring liquidity and confidence. The U.S. dollar became less attractive in the midst of these events, and its resultant weakening, primarily versus low-yielding currencies such as the Japanese yen and Swiss franc, amplified the quarterly loss.

Profits generated in the commodity markets tempered the result for the quarter. In agricultural market trading, gains were earned in the wheat and soybean complex as prices rallied significantly on reductions in supply expectations. The rally in crude oil prices to record levels as inventory declined, the dollar weakened and demand remained robust, also contributed profits over the quarter.

During the Partnership’s nine months ended September 30, 2007, the Net Asset Value per Redeemable Unit decreased 2.3% from $1,294.59 to $1,265.22 as compared to a decrease of 3.7% for the nine months ended September 30, 2006. The Partnership experienced a net realized and unrealized gain through investments in the Funds for the nine months ended September 30, 2007 of $3,674,826. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, U.S. interest rates, livestock, metals and softs and were partially offset by losses in grains, non-U.S. interest rates and indices. The Partnership experienced a net realized and unrealized gain during the nine months ended September 30, 2006 of $2,692,087. Gains were primarily attributable to the trading by the Funds of commodity futures in U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, energy, grains, livestock and softs.

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

CGM will pay monthly interest to the Partnership on its allocable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place up to all of the Funds’ assets in 90-day Treasury bills. The Partnership will receive 80% of its allocable share of the interest earned on the Treasury bills through its investments in Partnerships and CGM will be paid 20% of the interest. Interest income for the three and nine months ended September 30, 2007 decreased by $0 and $340,673, respectively as compared to the corresponding periods in 2006. The decrease is due to the Partnership’s use of cash to fund additional investment in other Partnerships as well as Partnership redemptions. The interest earned at the investment in Partnership level is included in the Partnership’s share of overall net income (loss) of the other Partnerships in 2007 and 2006.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Commissions and fees for the three and nine months ended September 30, 2007 decreased by $251,324 and $959,871, respectively, as compared to the corresponding periods in 2006. The decrease in brokerage commissions is primarily due to a decrease in average net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2007 decreased by $90,351 and $325,462, respectively, as compared to the corresponding periods in 2006. The decrease in management fees is primarily due to a decrease in average net assets during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended September 30, 2007 resulted in the reversal of an incentive fee accrual of $368,878. Trading performance for the nine months ended September 30, 2007 resulted in an incentive fee accrual of $29,191. There were no incentive fees accrued for the three and nine months ended September 30, 2006.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2007, and the highest, lowest and average value during the three months ended September 30, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2007, JWH is no longer an advisor to the Partnership. The Partnership has no Value at Risk associated with JWH Master for the three months ended September 30, 2007. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

As of September 30, 2007, Campbell Master’s total capitalization was $247,063,299. The Partnership owned 11.95% of Campbell Master.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$2,977,018	1.21%	$8,378,918	$1,553,365	$3,319,376
Energy	201,562	0.08%	1,324,000	201,562	343,021
Interest Rates U.S.	494,470	0.20%	3,568,400	18,410	643,803
Interest Rates Non-U.S.	1,217,172	0.49%	7,069,845	1,082,448	1,811,710
Metals:
– Exchange Traded Contracts	70,000	0.03%	282,000	2,000	50,000
– OTC Contracts	725,862	0.29%	1,408,820	309,870	574,809
Indices	3,354,297	1.36%	12,222,425	1,694,853	3,673,196
Total	$9,040,381	3.66%

*	Average of month-end Values at Risk

As of September 30, 2007, Aspect Master’s total capitalization was $210,581,520. The Partnership owned 17.07% of Aspect Master.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$6,319,722	3.00%	$7,807,513	$2,985,338	$5,022,316
Energy	4,651,900	2.21%	5,901,500	1,117,080	2,655,183
Grains	1,399,814	0.66%	1,637,713	454,579	871,356
Interest Rates U.S.	1,018,850	0.48%	1,635,650	33,416	624,789
Interest Rates Non-U.S.	2,717,128	1.29%	6,679,192	845,315	2,216,829
Livestock	61,850	0.03%	126,270	26,267	61,720
Metals:
– Exchange Traded Contracts	927,750	0.44%	1,085,833	28,500	538,167
– OTC Contracts	2,394,774	1.14%	3,063,488	300,901	1,439,265
Softs	1,327,634	0.63%	1,908,189	612,225	966,721
Indices	3,252,767	1.55%	6,398,006	336,713	2,193,541
Total	$24,072,189	11.43%

*	Average of month-end Values at Risk

As of September 30, 2007, Graham Master’s total capitalization was $221,812,625. The Partnership owned 15.30% of Graham Master.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$19,610,569	8.84%	$25,861,289	$5,719,304	$16,176,684
Energy	1,443,050	0.65%	1,443,050	192,150	1,002,937
Grains	60,080	0.03%	326,650	60,080	152,452
Interest Rates U.S.	125,550	0.06%	2,185,300	36,268	178,117
Interest Rates Non-U.S.	215,012	0.10%	2,478,491	215,012	318,525
Metals:
– Exchange Traded Contracts	135,000	0.06%	187,500	4,000	56,333
– OTC Contracts	451,535	0.20%	563,721	11,349	295,998
Softs	186,150	0.08%	217,754	44,739	115,426
Indices	783,037	0.35%	6,773,850	335,292	1,219,199
Total	$23,009,983	10.37%

*	Average of month-end Values at Risk
**	Due to rounding

As of September 30, 2007, SandRidge Master’s total capitalization was $292,876,647. The Partnership owned 3.41% of SandRidge Master.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Energy	$42,550,227	14.53%	$42,550,227	$17,698,100	$31,783,468
Total	$42,550,227	14.53%

*	Average of month-end Values at Risk

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Enron-Related Civil Actions

On August 27, 2007, the District Court for the Southern District of New York in In Re. Enron Corp. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

IPO Regulatory Inquiries

On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and under Part II, Item 1A, ‘‘Risk Factors’’ in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units) Purchased*	(b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	1,027.2238	$1,300.39	N/A	N/A
August 1, 2007 – August 31, 2007	2,749.0848	$1,235.86	N/A	N/A
September 1, 2007 – September 30, 2007	822.5256	$1,265.22	N/A	N/A
	4,598.8342	$1,267.16
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

Date:  November 14, 2007

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director

Date:  November 14, 2007