Form 10-K
period 2007-12-31
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2008-03-28
CIK 1095007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer              Accelerated filer             Non-accelerated filer  X        Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes              No  X

Limited Partnership Redeemable Units with an aggregate value of $120,896,493 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 29, 2008, 71,547.1397 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1.    Business.

(a)    General development of business. Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized under the partnership laws of the State of New York, on August 25, 1999 to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forwards. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. A total of 190,000 Redeemable Units of Limited Partnership Interest in the Partnership (‘‘Redeemable Units’’) have been offered to the public.

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

The Partnership no longer offers Redeemable Units for sale. Redemptions of Redeemable Units for the years ended December 31, 2007, 2006 and 2005 are reported in the Statements of Changes in Partners’ Capital on page F-11 under ‘‘Item 8. Financial Statements and Supplementary Data’’.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

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

On May 22, 2003, the Partnership allocated a portion of the Partnership’s capital to JWH Strategic Allocation Master Fund LLC, a New York limited liability company (‘‘JWH Master’’). With this cash the Partnership purchased 14,370.0894 units of JWH Master with a fair value of $27,367,545. JWH Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (‘‘JWH’’), using the Strategic Allocation Program, JWH’s proprietary trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in JWH Master on March 31, 2007 resulting in a realized loss of $6,919,777.

On January 1, 2005, the assets allocated to Campbell & Company, Inc. (‘‘Campbell’’) for trading were invested in CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 51,356.1905 units of Campbell Master with cash equal to $50,768,573, and a contribution of open commodity futures and forward positions with a fair value of $587,618. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using the Financial, Metals and Energy Large Portfolio (‘‘FME’’), to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2005, the assets allocated to Aspect Capital Limited (‘‘Aspect’’) for trading were invested in CMF Aspect Master Fund L.P. (‘‘Aspect Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 43,434.9465 Units of Aspect Master with cash equal to $40,490,894, and a contribution of open commodity futures and forward positions with a fair value of $2,944,052. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be a limited partner of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham Capital Management, L.P. (‘‘Graham’’) for trading were invested in CMF Graham Capital Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 Units of Graham Master with cash equal to $41,952,238. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using the Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be a limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2007, the assets previously allocated to JWH Master were allocated to SandRidge Capital L.P. (‘‘SandRidge’’) for trading. These assets were invested in the CMF SandRidge Master Fund L.P. (‘‘SandRidge Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,659.0734 Units of SandRidge Master with cash equal to $9,635,703. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using the Managed Account Program (‘‘the Program’’), to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be a limited partner of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.

At December 31, 2007, the Partnership owned 12.2% of Campbell Master, 16.4% of Aspect Master, 14.2% of Graham Master and 3.2% of SandRidge Master. At December 31, 2006, the Partnership owned 11.3% of Campbell Master, 18.8% of Aspect Master and 15.6% of Graham Master. At December 31, 2006, the Partnership owned 16.8% of JWH Master. As previously noted, the Partnership sold its investment in JWH Master on March 31, 2007. Campbell, Aspect, Graham and SandRidge intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master, Graham Master and SandRidge Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Campbell Master’s, Aspect Master’s, Graham Master’s and SandRidge Master’s (collectively, the ‘‘Funds’’) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. The Funds engage in such trading through a commodity brokerage account maintained with CGM.

As of December 31, 2007, all commodity trading decisions are made for the Partnership by Graham, Campbell, Aspect and SandRidge (each an ‘‘Advisor’’ and, collectively, the ‘‘Advisors’’). None of the Advisors are affiliated with one another, the General Partner or CGM. The Advisors are not responsible for the organization or operation of the Partnership.

Pursuant to the terms of the management agreements (the ‘‘Management Agreements’’) with the Advisors, the Partnership is obligated to pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to each Advisor, except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% a year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. The Partnership is obligated to pay each Advisor an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

The Partnership has entered into a customer agreement (the ‘‘Customer Agreement’’) with CGM which provides that the Partnership pays CGM a brokerage fee equal to 5.4% per year calculated and paid monthly based on .45% of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of its brokerage fees to its financial advisors who have sold Redeemable Units in this Partnership. The Partnership pays for National Futures Association (‘‘NFA’’) fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. In addition, CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated by either party.

(b)    Financial information about industry segments.    The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in the sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 is set forth under ‘‘Item 6. Selected Financial Data’’. The Partnership’s capital as of December 31, 2007, was $98,967,609.

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

(f)    Reports to Security Holders.    Not applicable.

(g)    Enforceability of Civil Liabilities Against Foreign Persons.    Not applicable.

(h)    Smaller Reporting Companies.    Not applicable.

Item 1A.    Risk Factors.

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

An investor may lose all of their investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of their investment in the Partnership.

The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

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

Enron

In April 2002, Citigroup and CGM were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al. (‘‘Newby’’)), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citigroup’s motion to dismiss the complaint was denied in December 2002, and Citigroup filed an answer in January 2003. In May 2003, plaintiffs filed an amended consolidated class action complaint, and Citigroup filed a motion to dismiss in June 2003, which was denied in April 2004.

On June 10, 2005, CGM (along with Citigroup and certain of its subsidiaries) agreed to a settlement in Newby. Under the terms of the settlement, Citigroup will make a pretax payment of $2.01 billion to the settlement class (consisting of all purchasers of all publicly traded equity and debt securities issued by Enron and certain Enron-related entities between September 9, 1997 and December 2, 2001. The Regents of the University of California (the Newby lead plaintiff) approved the settlement on July 20. The Court gave final approval to the settlement on May 24, 2006. The amount to be paid in settlement of this action is covered by existing Citigroup litigation reserves.

In September 2003, CGM (and Citigroup and various Citigroup-affiliates) were named as defendants in an adversary proceeding, Enron v. Citigroup, et al. (In re Enron Corp., et al.), filed by Enron in its chapter 11 bankruptcy proceedings against entities that purchased Enron bankruptcy claims from Citigroup, seeking to disallow or to subordinate those claims. The case is scheduled for trial beginning April 28, 2008. Additionally, in November 2003, Enron filed an additional adversary action against CGM (and Citibank, N.A.) seeking to recover fees paid to CGM in connection with the proposed Enron-Dynegy merger. Discovery is proceeding in that action.

Additional Actions

Several additional actions, previously identified, had been consolidated or coordinated with the Newby action and stayed (except with respect to certain discovery) until the Court’s decision on class certification on July 5, 2006.

Certain entities that had previously filed separate lawsuits against CGM (along with other Citigroup entities) did not opt out of the Newby settlement. As a result, the following coordinated/consolidated cases that relate to the purchase of Enron-related securities have been dismissed: California Public Employees’ Retirement System v. Bank of America Securities LLC, et al., Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al., and Conseco Annuity Assurance Co. v. Citigroup, Inc.

On February 18, 2005, Judge Harmon granted the motion to dismiss of various financial institution defendants (including CGM) in Washington State Investment Board v. Lay, et al. The action had been brought on behalf of purchasers of Enron’s publicly traded debt and equity securities between September 9, 1997 and October 18, 1998.

On April 19, 2005, CGM (along with Citigroup and certain of its subsidiaries) and various financial institution defendants reached an agreement to settle four state court actions brought by various investment funds that had purchased Enron and/or Enron-linked securities. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al.; and Principal Global Investors v. Citigroup Inc., et al. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On June 3, 2005, CGM (along with Citigroup) and various financial institution defendants reached an agreement in principle to settle a state court action (subsequently consolidated with Newby), Retirement Systems of Alabama v. Merrill Lynch, et al., brought by an Alabama public corporation comprising various state employee pension funds that had purchased Enron securities from (among others) CGM. The District Court approved the settlement on July 5, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On December 7, 2005, Judge Harmon dismissed City of Montgomery, Alabama Employees’ Retirement System v. Lay, et al. in light of a settlement between plaintiff and CGM (along with Citigroup and certain Credit Suisse First Boston-entities). The action was originally filed in Alabama state court and subsequently coordinated with Newby. The case arose out of plaintiff’s purchase of certain Enron-linked securities allegedly in reliance on CGM and other analyst reports concerning Enron. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On November 4, 2005, Sierra Pacific Resources and Nevada Power v. Citigroup, et al., a federal court case (subsequently coordinated with Newby) naming as defendants CGM (along with Citigroup and Citibank, N.A., and various financial institution defendants) was voluntarily dismissed with prejudice by the plaintiffs. The case had been brought by purchasers of electricity from Enron.

On December 14, 2005, Aksamit, et al. v. UBS PaineWebber, et al., a state court action (subsequently coordinated with Newby) naming CGM and various other financial institutions as defendants, was voluntarily dismissed with prejudice by the plaintiff. The case had been brought on behalf of CGM clients who had purchased Enron securities at various times up until the filing of Enron’s bankruptcy, in reliance on CGM and other analyst reports concerning Enron.

On September 29, 2006, CGM (along with Citigroup and a third-party defendant) filed a partial motion to dismiss in Vanguard Balanced Index Fund, et al. v. Citigroup, et al.. The action was filed in Pennsylvania state court in 2003 by certain investment funds, and asserts claims under state securities and common law, arising out of plaintiffs’ purchase of certain Enron-related securities. Vanguard filed opposition papers on November 14, 2006, and the defendants filed their reply on December 1, 2006. The case had been coordinated with Newby until Judge Harmon’s decision on class certification.

On January 2, 2007, Judge Harmon entered final judgment terminating Ravenswood I, L.L.C., et al. v. Citigroup, Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state statutory and common law claims, had been filed in federal court in Texas on behalf of successors in interest to certain Enron securities owned by Prudential, and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 18, 2007, Judge Harmon dismissed American National Insurance Co., et al. v. Citigroup Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state securities and common law claims, had been filed in Texas state court and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 23, 2007, Judge Harmon granted plaintiffs’ motion for leave to amend the complaint in Silvercreek Management Inc. v. Salomon Smith Barney, Inc., a federal securities law and fraud action against CGM (and other defendants) on behalf of several funds that allegedly sustained losses arising out of their investments in Enron securities. The case had been coordinated with Newby until Judge Harmon’s decision on class certification, and is currently stayed (along with other actions that implicate the scope of liability of secondary actors under Section 10(b)of the 1934 Act) in light of the Fifth Circuit’s reversal of Judge Harmon’s class certification decision.

On January 25, 2007, Judge Harmon entered final judgment terminating Public Employees Retirement Systems of Ohio v. Fastow, et al. in light of a settlement between plaintiffs and certain financial institution defendants (including CGM). The action, asserting state securities and common law fraud claims, had been filed in Ohio state court on behalf of four Ohio pension funds that purchased Enron securities, and was subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On August 15, 2007, CGM (along with other Citigroup entities and various other financial institutions) filed motions to dismiss Connecticut Resources Recovery Authority v. Lay, et al., an action sounding in fraud and breach of fiduciary duty, and arising out of an Enron transaction with a Connecticut state agency. The case had been coordinated with Newby until Judge Harmon’s decision on class certification. Plaintiff filed its opposition on November 9, 2007; Citigroup partially joined a reply submitted by other financial institutions on January 30, 2008, and Citigroup’s individual reply was due on February 29, 2008.

On December 27, 2007, plaintiff moved for leave to amend its complaint in Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al. The case, originally filed in Washington federal court in 2004, arises out of alleged losses caused by Enron’s electricity overcharges to a public utility. It alleges three causes of action sounding in tort against CGM (along with various Citigroup entities and other financial institutions). The action had been coordinated with Newby until Judge Harmon’s decision on class certification. CGM and other defendants filed an opposition on January 28, 2008.

On January 28, 2008, the Fifth Circuit heard oral argument on plaintiffs’ appeal against Judge Harmon’s dismissal of various third-party petitions filed by certain Enron outside directors and Arthur Andersen against CGM (and various other financial institution defendants). The petitions, collectively referred to as the Fleming Cases, assert fraud and negligence claims; they were filed in Texas state court and subsequently coordinated with Newby.

CGM (along with Citigroup, Citibank N.A., and various J.P. Morgan Chase-entities) has been named in multiple actions brought by certain bank participants in, as well as ‘‘vulture funds’’ who purchased certain banks’ interests in, two revolving Enron credit facilities and a syndicated letter of credit facility. The cases, Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., and DK Acquisition, et al. v. J.P. Morgan Chase, et al., had been coordinated with Newby until Judge Harmon’s decision on class certification. The actions were conditionally transferred to the Southern District of New York on December 10, 2007, and were assigned to Judge Rakoff on February 4, 2008. Defendants filed partial summary judgment motions in all three cases on December 6, 2007. A fourth action, Bayerische Landesbank, et al. v. J.P. Morgan Chase Bank, et al., brought by certain bank participants in the Enron facilities and subsequently coordinated with Newby, was settled on July 31, 2007, and the district court approved the settlement on August 22, 2007. The amount paid in settlement was covered by existing Citigroup litigation reserves.

On March 26, 2008, Citigroup Inc. issued a press release announcing that it has reached settlement agreements resolving the two largest remaining claims against Citigroup arising out of the collapse of Enron in 2001. Both settlements are fully covered by Citigroup’s existing litigation reserves.

Under the terms of one of the settlement agreements, Citigroup will pay $1.66 billion to Enron and withdraw certain claims in the Enron bankruptcy proceeding. Enron will release all of its claims against Citigroup and certain other parties. Enron will also allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’). Citigroup reached a separate settlement agreement resolving all disputes with the holders of the CLNs, including a suit against Citigroup pending in the Federal District Court in Houston.

The settlements provide that Citigroup denies any wrongdoing and has agreed to the settlements solely to eliminate the uncertainties, burden and expense of further protracted litigation. The Enron settlement agreements must be approved by the bankruptcy court.

RESEARCH

On December 23, 2003, Citigroup and CGM moved to dismiss several consolidated putative class actions alleging violations of Sections 10 and 20 of the Securities Act of 1934, as amended, for purportedly issuing research reports without a reasonable basis in fact and allegedly failing to disclose conflicts of interest with companies in connection with CGM’s published investment research regarding AT&T Corp., Winstar Communications, Inc., Rhythms NetConnections, Inc., Level 3 Communications, Inc., XO Communications, Inc. and Williams Communications Group, Inc. On December 30, 2003, Citigroup and CGM filed a motion to dismiss similar claims in connection with CGM’s published investment research regarding Metromedia Fiber Network, Inc. (‘‘MFN’’).

On January 30, 2004, plaintiffs in the Rhythm NetConnections, Inc. action voluntarily dismissed their complaint with prejudice. In December 2004, Judge Lynch granted in part and denied in part Citigroup’s motions to dismiss the Level 3, XO and Williams Actions. Specifically, he dismissed claims arising out of research published before April 18, 2001, all claims related to Level 3 and XO bondholders, and all claims in the Williams Action on behalf of Guided Portfolio Management accountholders. He denied in part Citigroup’s motion to dismiss the AT&T litigation, although he dismissed claims related to AT&T Wireless, AT&T’s wireless affiliate, in their entirety.

Winstar:    On January 5, 2005, the Court dismissed the Winstar action in its entirety with prejudice. Plaintiffs have moved for reconsideration, which motion has been denied. The dismissal with prejudice of the Winstar class action is now final.

Metromedia Fiber Networks:    On January 6, 2005, the Court granted in part and denied in part the Citigroup-Related Defendants’ motion to dismiss the claims against it in the MFN action. On June 20, 2006, the Court granted plaintiffs’ motion for class certification. On October 6, 2006, the United States Court of Appeals for the Second Circuit accepted an appeal of the class certification order, which appeal was argued on January 30, 2008, and remains pending. Fact discovery has concluded, and expert discovery has been stayed, by agreement of the parties, pending resolution of the appeal.

AT&T, Level 3 Communications, XO Communications and Williams Communications Group:    On January 25, 2005, the Citigroup-Related Defendants renewed their motions to dismiss the remaining portions of the AT&T, XO, Level 3 and Williams cases in light of recent Second Circuit authority on loss causation. On February 24, 2005, the judge stayed all discovery in those cases during the pendency of the motion. On May 24, 2005, Citigroup and CGM reached agreements settling all claims in the Level 3 and XO actions for $10.25 million and $9.125 million respectively; on June 8, 2005, the parties reached an agreement to settle all claims in Williams action for $12.5 million. Finally, on September 27, 2005, the Citigroup-Related Defendants agreed to settle all claims in the AT&T action for $74.75 million. The AT&T settlement was finally approved on August 17, 2006. The XO, Level 3 and Williams settlements were finally approved on September 29, 2006. All of the settlements are final and no longer subject to appeal. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

Focal Communications Corp.:    On July 28, 2004, a putative class action by purchasers of Focal Communications Corporation common stock was filed in the United States District Court for the Southern District of New York, asserting claims under Section 10 and Section 20 of the Securities Exchange Act of 1934 against Citigroup, CGM and Jack Grubman. On March 15, 2005, the plaintiffs in the Focal action filed a consolidated amended class action complaint; we have moved to dismiss the complaint, and that motion to dismiss was fully briefed on August 10, 2005. The parties have reached an agreement to settle all claims in the Focal class action for $14 million. The settlement was finally approved on March 23, 2007, and is no longer subject to appeal. The amounts paid in settlement of this action were covered by existing Citigroup litigation reserves.

Customer Class Actions: In addition, four putative class actions were filed against Citigroup and certain of its affiliates, including CGM, and certain of their current and former directors, officers and employees, along with other parties, on behalf of persons who maintained accounts with CGM. These actions assert, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions. These four cases were Norman v. Salomon Smith Barney, Inc., Rowinski v. Salomon Smith Barney, Inc., Politzer v. Salomon Smith Barney, Inc. and Disher, et al. v. Citigroup Global Markets, Inc. In Norman, the judge denied our motion to dismiss, class certification was briefed by the parties, and the action was subsequently settled for $50 million, an amount covered by existing litigation reserves. The settlement was finally approved on May 18, 2006, and is no longer subject to appellate review. In Rowinski, the judge granted our motion to dismiss. The plaintiff appealed to the Court of Appeals for the Third Circuit, which affirmed the decision. The Politzer case was dismissed by the judge – a decision that was affirmed by the Ninth Circuit Court of Appeals, and that the United States Supreme Court declined to review.

In Disher, the Seventh Circuit Court of Appeals reversed the district court’s decision to remand the case to state court, and directed the district court to dismiss the case as preempted. The United States Supreme Court vacated the Seventh Circuit’s decision, and remanded the case to the Seventh Circuit in light of the Supreme Court’s decision in Kircher v. Putnam Funds Trust. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court. On May 3, 2007, the District Court remanded the action to Illinois state court, and on June 13, 2007, Citigroup moved in state court to dismiss the action. That motion remains pending.

WorldCom

On May 10, 2004, the Company, through its parent, Citigroup, announced that it had agreed to settle all claims against it in In Re WorldCom, Inc. Securities Litigation, a class action brought on behalf of certain investors in WorldCom Securities. Under the terms of the settlement, Citigroup will make a payment of $2.575 billion to the settlement class. Citigroup reached this settlement agreement without admitting any wrongdoing or liability, and the agreement reflects that Citigroup denies that it or its subsidiaries committed any act or omission giving rise to any liability and/or violation of the law. On November 7, 2004, the United States District Court for the Southern District of New York approved the class settlement. The settlement became final in March 2006 and settlement funds have been released to the plaintiffs.

Pursuant to an order dated May 28, 2003, more than 110 individual actions asserting claims against Citigroup and/or CGM based on its research and/or underwriting of WorldCom securities have been consolidated with In re WorldCom, Inc. Securities Litigation. The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs’ motions to remand to state court a large group of these WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit’s ruling, which was denied.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. As of December 31, 2007, one WorldCom individual action remains pending, in Texas state court. The balance of the individual actions have been settled or dismissed by court order. The settlements of those actions, some of which are discussed below, are covered by existing litigation reserves. Plaintiffs have appealed the dismissal of one of those actions, which appeal has been fully briefed in the United States Court of Appeals for the Second Circuit.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM’s research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action, and the appeal has been dismissed.

On September 30, 2004, Citigroup and CGM, along with a number of other defendants, settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase, et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. On June 22, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in Public Employees’ Retirement System of Ohio v. Ebbers, et al. Citigroup’s share of the settlement was $40 million. On August 5, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in one of these actions, New York City Employees’ Retirement System v. Ebbers, et al., Citigroup’s share of the settlement was $35.557 million. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On October 27, 2005, Citigroup and CGM, along with all other defendants, including financial institution defendants, entered into a settlement agreement resolving all claims against the Citigroup-related defendants in 32 individual actions filed on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement, all of which were brought by Lerach, Coughlin, Stoia, Geller, Rudman & Robbins LLP. Plaintiffs in these actions asserted claims under federal and state law in connection with the Citigroup-related defendants’ research coverage and underwriting of WorldCom securities. Citigroup’s share of the settlement was $249.9 million. The amount paid in settlement of these actions was covered by existing Citigroup litigation reserves.

A FINRA (formerly NASD) arbitration hearing was held in Sturm, et al. v. Citigroup, et al., from September 12 through October 3, 2005. Claimants alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, and brought common law claims, including fraud claims, against Citigroup and CGM. Claimants sought $901 million in compensatory damages, in addition to punitive damages. On November 28, 2005, the arbitration panel denied all of claimants’ claims in their entirety, with prejudice. On February 21, 2006, Claimants filed a motion to vacate the arbitration result. On April 14, 2006, the same Claimants filed another FINRA arbitration proceeding arising out of their investments in Level 3 Communications, Inc. On September 20, 2006, the Citigroup-related Respondents executed an agreement with the Sturms to settle all outstanding matters.

In addition to the court suits, actions asserting claims against CGM relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in In

Re TARGETS Securities Litigation, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities (‘‘TARGETS’’) with respect to the common stock of MCI WorldCom, Inc. after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005, and finally approved on April 22, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

Global Crossing

On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (In re Global Crossing Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMHI and certain executive officers and current and former employees. The putative class action complaint asserts claims against these Citigroup defendants under (i) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 14(a) of the Securities Exchange Act of 1934, as amended and Rule 14A-9A promulgated thereunder, in connection with certain offerings in which CGM served as underwriter and in connection with certain transactions in which CGM issued fairness opinions, and (ii) Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder, alleging that they disseminated misleading research reports concerning Global Crossing and Asia Global Crossing. The Citigroup-related defendants have moved to dismiss these claims. Judge Lynch largely denied the motion to dismiss the Section 11 claims against the underwriters.

In March 2005, while the motion to dismiss was pending, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims, and including claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The Court granted preliminary approval of the settlement on March 8, 2005, and on July 8, 2005, granted final approval and rejected all objections to the settlement.

Citigroup has also been named as a defendant in two proceedings brought by the Global Crossing Estate Representative on or about January 27, 2004 in the United States Bankruptcy Court for the Southern District of New York. First the Estate Representative filed an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM’s research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings. . The Citigroup-Related Defendants moved to dismiss the former action on June 26, 2004, and settled it on September 12, 2005 for $27.5 million. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves. The Estate Representative also filed an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the latter on May 28, 2004, which motion is still pending.

Adelphia Communications Corporation

On July 6, 2003, the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation filed an adversary proceeding against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc. and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the two committees. Those motions were decided by the bankruptcy court, and were granted in part and denied in part. The bankruptcy court’s ruling was, in part, reviewed by the district court. The Adelphia Recovery Trust, which has replaced the committees as the plaintiff in the action, has filed an amended complaint on behalf of the Adelphia Estate, consolidating the two prior complaints; motions to dismiss the amended complaint and answers have been filed.

In addition, CGM was among the underwriters named in civil actions brought by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Following settlements of the class action (which is pending appeal) and other individual actions, two cases remain outstanding. The Second Circuit is considering whether the plaintiff in one has proper standing to sue. In September 2007, motions to dismiss in the other case were granted in part and denied in part.

IPO Allocation Cases

On November 3, 2003, the United States District Court for the Southern District of New York granted CGM’s motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. Plaintiffs appealed that decision to the Court of Appeals for the Second Circuit. On September 28, 2005, the Court of Appeals vacated the district court’s order dismissing these actions and remanded for further proceedings. On December 7, 2006, the United States Supreme Court granted ceriorari review of the Second Circuit’s opinion. On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

In the securities cases, which are pending before Judge Scheindlin of the Southern District, plaintiffs seek damages against numerous underwriters for alleged violations of the Securities and Exchange Acts of 1933 and 1934 in connection with more than 300 initial public offerings. Plaintiffs allege that the underwriters had a practice to allocate shares in IPOs only to those persons or entities that agreed to purchase shares in the aftermarket at increasing prices, which, they claim, led to inflated secondary market pricing. They further make allegations about analyst conflicts of interest and allege that, because of the aforementioned practice, the underwriters received compensation that was not disclosed in the relevant offering memoranda. Judge Scheindlin recently certified a class and discovery on the merits is ongoing. On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order agreeing to review the district court’s order granting plaintiffs’ motion for class certification. On December 5, 2006, the Second Circuit reversed Judge Scheindlin’s class certification order. The plaintiffs filed a petition for rehearing in January 2007. On April 6, 2007, the Second Circuit panel that reversed the district court’s class certification decision denied plaintiff’s petition for rehearing, and on May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases. Defendants moved to dismiss the amended pleadings in November 2007 and filed an opposition to the new motion for class certification in December 2007.

Mutual Funds

CGM has been named in several class actions and derivative litigations pending in various Federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the ‘‘MDL action’’), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citi moved to dismiss the claims and the motion was granted. An appeal is pending and will be fully briefed by April 15, 2008. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (and we expect that additional actions will be dismissed on similar grounds).

In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

Subprime-Mortgage-Related Litigation

Citigroup, along with numerous others, has also been named as a defendant in several lawsuits by shareholders of entities that originated subprime mortgages, and for which CGM underwrote securities offerings. These actions assert that CGM violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Specifically, CGM has been named as a defendant in (i) two putative class action lawsuits brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York; and (ii) three putative class action lawsuits brought by shareholders of Countrywide Financial Corp. and its affiliates, pending in the United States District Court for the Central District of California. Citigroup has not yet responded to the complaints in these actions. A motion to remand to California state court has been filed in one of the Countrywide-related actions.

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

(b)    Holders. The number of holders of Redeemable Units as of December 31, 2007, was 3,361.

(c)    Dividends. The Partnership did not declare a distribution in 2007 and 2006.

(d)    Use of Proceeds. There were no additional sales of units for the years ended December 31, 2007, 2006 and 2005.

(e)    Securities Authorized for Issuance Under Equity Compensation Plans. None.

Item 6.    Selected Financial Data.

Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and total assets at December 31, 2007, 2006, 2005, 2004 and 2003 were as follows:

	2007	2006	2005	2004	2003
Realized and unrealized trading gains (losses) and investment in Partnership net of brokerage commissions (including clearing fees), of $6,291,793, $7,537,110, $8,705,761, $11,084,448 and $12,202,287, respectively	$1,464,800	$3,277,497	$(6,747,478)	$9,343,350	$31,238,145
Interest income	—	340,673	1,173,369	1,593,137	1,500,941
	$1,464,800	$3,618,170	$(5,574,109)	$10,936,487	$32,739,086
Net income (loss)	$(801,591)	$1,023,734	$(8,982,853)	$5,440,660	$22,424,063
Increase (decrease) in Net Asset Value per Unit	$(5.96)	$10.23	$(62.99)	$43.49	$146.42
Total assets	$100,299,729	$129,994,652	$152,802,619	$192,831,825	$213,325,754

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership aims to achieve substantial capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures, and forward contracts in those markets. Currently, the Partnership invests in the Funds, which have investment strategies consistent with the Partnership's objectives.

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

The programs traded by each Advisor on behalf of the Partnership are: Aspect – Diversified Program (‘‘Diversified Program’’), Campbell — Financial, Metal & Energy (‘‘FME’’) Large Portfolio, Graham — Multi-Trend Program at 125% Leverage (Multi-Trend) and SandRidge — Managed Account Program (the ‘‘Energy Program’’). As of December 31, 2007, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages: Aspect, 33%, Campbell, 26%, Graham, 31%, and SandRidge, 10%.

Graham Capital Management, L.P.

Graham trades actively in both U.S. and foreign markets, primarily in futures contracts, forward contracts, spot contracts and associated derivative instruments such as options and swaps through its investment in Graham Master. Graham engages in exchange for physical transactions, which involve the exchange of a futures position for the underlying physical commodity without making an open competitive trade on an exchange. Graham at times will trade certain instruments, such as forward foreign currency contracts, as a substitute for futures or options traded on futures exchanges.

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

SandRidge Capital L.P.

SandRidge trades its Energy Program on behalf of the Partnership, through its investment in SandRidge Master. SandRidge will primarily attempt to achieve the Fund’s objective through the speculative trading of energy-related commodity interests, including, but not limited to natural gas, crude oil, heating oil and gasoline.

SandRidge is a discretionary trader that employs primarily fundamental analysis. Fundamental analysis examines factors external to the trading market that affect the supply and demand for a particular group or type of commodity in order to predict future prices. While SandRidge relies heavily on fundamental research to develop its overall point of view, it also employs technical analysis in its trading to help determine entry and exit points.

Effective risk management is an important aspect of SandRidge’s trading program. An account’s size, volatility of the market traded and the nature of other positions taken are all factors used in deciding whether to initiate a position and in determining the amount of equity committed to that position.

(a)    Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds, distribution receivable and cash. The Funds’ only assets are their equity in its commodity futures trading accounts, consisting of cash and cash equivalents, net unrealized appreciation on open futures positions, unrealized appreciation on forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. Such substantial losses could lead to a material, sudden loss in liquidity.

To minimize this risk relating to low margin deposits, the Partnership/Funds follows certain trading policies, including:

(i)	The Partnership/Funds invest their assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s/Funds’ net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds do not employ the trading technique commonly known as ‘‘pyramiding’’, in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings except short-term borrowings if the Partnership/Funds take delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. The term ‘‘spread’’ or ‘‘straddle’’ describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Partnership/Funds will not permit the churning of their commodity trading accounts. The term ‘‘churning’’ refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

In the normal course of business, the Partnership directly, and through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options.

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

The General Partner monitors and controls the Partnership's/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/ Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also ‘‘Item 8. Financial Statements and Supplementary Data’’ for further information on financial instrument risk included in the notes to the financial statements.)

Other than the risks inherent in commodity futures and swaps trading, the Partnership/Funds know of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s/Funds’ liquidity increasing or decreasing in any material way. The Limited

Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership/Funds to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any business day.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all or some of their Redeemable Units to be redeemed by the Partnership at the redemption value per Redeemable Unit thereof as of the last day of each month, ending at least three months after such Redeemable Units have been issued, on ten days’ written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2007, 21,943.0013 Redeemable Units were redeemed totaling $28,063,398. For the year ended December 31, 2006, 17,263.3622 Redeemable Units were redeemed totaling $22,185,675. For the year ended December 31, 2005, 17,808.0132 Redeemable Units were redeemed totaling $22,317,953.

The Partnership is closed and no longer offers Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month.

(c)    Results of Operations.

For the year ended December 31, 2007, the Net Asset Value per Redeemable Unit decreased 0.5% from $1,294.59 to $1,288.63. For the year ended December 31, 2006, the Net Asset Value per Redeemable Unit increased 0.8% from $1,284.36 to $1,294.59. For the year ended December 31, 2005, the Net Asset Value per Redeemable Unit decreased 4.7% from $1,347.35 to $1,284.36.

The Partnership experienced an unrealized gain through investments in the Funds of $7,756,593 in 2007. Gains were primarily attributed to the trading in currencies, energy, grains and U.S. and non-U.S. interest rates and were partially offset by losses in livestock, metals, softs and indices.

In 2007, the Partnership profited from macro-economic developments that stimulated volatility and asset price trends of a favorable duration to the Advisors’ trading strategies. Negative developments in the U.S. mortgage markets and the increasing probability of recession resonated throughout the capital and commodity markets. A surge in volatility in the global equity markets in February was driven by a tumble in Chinese stock valuations that curbed sentiment for global risk assets and sparked a material sell-off in global stock prices. The year would go on to be highlighted by two additional measurable equity market corrections in the summer and fall. By mid-summer, dislocations in U.S. asset-backed and mortgage-backed credit markets emerged as the central focal point of global capital markets shifted. The ensuing re-pricing of credit risk resulted in a flight-to-quality driven rally in prices of sovereign debt, especially in the U.S. Treasury markets as the Federal Open Market Committee acted rapidly to stem the negative implications for growth. As a result of the series of rate cuts and negative economic data, the U.S. dollar became less attractive and weakened materially against most major currencies during the latter part of the year. Commodity markets continued to signal inflation, further clouding the economic landscape, as global demand for most food and raw materials continued to be robust. Prices moved rather erratically at times.

Gains were also generated by substantially rising oil prices, which reached all-time contract highs due to robust global demand, ongoing geopolitical concerns and increased speculative participation in the commodity. Profits were realized in fixed income trading as turbulence in asset backed credit markets became a catalyst for significant directional moves in yields and strong bias towards price rallies across Treasury curves. In agricultural market trading, gains were earned in wheat and the soybean complex as prices rallied considerably on reductions in supply expectations.

Trading gains were offset slightly by losses related to trading in metals, equity indices, and soft commodities. Periodic rallies in the U.S. dollar negatively impacted positions in certain precious metals, which tend to demonstrate inverse price movements. Prices of industrial metals also moved erratically during most of the year, mainly due to fluctuating estimates of Chinese and emerging market economic growth resulting in unfavorable price action for the Advisors. Global equity indices, which had reached multi-year highs during mid-July, experienced sharp reversals as investor sentiment waned and rendered losses for the sector. Losses were also experienced in trading soft commodities such as coffee and cocoa. Excess exports from growers in Africa and Indonesia in the month of August resulted in a surprising fall in process driven by increased supply.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Funds are subject to increased risks with respect to their trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Funds participate.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Funds (defined herein) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions and investment in Partnerships are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The values of the Partnership‘s investments in the Funds reflect the Partnership's proportional interest in the Funds. Realized gains (losses) on withdrawals from the investment in Partnerships are recognized on a cost recovery basis.

Foreign currency contracts are those contracts where the Funds agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses.

(f)    Recent Accounting Pronouncement.

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

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

Market movements result in frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow and investments in other Partnerships. The Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification among the Fund’s open positions and the liquidity of the markets in which they trade.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of December 31, 2007, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2007, Campbell Master’s total capitalization was $216,696,200. The Partnership owned 12.2% of Campbell Master.

December 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$5,921,755	2.73%	$14,912,339	$1,553,365	$6,826,964
Energy	699,600	0.32%	2,742,200	191,400	551,345
Interest Rates U.S.	470,470	0.22%	4,293,650	18,410	1,562,424
Interest Rates Non-U.S.	2,361,786	1.09%	10,634,092	902,498	4,943,720
Metals:
— Exchange Traded Contracts	294,000	0.14%	395,000	2,000	229,983
— OTC Contracts	888,251	0.41%	2,315,924	283,560	990,318
Indices	5,913,472	2.73%	14,331,076	1,694,853	6,401,367
Total	$16,549,334	7.64%

* Annual average based on month-end Value at Risk

As of December 31, 2007, Graham Master’s total capitaliztion was $213,594,387. The Partnership owned 14.2% of Graham Master.

December 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$19,308,901	9.04%	$36,315,056	$5,719,304	$19,227,674
Energy	375,400	0.18%	2,440,100	177,900	882,005
Grains	314,550	0.15%	459,100	4,000	153,243
Interest Rates U.S.	88,133	0.04%	3,124,000	9,593	724,751
Interest Rates Non-U.S.	705,925	0.33%	7,772,547	152,548	3,065,189
Livestock	16,000	0.01%	18,400	3,000	11,870
Metals:
— Exchange Traded Contracts	93,000	0.04%	190,000	2,000	56,625
— OTC Contracts	515,470	0.24%	1,024,186	3,586	279,440
Softs	99,312	0.05%	487,616	44,739	138,689
Indices	751,648	0.35%	15,267,220	335,292	3,522,397
Total	$22,268,339	10.43%

* Annual average of month-end value at risk

As of December 31, 2007, Aspect Master’s total capitaliztion was $202,695,220. The Partnership owned 16.4% of Aspect Master.

December 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$4,265,742	2.10%	$7,807,513	$1,442,322	$4,139,705
Energy	3,804,800	1.88%	5,901,500	227,012	2,443,327
Grains	1,401,730	0.69%	1,637,713	178,578	883,921
Interest Rates U.S.	2,253,600	1.11%	2,253,600	33,416	1,123,735
Interest Rates Non-U.S.	6,082,288	3.00%	8,736,905	845,315	4,709,221
Livestock	260,900	0.13%	260,900	12,550	99,286
Metals:
— Exchange Traded Contracts	871,250	0.43%	1,105,250	28,500	647,583
— OTC Contracts	1,391,782	0.69%	3,084,837	180,696	1,572,470
Softs	561,347	0.28%	1,908,189	504,905	926,848
Indices	3,170,334	1.56%	9,388,021	336,713	4,646,908
Total	$24,063,773	11.87%

* Annual average of month-end value at risk

As of December 31, 2007, SandRidge Master’s total capitalization was $312,531,725. The Partnership owned 3.2% of SandRidge Master.

December 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$12,777,882	4.09%	$42,550,227	$9,562,360	$22,253,198
Total	$12,777,882	4.09%

* Annual average based on month-end Value at Risk

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

Non-Trading Risk

The Funds have non-trading market risk on their foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are considered to be immaterial.

Materiality as used in this section, ‘‘Qualitative and Quantitative Disclosures About Market Risk,’’ is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Funds’ market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Funds manage their primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Funds’ primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Funds’ risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Funds. There can be no assurance that the Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Funds.

The following were the primary trading risk exposures of the Funds as of December 31, 2007, by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Funds and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Funds’ primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-8 countries. However, the Funds also take futures positions on the government debt of smaller nations — e.g., Australia.

Currencies. The Funds’ currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Funds’ currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a currency other than U.S. dollars.

Stock Indices. The Funds’ primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Funds’ are limited to futures on broadly based indices. As of December 31, 2007, the Funds’ primary exposures were in the Euro Stoxx Index and E-MINI Nasdaq stock indices. The

General Partner anticipates little, if any, trading in non-G-8 stock indices. The Funds are primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Funds to avoid being ‘‘whipsawed’’ into numerous small losses.)

Metals. The Funds’ primary metal market exposure is to fluctuations in the price of base metals copper, aluminum, and zinc.

Softs. The Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, cotton, and sugar accounted for the substantial bulk of the Funds’ commodity exposure as of December 31, 2007.

Energy. The Funds’ primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Grains. The Funds commodities exposure is to agricultural price movemnts which are often directly affected by severe on unexpected weather conditions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Funds as of December 31, 2007.

Foreign Currency Balances. The Funds’ primary foreign currency balances are in Japanese yen, Euro and Swiss francs. The Advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control the Funds’ non-trading risk.

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

Item 8.    Financial Statements and Supplementary Data.

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-3
Mangement’s Report on Internal Control over Financial Reporting	F-4
Reports of Independent Registered Public Accounting Firm	F-5 – F-6
Financial Statements:
Statements of Financial Condition at December 31, 2007 and 2006	F-7
Schedules of Investments at December 31, 2007 and 2006	F-8 – F-9
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005	F-10
Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005	F-11
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-12
Notes to Financial Statements	F-13 – F-20
Selected Unaudited Quarterly Financial Data	F-21
Financial Statements of CMF Campbell Master Fund L.P.
Oath or Affirmation	F-22
Report of Independent Registered Public Accounting Firm	F-23
Statements of Financial Condition at December 31, 2007 and 2006	F-24
Schedules of Investments at December 31, 2007 and 2006	F-25 – F-26
Statements of Income and Expenses for the year ended December 31, 2007, 2006 and 2005	F-27
Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005	F-28
Statements of Cash Flows for the year ended December 31, 2007, 2006 and 2005	F-29
Notes to Financial Statements	F-30 – F-34
Selected Unaudited Quarterly Financial Data	F-35
Financial Statements of CMF Aspect Master Fund L.P.
Oath or Affirmation	F-36
Report of Independent Registered Public Accounting Firm	F-37
Statements of Financial Condition at December 31, 2007 and 2006	F-38
Schedules of Investments at December 31, 2007 and 2006	F-39 – F-40

Page Number
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and for the period from March 1, 2005 (commencement of trading operations) to December 31, 2005	F-41
Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and for the period from March 1, 2005 (commencement of trading operations) to December 31, 2005	F-42
Statements of Cash Flows for the years ended December 31, 2007, 2006 and for the period from March 1, 2005 (commencement of trading operations) to December 31, 2005	F-43
Notes to Financial Statements	F-44 – F-48
Selected Unaudited Quarterly Financial Data	F-49
Financial Statements of CMF Graham Master Fund L.P.
Oath or Affirmation	F-50
Report of Independent Registered Public Accounting Firm	F-51
Statements of Financial Condition at December 31, 2007 and 2006	F-52
Schedules of Investments at December 31, 2007 and 2006	F-53 – F-54
Statements of Income and Expenses for the year ended December 31, 2007 and for the period from April 1, 2006 (commencement of trading operations) to December 31, 2006	F-55
Statements of Changes in Partners’ Capital for the year ended December 31, 2007 and for the period from April 1, 2006 (commencement of trading operations) to December 31, 2006	F-56
Statements of Cash Flows for the year ended December 31, 2007 and for the period from April 1, 2006 (commencement of trading operations) to December 31, 2006	F-57
Notes to Financial Statements	F-58 – F-62
Selected Unaudited Quarterly Financial Data	F-63
Financial Statements of CMF SandRidge Master Fund L.P.
Oath or Affirmation	F-64
Report of Independent Registered Public Accounting Firm	F-65
Statements of Financial Condition at December 31, 2007 and 2006	F-66
Schedules of Investments at December 31, 2007 and 2006	F-67 – F-68
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and the period from December 1, 2005 (commencement of trading operations) to December 31, 2005.	F-69
Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and the period from December 1, 2005 (commencement of trading operations) to December 31, 2005.	F-70
Statements of Cash Flows for the years ended December 31, 2007, 2006 and the period from December 1, 2005 (commencement of trading operations) to December 31, 2005.	F-71
Notes to Financial Statements	F-72 – F-76
Selected Unaudited Quarterly Financial Data	F-77

To the Limited Partners of
Salomon Smith Barney Diversified 2000 Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Salomon Smith Barney Diversified 2000 Futures Fund L.P.
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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report includes an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Although management’s report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit a company to provide only management’s report in this annual report, management elected to have its internal control over financial reporting audited.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, the Partnership’s independent registered public accounting firm, as stated in their report appearing on the following page.

Report of Independent Registered Public Accounting Firm

The Partners
Salomon Smith Barney Diversified 2000 Futures Fund L.P.:

We have audited Salomon Smith Barney Diversified 2000 Futures Fund L.P.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Salomon Smith Barney Diversified 2000 Futures Fund L.P maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of the Partnership as of December 31, 2007 and 2006, including the schedules of investments, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 24, 2008 expressed an unqualified opinion on those financial statements.

New York, New York
March 24, 2008

Report of Independent Registered Public Accounting Firm

The Partners
Salomon Smith Barney Diversified 2000 Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salomon Smith Barney Diversified 2000 Futures Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2008 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

New York, New York
March 24, 2008

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Investment in Partnerships, at fair value (Note 5)	$100,065,792	$129,972,868
Cash	37,156	21,784
Distribution receivable	196,781	—
	$100,299,729	$129,994,652
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$451,349	$584,977
Management fees (Note 3b)	145,600	190,721
Incentive fees (Note 3b)	44,462	—
Professional fees	36,819	26,260
Other	22,014	14,916
Redemptions payable (Note 6)	631,876	1,345,180
	1,332,120	2,162,054
Partners’ Capital (Notes 1 and 6):
General Partner, 2,005.1490 Unit equivalents outstanding in 2007 and 2006	2,583,895	2,595,846
Limited Partners, 74,795.7497 and 96,738.7510 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	96,383,714	125,236,752
	98,967,609	127,832,598
	$100,299,729	$129,994,652

See accompanying notes to financial statements.

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Investment in Partnerships
CMF Campbell Master Fund L.P.	$26,332,937	26.61%
CMF Aspect Master Fund L.P.	33,241,108	33.59
CMF Graham Capital Master Fund L.P.	30,339,599	30.65
CMF SandRidge Master Fund L.P.	10,152,148	10.26
Total investment in Partnerships, at fair value	$100,065,792	101.11%

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

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed positions and sale of investment in Partnership	$(6,919,777)	$3,481,214	$(8,018,204)
Change in net unrealized gains on open positions and investment in Partnerships	14,676,370	7,333,393	9,976,487
	7,756,593	10,814,607	1,958,283
Interest income (Note 3c)	—	340,673	1,173,369
	7,756,593	11,155,280	3,131,652
Expenses:
Brokerage commissions including clearing fees of $0, $26,216 and $84,060, respectively (Note 3c)	6,291,793	7,537,110	8,705,761
Management fees (Note 3b)	2,034,794	2,459,169	2,823,177
Incentive fees (Note 3b)	44,462	—	491,538
Professional fees	118,560	84,610	66,645
Other expenses	68,575	50,657	27,384
	8,558,184	10,131,546	12,114,505
Net income (loss)	$(801,591)	$1,023,734	$(8,982,853)
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$(5.96)	$10.23	$(62.99)

See accompanying notes to financial statements.

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007, 2006 and 2005

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2004	$177,593,707	$2,701,638	$180,295,345
Net loss	(8,856,548)	(126,305)	(8,982,853)
Redemption of 17,808.0132 Redeemable Units of Limited Partnership Interest	(22,317,953)	—	(22,317,953)
Partners’ Capital at December 31, 2005	146,419,206	2,575,333	148,994,539
Net income	1,003,221	20,513	1,023,734
Redemption of 17,263.3622 Redeemable Units of Limited Partnership Interest	(22,185,675)	—	(22,185,675)
Partners’ Capital at December 31, 2006	125,236,752	2,595,846	127,832,598
Net loss	(789,640)	(11,951)	(801,591)
Redemption of 21,943.0013 Redeemable Units of Limited Partnership Interest	(28,063,398)	—	(28,063,398)
Partners’ Capital at December 31, 2007	$96,383,714	$2,583,895	$98,967,609

Net Asset Value per Unit:

2005:	$1,284.36
2006:	$1,294.59
2007:	$1,288.63

See accompanying notes to financial statements.

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(801,591)	$1,023,734	$(8,982,853)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	—	3,917,513	22,229,648
Purchase of investment in Partnerships	(9,635,703)	(41,952,238)	(97,259,467)
Proceeds from sale of investment in Partnerships	47,102,591	25,173,550	25,679,725
Realized loss on sale of investment in Partnership	6,919,777	—	—
Net unrealized (appreciation) depreciation on investment in Partnerships	(14,676,370)	(3,608,829)	(10,225,002)
(Increase) decrease in net unrealized appreciation on open futures positions	—	167,893	3,491,948
(Increase) decrease in unrealized appreciation on open forward contracts	—	2,043,605	4,716,870
(Increase) decrease in interest receivable	—	100,252	105,949
Increase (decrease) in unrealized depreciation on open forward contracts	—	(1,173,919)	(5,497,338)
Accrued expenses:
Increase (decrease) in brokerage commissions	(133,628)	(110,438)	(156,041)
Increase (decrease) in management fees	(45,121)	(38,566)	(54,393)
Increase (decrease) incentive fees	44,462	(491,538)	(1,429,375)
Increase (decrease) in professional fees	10,559	(4,800)	(126,206)
Increase (decrease) in other	7,098	9,168	(16,359)
Net cash provided by (used in) operating activities	28,792,074	(14,944,613)	(67,522,894)
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(28,776,702)	(22,021,608)	(23,766,641)
Net cash provided by (used in) financing activities	(28,776,702)	(22,021,608)	(23,766,641)
Net change in cash	15,372	(36,966,221)	(91,289,535)
Unrestricted cash, at beginning of year	21,784	36,988,005	128,277,540
Unrestricted cash, at end of year	$37,156	$21,784	$36,988,005
Non-cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$—	$(3,531,670)
Distribution receivable	$196,781	$—	$—

See accompanying notes to financial statements.

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2019; the Net Asset Value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.	Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Funds (defined herein) are used for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded in their Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions and investment in Partnerships are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The values of the Partnership’s investments in the Funds reflect the Partnership’s proportional interest in the Funds. Realized gains (losses) on withdrawals from the investment in Partnerships are recognized on a cost recovery basis.

b.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

c.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’. This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

d.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (the ‘‘Management Agreement’’) with John W. Henry & Company, Inc. (‘‘JWH’’), Graham Capital Management L.P. (‘‘Graham’’), Campbell & Company, Inc. (‘‘Campbell’’), Aspect Capital Limited (‘‘Aspect’’) and SandRidge Capital L.P. (‘‘SandRidge’’) (collectively, the ‘‘Advisors’’), each of which are registered commodity trading advisors. The Management Agreement with JWH was terminated as of March 31, 2007. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor, except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% a year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

In addition, the Partnership is obligated to pay each Advisor an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the ‘‘Customer Agreement’’) which provides that the Partnership will pay CGM a brokerage fee equal to 5.4% per year calculated and paid monthly based on .45% of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial advisors who have sold Redeemable Units in this Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees are borne by the Funds and allocated to the Partnership based on its proportionate share of each Fund. All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, since the Partnership's investments are in the Funds, the results of the Partnership’s trading activity result from its investments in the Funds as shown in the Statements of Income and Expenses.

All of the commodity interests previously owned by the Partnership were held for trading purposes. The average fair value of the commodity interests held by the Partnership during the years ended December 31, 2007 and 2006, based on a monthly calculation, were $0 and $124,943, respectively.

5.	Investment in Partnership:

On May 22, 2003, the Partnership allocated a portion of the Partnership’s capital to JWH Strategic Allocation Master Fund LLC, a New York Limited Liability Company (‘‘JWH Master’’). The Partnership purchased 14,370.0894 Units of JWH Master with cash equal to $27,367,545. JWH Master was formed in order to permit commodity pools managed now or in the future by JWH using the Strategic Allocation Program, JWH’s proprietary trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in JWH Master on March 31, 2007 resulting in a realized loss of $6,919,777.

On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (‘‘Campbell Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 51,356.1905 Units of Campbell Master with cash equal to $50,768,573, and a contribution of open commodity futures and forward positions with a fair value of $587,618. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using the Financial, Metal and Energy (‘‘FME’’) Portfolio, to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

On March 1, 2005, the assets allocated to Aspect for trading were invested in CMF Aspect Master Fund L.P. (‘‘Aspect Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 43,434.9465 Units of Aspect Master with cash equal to $40,490,895, and a contribution of open commodity futures and forward positions with a fair value of $2,944,052. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using the Diversified Program to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 Units of Graham Master with cash equal to $41,952,238. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using the Multi-Trend Program at 125% leverage, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2007, the assets previously allocated to JWH Master were allocated to SandRidge for trading. These assets were invested in the CMF SandRidge Master Fund L.P. (‘‘SandRidge Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,659.0734 Units of SandRidge Master with cash equal to $9,635,703. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using the Managed Account Program (‘‘the Program’’), to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.

Campbell Master’s, Aspect Master’s, Graham Master’s and SandRidge Master’s (collectively, the ‘‘Funds’’) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

At December 31, 2007, the Partnership owned 12.2% of Campbell Master, 16.4% of Aspect Master, 14.2% of Graham Master and 3.2% of SandRidge Master. At December 31, 2006, the Partnership owned 11.3% of Campbell Master, 18.8% of Aspect Master and 15.6% of Graham Master. At December 31, 2006, the Partnership owned 16.8% of JWH Master. As previously noted, the Partnership sold its investment in JWH Master on March 31, 2007. Campbell, Aspect, Graham and SandRidge intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master, Graham Master and SandRidge Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the last day of a month after a request for redemption has been made to the Managing Member/General Partner at least 3 days in advance of month-end.

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees including CGM’s direct brokerage commission, are charged at the Partnership level.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds.

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$226,825,488	$10,129,288	$216,696,200
Aspect Master	209,651,889	6,956,669	202,695,220
Graham Master	223,277,892	9,683,505	213,594,387
SandRidge Master	319,006,831	6,475,106	312,531,725
Total	$978,762,100	$33,244,568	$945,517,532

	December 31, 2006
	Total Assets	Total Liabilities	Total Capital
JWH Master	$105,583,078	$1,733,166	$103,849,912
Campbell Master	338,859,002	11,768,612	327,090,390
Aspect Master	214,046,989	2,288,076	211,758,913
Graham Master	229,982,015	3,308,499	226,673,516
Total	$888,471,084	$19,098,353	$869,372,731

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are as shown in the following tables.

Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
For the year ended December 31, 2007
JWH Master	—	$—	$(1,620,737)	$7,358	$1,458	$(1,629,553)	Commodity Portfolio	Monthly

Campbell Master	26.61%	26,332,937	(2,143,088)	52,573	4,568	(2,200,229)	Financials, Metals & Energy Portfolio	Monthly

Aspect Master	33.59%	33,241,108	4,490,856	77,325	4,770	4,408,761	Commodity Portfolio	Monthly

Graham Master	30.65%	30,339,599	6,267,220	135,663	4,816	6,126,741	Commodity Portfolio	Monthly

SandRidge Master	10.26%	10,152,148	1,079,420	20,092	8,455	1,050,873	Energy Portfolio	Monthly
Total		$100,065,792	$8,073,671	$293,011	$24,067	$7,756,593 *
For the year ended December 31, 2006
JWH Master	13.67%	$17,469,448	$(2,422,254)	$40,789	$920	$(2,463,963)	Commodity Portfolio	Monthly

Campbell Master	28.92%	36,965,458	3,985,730	36,505	5,912	3,943,313	Financials, Metals & Energy Portfolio	Monthly

Aspect Master	31.30%	40,017,301	6,102,503	89,949	5,192	6,007,362	Commodity Portfolio	Monthly

Graham Master	27.79%	35,520,661	982,445	89,577	8,339	884,529	Commodity Portfolio	Monthly
Total		$129,972,868	$8,648,424	$256,820	$20,363	$8,371,241

*	The sale of the Partnership’s investment in JWH Master on March 31, 2007 resulted in the reversal of accumulated unrealized losses of $6,919,777 to realized losses, as disclosed on the Statements of Income and Expenses.

6.	Distributions and Redemptions:

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
December 31, 2007

7.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains (losses)*	$19.11	$31.32	$(45.13)
Interest income	—	2.99	9.37
Expenses**	(25.07)	(24.08)	(27.23)
Increase (decrease) for the year	(5.96)	10.23	(62.99)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,294.59	1,284.36	1,347.35
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,288.63	$1,294.59	$1,284.36

*	Includes brokerage commissions
**	Excludes brokerage commissions

	2007	2006	2005
Ratios to Average Net Assets:
Net investment loss before incentive fees***	(7.4)%	(7.1)%	(6.6)%
Operating expenses	7.4%	7.4%	7.4%
Incentive fees	—%	—%	0.3%
Total expenses	7.4%	7.4%	7.7%
Total return:
Total return before incentive fees	(0.4)%	0.8%	(4.4)%
Incentive fees	(0.1)%	—%	(0.3)%
Total return after incentive fees	(0.5)%	0.8%	(4.7)%

***	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of its business, the Partnership through its investments in the Funds is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various

Salomon Smith Barney
Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in their Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Funds’ assets is CGM.

The General Partner monitors and controls the Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

9.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$2,627,277	$(9,767,445)	$17,798,330	$(9,193,362)

Net income (loss)	$2,065,506	$(9,934,340)	$16,830,609	$(9,763,366)

Increase (decrease) in Net Asset Value per Unit	$23.41	$(109.99)	$180.99	$(100.37)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$6,382,584	$(4,928,601)	$(2,853,858)	$5,018,045

Net income (loss)	$5,778,964	$(5,544,653)	$(3,202,566)	$3,991,989

Increase (decrease) in Net Asset Value per Unit	$57.51	$(52.44)	$(30.52)	$35.68

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

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Campbell Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF Campbell Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Campbell Master Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF Campbell Master Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $17,299,861 and $44,317,594 in 2007 and 2006, respectively) (Note 3c)	$219,631,424	$308,294,750
Net unrealized appreciation on open futures positions	1,316,942	8,775,240
Unrealized appreciation on open forward contracts	5,178,307	20,584,058
Commodity options owned, at fair value (cost $269,832 and $164,395 in 2007 and 2006, respectively)	263,000	210,824
	226,389,673	337,864,872
Interest receivable	435,815	994,130
	$226,825,488	$338,859,002

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$7,684,822	$10,679,753
Commodity options written, at fair value (premium $153,329 and $97,503 in 2007 and 2006, respectively)	110,504	83,396
Accrued expenses:
Professional fees	22,189	11,333
Redemption payable (Note 5)	1,875,958	—
Distribution payable (Note 5)	435,815	994,130
	10,129,288	11,768,612

Partners’ Capital:
Limited Partners’ Capital, 197,763.9128 and 268,161.6187 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	216,696,200	327,090,390
	$226,825,488	$338,859,002

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$504,120	0.23%
Interest Rates Non-U.S.	111,291	0.05
Interest Rates U.S.	380,506	0.18
Indices	698,091	0.32
Metals	215,440	0.10
Total futures contracts purchased	1,909,448	0.88

Futures Contracts Sold

Energy	(391,048)	(0.18)
Interest Rates Non-U.S.	(159,023)	(0.07)
Interest Rates U.S.	(3,078)	(0.00)*
Indices	(39,357)	(0.02)
Total futures contracts sold	(592,506)	(0.27)

Unrealized Appreciation on Forward Contracts

Currencies	5,081,872	2.35
Metals	96,435	0.04
Total unrealized appreciation on forward contracts	5,178,307	2.39

Unrealized Depreciation on Forward Contracts

Currencies	(7,615,465)	(3.52)
Metals	(69,357)	(0.03)
Total unrealized depreciation on forward contracts	(7,684,822)	(3.55)

Options Owned

Energy	263,000	0.12

Options Written

Energy	(110,504)	(0.05)
Total fair value	$(1,037,077)	(0.48)%
*	Due to rounding

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

CMF Campbell Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	$(7,020,650)	$(8,703,477)	$53,405,733
Change in net unrealized gains (losses) on open positions	(19,893,661)	29,791,293	(13,918,072)
	(26,914,311)	21,087,816	39,487,661
Interest income	9,721,573	12,424,375	6,863,937
	(17,192,738)	33,512,191	46,351,598
Expenses:
Clearing fees	436,254	318,206	485,726
Professional fees	38,051	52,325	54,450
	474,305	370,531	540,176
Net income (loss)	$(17,667,043)	$33,141,660	$45,811,422
Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$(82.98)	$123.70	$163.17

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007, 2006 and 2005

Partners’ Capital
Initial capital contribution from Limited Partners at January 1, 2005 representing 283,959.2998 Units	$283,959,300
Net income	45,811,422
Sale of 78,580.3523 Redeemable Units of Limited Partnership Interest	83,741,000
Redemption of 75,937.9320 Redeemable Units of Limited Partnership Interest	(80,257,012)
Distribution of interest income to feeder funds	(6,863,937)
Partners’ Capital at December 31, 2005	326,390,773
Net income	33,141,660
Sale of 43,164.5073 Redeemable Units of Limited Partnership Interest	50,450,807
Redemption of 61,604.6087 Redeemable Units of Limited Partnership Interest	(70,468,475)
Distribution of interest income to feeder funds	(12,424,375)
Partners’ Capital at December 31, 2006	327,090,390
Net loss	(17,667,043)
Sale of 6,744.0375 Redeemable Units of Limited Partnership Interest	7,969,328
Redemption of 77,141.7434 Redeemable Units of Limited Partnership Interest	(90,974,902)
Distribution of interest income to feeder funds	(9,721,573)
Partners’ Capital at December 31, 2007	$216,696,200
Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2005:	$1,138.83
2006:	$1,219.75
2007:	$1,095.73

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(17,667,043)	$33,141,660	$45,811,422
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	27,017,733	(1,841,401)	(42,476,193)
(Increase) decrease in net unrealized appreciation on open futures positions	7,458,298	(8,775,240)	4,370,478
(Increase) decrease in unrealized appreciation on open forward contracts	15,405,751	(11,480,970)	7,141,687
(Increase) decrease in options owned, at fair value	(52,176)	(210,824)	—
(Increase) decrease in interest receivable	558,315	(214,364)	(779,766)
Increase (decrease) in net unrealized depreciation on open futures positions	—	(607,801)	607,801
Increase (decrease) in unrealized depreciation on open forward contracts	(2,994,931)	(8,866,746)	1,798,105
Increase (decrease) in options written, at fair value	27,108	83,396	—
Accrued expenses:
Increase (decrease) in professional fees	10,856	(30,142)	41,475
Net cash provided by (used in) operating activities	29,763,911	1,197,568	16,515,009

Cash flows from financing activities:
Proceeds from additions – Limited Partners	7,969,328	50,450,807	364,833,441
Payments for redemptions – Limited Partners	(89,098,944)	(70,468,475)	(80,257,012)
Distribution of interest income to feeder funds	(10,279,888)	(12,210,011)	(6,084,171)
Net cash provided by (used in) financing activities	(91,409,504)	(32,227,679)	278,492,258

Net change in unrestricted cash	(61,645,593)	(31,030,111)	295,007,267
Unrestricted cash, at beginning of year	263,977,156	295,007,267	—
Unrestricted cash, at end of year	$202,331,563	$263,977,156	$295,007,267
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$—	$2,866,859
Redemption	$1,875,958	$—	$—

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.

Notes to Financial Statements
December 31, 2007

1.    Partnership Organization:

CMF Campbell Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’).

On January 1, 2005, (date Master commenced trading operations), Smith Barney Potomac Futures Fund L.P. (‘‘Potomac’’) allocated substantially all its capital and Smith Barney Diversified Futures Fund L.P. (‘‘Diversified’’), Smith Barney Diversified Futures Fund L.P. II (‘‘Diversified II’’), Smith Barney Global Markets Futures Fund L.P. (‘‘Global Markets’’), Salomon Smith Barney Global Diversified Futures Fund L.P. (‘‘Global Diversified’’) and Salomon Smith Barney Diversified 2000 Futures Fund L.P. (‘‘Diversified 2000’’) allocated a portion of their capital to the Master. Potomac purchased 173,788.6446 Units of the Master with cash equal to $172,205,653 and a contribution of open commodity futures and forwards positions with a fair value of $1,582,922, Diversified purchased 19,621.1422 Units of the Master with cash equal to $19,428,630 and a contribution of open commodity futures and forwards positions with a fair value of $192,512, Diversified II purchased 18,800.3931 Units of the Master with cash equal to $18,587,905 and a contribution of open commodity futures and forwards positions with a fair value of $212,488, Global Markets purchased 2,858.0358 Units of the Master with cash equal to $2,759,784 and a contribution of open commodity futures and forwards positions with a fair value of $98,252 Global Diversified purchased 17,534.8936 Units of the Master with cash equal to $17,341,826 and a contribution of open commodity futures and forwards positions with a fair value of $193,067 and Diversified 2000 purchased 51,356.1905 Units of the Master with cash equal to $50,768,573 and a contribution of open commodity futures and forwards positions with a fair value of $587,618. On December 31, 2007, Global Markets redeemed its entire investment of 0.9% in the Master. This amounted to 1,712.0595 units totaling $1,880,624, which includes interest of $4,666 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now and in the future by Campbell and Company Inc. (the ‘‘Advisor’’), using the FME Large Portfolio Program, the Advisor’s Proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Potomac, Diversified, Diversified II, Global Diversified and Diversified 2000 (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 72.0%, 5.1%, 5.8%, 4.9%, and 12.2% investments in the Master at December 31, 2007, respectively. Potomac, Diversified, Diversified II, Global Markets, Global Diversified and Diversified 2000 owned 74.0%, 4.4%, 5.1%, 0.9%, 4.3%, and 11.3% investments in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. As of December 31, 2007, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests in the Statements of Income and Expenses.

CMF Campbell Master Fund L.P.

Notes to Financial Statements
December 31, 2007

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services

CMF Campbell Master Fund L.P.

Notes to Financial Statements
December 31, 2007

which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements was $17,299,861 and $44,317,594, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the years ended December 31, 2007 and 2006, based on a monthly calculation, was $7,515,114 and $3,493,466, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains (losses)*	$(123.87)	$81.10	$139.02
Interest income	41.04	42.78	24.34
Expenses**	(0.15)	(0.18)	(0.19)
Increase (decrease) for the year	(82.98)	123.70	163.17
Distribution of interest income to feeder funds	(41.04)	(42.78)	(24.34)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,219.75	1,138.83	1,000.00
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,095.73	$1,219.75	$1,138.83

*	Includes clearing fees

**	Excludes clearing fees

CMF Campbell Master Fund L.P.

Notes to Financial Statements
December 31, 2007

Ratios to average net assets:
Net investment income***	3.3%	3.6%	2.2%
Operating expenses	0.2%	0.1%	0.2%
Total return	(6.8)%	10.9%	16.3%

***	Interest income less total expenses

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

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161

CMF Campbell Master Fund L.P.

Notes to Financial Statements
December 31, 2007

requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for Campbell Master for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(1,543,815)	$(42,641,288)	$41,745,049	$(15,188,938)
Net income (loss)	$(1,548,757)	$(42,653,118)	$41,733,260	$(15,198,428)
Increase (decrease) in Net Asset Value per Unit	$(9.68)	$(184.66)	$171.71	$(60.35)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$34,646,654	$(6,530,578)	$(18,080,991)	$23,158,900
Net income (loss)	$34,612,673	$(6,536,759)	$(18,087,106)	$23,152,852
Increase (decrease) in Net Asset Value per Redeemable Unit	$127.37	$(22.81)	$(59.66)	$78.80

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

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Aspect Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF Aspect Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Aspect Master Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period March 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Aspect Master Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the two-year period ended December 31, 2007 and for the period March 1, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF Aspect Master Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $26,790,029 and $27,065,132 in 2007 and 2006, respectively) (Note 3c)	$199,138,983	$201,780,901
Net unrealized appreciation on open futures contracts	7,548,017	6,633,766
Unrealized appreciation on open forward contracts	2,552,933	4,960,606
	209,239,933	213,375,273
Interest receivable	411,956	671,716
	$209,651,889	$214,046,989

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,353,916	$1,596,757
Accrued expenses:
Professional fees	21,488	19,603
Distribution payable (Note 5)	411,956	671,716
Redemption payable (Note 5)	4,169,309	—
	6,956,669	2,288,076

Partners’ Capital:
Limited Partners’ Capital, 145,379.0375 and 165,387.2490 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	202,695,220	211,758,913
	$209,651,889	$214,046,989

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$1,962,673	0.97%
Grains	1,862,650	0.92
Interest Rates U.S.	1,202,975	0.59
Interest Rates Non-U.S.	1,031,546	0.51
Indices	134,363	0.07
Metals	574,260	0.28
Softs	51,114	0.02
Total futures contracts purchased	6,819,581	3.36
Futures Contracts Sold
Energy	(330,950)	(0.16)
Livestock	170,140	0.08
Interest Rates Non-U.S.	676,237	0.33
Indices	245,479	0.12
Metals	(30,150)	(0.01)
Softs	(2,320)	(0.00)*
Total futures contracts sold	728,436	0.36
Unrealized Appreciation on Open Forward Contracts
Currencies	1,490,999	0.74
Metals	1,061,934	0.52
Total unrealized appreciation on open forward contracts	2,552,933	1.26
Unrealized Depreciation on Open Forward Contracts
Currencies	(1,864,872)	(0.92)
Metals	(489,044)	(0.24)
Total unrealized depreciation on open forward contracts	(2,353,916)	(1.16)
Total fair value	$7,747,034	3.82%

* Due to rounding

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$(42,180)	(0.02)%
Grains	649,053	0.31
Livestock	(5,600)	(0.00)*
Interest Rates U.S.	(8,200)	(0.00)*
Interest Rates Non-U.S.	(181,399)	(0.09)
Indices	1,638,677	0.77
Metals	(171,813)	(0.08)
Softs	21,967	0.01
Total futures contracts purchased	1,900,505	0.90
Futures Contracts Sold
Energy	3,331,560	1.57
Livestock	(16,270)	(0.01)
Interest Rates U.S.	68,185	0.03
Interest Rates Non-U.S.	1,380,531	0.65
Indices	50,029	0.02
Softs	(80,774)	(0.03)
Total futures contracts sold	4,733,261	2.23
Unrealized Appreciation on Open Forward Contracts
Currencies	3,024,560	1.43
Metals	1,936,046	0.91
Total unrealized appreciation on open forward contracts	4,960,606	2.34
Unrealized Depreciation on Open Forward Contracts
Currencies	(206,167)	(0.10)
Metals	(1,390,590)	(0.65)
Total unrealized depreciation on open forward contracts	(1,596,757)	(0.75)
Total fair value	$9,997,615	4.72%

* Due to rounding

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and
for the period March 1, 2005
(commencement of trading operations)
to December 31, 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed positions and foreign currencies	$20,714,242	$17,726,947	$35,592,451
Change in net unrealized gains (losses) on open positions	(2,250,581)	5,369,829	(7,930,877)
	18,463,661	23,096,776	27,661,574
Interest income	7,517,273	7,531,039	4,132,344
	25,980,934	30,627,815	31,793,918
Expenses:
Clearing fees	431,717	453,387	420,212
Professional fees	26,148	24,429	63,208
	457,865	477,816	483,420
Net income	$25,523,069	$30,149,999	$31,310,498
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$160.42	$180.03	$167.36

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007, 2006 and
for the period March 1, 2005
(commencement of trading operations)
to December 31, 2005

Limited Partners’ Capital
Initial capital contribution from Limited Partners at March 1, 2005 representing 190,791.1121 Units	$190,791,112
Net income	31,310,498
Sale of 38,062.5731 Redeemable Units of Limited Partnership Interest	40,018,580
Redemption of 58,712.7861 Redeemable Units of Limited Partnership Interest	(63,160,903)
Distribution of interest income to feeder funds	(4,132,344)
Partners’ Capital at December 31, 2005	194,826,943
Net income	30,149,999
Sale of 24,832.0192 Redeemable Units of Limited Partnership Interest	29,793,461
Redemption of 29,585.6693 Redeemable Units of Limited Partnership Interest	(35,480,451)
Distribution of interest income to feeder funds	(7,531,039)
Partners’ Capital at December 31, 2006	211,758,913
Net income	25,523,069
Sale of 12,102.0599 Redeemable Units of Limited Partnership Interest	15,485,588
Redemption of 32,110.2714 Redeemable Units of Limited Partnership Interest	(42,555,077)
Distribution of interest income to feeder funds	(7,517,273)
Partners’ Capital at December 31, 2007	$202,695,220

Net Asset Value per Redeemable Unit of Limited Partnership Interest:
2005:	$1,145.09
2006:	$1,280.38
2007:	$1,394.25

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and
for the period March 1, 2005
(commencement of trading operations) to
December 31, 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$25,523,069	$30,149,999	$31,310,498
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	275,103	(2,065,107)	(25,000,025)
(Increase) decrease in net unrealized appreciation on open futures positions	(914,251)	(2,635,090)	6,179,942
(Increase) decrease in unrealized appreciation on open forward contracts	2,407,673	823,384	5,263,622
(Increase) decrease in interest receivable	259,760	(190,964)	(480,752)
Increase (decrease) in unrealized depreciation on open forward contracts	757,159	(3,558,123)	(3,512,687)
Accrued expenses:
Increase (decrease) in professional fees	1,885	(25,397)	45,000
Net cash provided by operating activities	28,310,398	22,498,702	13,805,598
Cash flows from financing activities:
Proceeds from additions	15,485,588	29,793,461	218,251,029
Payments for redemptions	(38,385,768)	(35,480,451)	(63,160,903)
Distribution of interest income to feeder funds	(7,777,033)	(7,340,075)	(3,651,592)
Net cash provided by (used in) financing activities	(30,677,213)	(13,027,065)	151,438,534
Net change in unrestricted cash	(2,366,815)	9,471,637	165,244,132
Unrestricted cash, at beginning of period	174,715,769	165,244,132	—
Unrestricted cash, at end of period	$172,348,954	$174,715,769	$165,244,132
Non-cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$—	$12,558,663
Increase in redemption payable	$4,169,309	$—	$—

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.

Notes to Financial Statements
December 31, 2007

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

On March 1, 2005 (date Master commenced trading), Smith Barney Diversified 2000 Futures Fund L.P. (‘‘Diversified 2000’’), Salomon Smith Barney Global Diversified Futures Fund L.P. (‘‘Global Diversified’’) and Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of its capital to the Master. Diversified 2000 purchased 43,434.9465 Units of the Master with cash equal to $40,490,895, and a contribution of open commodity futures and forward positions with a fair value of $2,944,052. Global Diversified purchased 16,015.3206 Units of the Master with cash equal to $14,955,106 and a contribution of open commodity futures and forwards positions with a fair value of $1,060,214. Citigroup Diversified purchased 131,340.8450 Units of the Master with cash equal to $122,786,448 and a contribution of open commodity futures and forward positions with a fair value of $8,554,397. On July 1, 2005 CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) purchased 6,469.5213 Units of the Master with cash equal to $7,000,000. On June 1, 2006, Legion Aspect (‘‘Legion’’) purchased 2,450.2307 Units of the Master with cash equal to 3,000,000. On March 1, 2007, Citigroup Global Futures Fund LTD (‘‘Global Futures’’) purchased 2,015.3949 Units of the Master with cash equal to $2,500,000. On December 31, 2007, Legion redeemed its entire investment in the Master. This amounted to 2,990.3524 units with a fair value of $4,179,464, which includes interest income of $10,155 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now or in the future by Aspect Capital Limited (the ‘‘Advisor’’) using the Diversified Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of CMF Institutional, Diversified 2000, Global Diversified, Citigroup Diversified and Global Futures (each a ‘‘Feeder,’’ collectively the ‘‘Funds’’) with 6.9%, 16.4%, 7.0%, 65.3%, and 4.4% investments in the Master at December 31, 2007, respectively. CMF Institutional, Diversified 2000, Global Diversified, Citigroup Diversified and Legion owned 4.7%, 18.8%, 7.0% and 68.0% and 1.5% investments in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. Effective as of December 31, 2007, all trading decisions for the Master are made by the Advisor.

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

CMF Aspect Master Fund L.P.

Notes to Financial Statements
December 31, 2007

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

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

CMF Aspect Master Fund L.P.

Notes to Financial Statements
December 31, 2007

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements was $26,790,029 and $27,065,132, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the years ended December 31, 2007 and 2006 based on a monthly calculation, was $3,344,872 and $8,170,557, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged in connection with redemptions.

CMF Aspect Master Fund L.P.

Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007 and 2006 and for the period March 1, 2005 (commencement of trading operations) to December 31, 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains*	$114.03	$135.44	$145.44
Interest income	46.55	44.74	22.27
Expenses**	(0.16)	(0.15)	(0.35)
Increase for the period	160.42	180.03	167.36
Distribution of interest income to feeder funds	(46.55)	(44.74)	(22.27)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,280.38	1,145.09	1,000.00
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,394.25	$1,280.38	$1,145.09

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	3.3%	3.5%	1.8	%****
Operating expenses	0.2%	0.2%	0.2	%****
Total return	12.5%	15.7%	16.7%

***	Interest income less total expenses

****	Annualized

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
December 31, 2007

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

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for Aspect Master for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$14,896,548	$(14,493,042)	$34,069,186	$(8,923,475)
Net income (loss)	$14,892,989	$(14,499,836)	$34,061,861	$(8,931,945)
Increase (decrease) in Net Asset Value per Unit	$97.45	$(90.31)	$207.47	$(54.19)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$21,917,821	$(9,490,618)	$3,961,519	$13,785,706
Net income (loss)	$21,929,535	$(9,496,474)	$3,948,232	$13,768,706
Increase (decrease) in Net Asset Value per Redeemable Unit	$131.64	$(56.10)	$22.77	$81.72

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

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Graham Capital Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF Graham Capital Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Graham Capital Master Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for the year ended December 31, 2007 and for the period April 1, 2006 (commencement of trading operations) to December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for the year ended December 31, 2007 and for the period April 1, 2006 to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF Graham Capital Master Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $24,672,137 and $50,059,681 in 2007 and 2006, respectively) (Note 3c)	$215,782,212	$219,754,941
Net unrealized appreciation on open futures contracts	278,888	3,678,200
Unrealized appreciation on open forward contracts	6,792,116	5,812,534
	222,853,216	229,245,675
Interest receivable	424,676	736,340
	$223,277,892	$229,982,015

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$7,439,350	$2,555,481
Accrued expenses:
Professional fees	24,122	16,678
Distribution payable (Note 5)	424,676	736,340
Redemptions Payable (Note 5)	1,795,357	—
	9,683,505	3,308,499

Partners’ Capital:
Limited Partners’ Capital, 186,334.8221 and 227,674.0725 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	213,594,387	226,673,516
	$223,277,892	$229,982,015

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$184,162	0.09%
Grains	219,977	0.10
Indices	8,906	0.00 *
Interest Rates U.S.	(2,712)	(0.00)*
Interest Rates Non-U.S.	98,371	0.05
Metals	68,690	0.03
Softs	(18,009)	(0.01)
Total futures contracts purchased	559,385	0.26
Futures Contracts Sold
Energy	(76,360)	(0.04)
Indices	31,940	0.02
Interest Rates U.S.	(67,681)	(0.03)
Interest Rates Non-U.S.	(163,383)	(0.08)
Livestock	11,482	0.01
Softs	(16,495)	(0.01)
Total futures contracts sold	(280,497)	(0.13)
Unrealized Appreciation on Open Forward Contracts
Currencies	6,327,560	2.96
Metals	464,556	0.22
Total unrealized appreciation on open forward contracts	6,792,116	3.18
Unrealized Depreciation on Open Forward Contracts
Currencies	(6,976,160)	(3.26)
Metals	(463,190)	(0.22)
Total unrealized depreciation on open forward contracts	(7,439,350)	(3.48)
Total fair value	$(368,346)	(0.17)%

* Due to rounding.

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	$34,445	0.02%
Indices	1,926,352	0.85
Interest Rates U.S.	(722,446)	(0.32)
Interest Rates Non-U.S.	(372,521)	(0.16)
Metals	8,100	0.00 *
Softs	91,256	0.04
Total futures contracts purchased	965,186	0.43
Futures Contracts Sold
Energy	584,478	0.26
Indices	(368,680)	(0.16)
Interest Rates U.S.	9,990	0.00 *
Interest Rates Non-U.S.	2,686,771	1.19
Softs	(199,545)	(0.09)
Total futures contracts sold	2,713,014	1.20
Unrealized Appreciation on Open Forward Contracts
Currencies	5,782,021	2.55
Metals	30,513	0.01
Total unrealized appreciation on open forward contracts	5,812,534	2.56
Unrealized Depreciation on Open Forward Contracts
Currencies	(2,422,725)	(1.07)
Metals	(132,756)	(0.06)
Total unrealized depreciation on open forward contracts	(2,555,481)	(1.13)
Total fair value	$6,935,253	3.06%

* Due to rounding

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses
for the year ended December 31, 2007
and for the period from April 1, 2006
(commencement of trading operations)
to December 31, 2006

	2007	2006
Income:
Net gains (loss) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	$37,612,230	$(10,694,864)
Change in net unrealized gains (losses) on open positions	(7,303,599)	6,935,253
	30,308,631	(3,759,611)
Interest income	7,463,020	5,820,992
	37,771,651	2,061,381
Expenses:
Clearing fees	857,460	473,603
Professional fees	29,466	39,606
	886,926	513,209
Net income	$36,884,725	$1,548,172
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$187.22	$24.48

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Changes in Partners’ Capital
for the year ended December 31, 2007
and for the period from April 1, 2006
(commencement of trading operations)
to December 31, 2006

Limited Partners’ Capital
Initial capital contribution from Limited Partners at April 1, 2006 representing 70,241.9393 Units of Limited Partnership Interest	$70,241,939
Net income	1,548,172
Sale of 196,199.4379 Redeemable Units of Limited Partnership Interest	198,904,711
Redemption of 38,767.3047 Redeemable Units of Limited Partnership Interest	(38,200,314)
Distribution of interest income to feeder funds	(5,820,992)
Partners’ Capital at December 31, 2006	226,673,516
Net income	36,884,725
Sale of 20,875.4865 Redeemable Units of Limited Partnership Interest	21,067,811
Redemption of 62,214.7369 Redeemable Units of Limited Partnership Interest	(63,568,645)
Distribution of interest income to feeder funds	(7,463,020)
Partners’ Capital at December 31, 2007	$213,594,387

Net Asset Value per Redeemable Unit of Limited Partnership Interest:
2006:	$995.61
2007:	$1,146.29

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Cash Flows
for the year ended December 31, 2007
and for the period from April 1, 2006
(commencement of trading operations) to
December 31, 2006

	2007	2006
Cash flows from operating activities:
Net income	$36,884,725	$1,548,172
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	25,387,544	(50,059,681)
(Increase) decrease in net unrealized appreciation on open futures positions	3,399,312	(3,678,200)
(Increase) decrease in unrealized appreciation on open forward contracts	(979,582)	(5,812,534)
(Increase) decrease in interest receivable	311,664	(736,340)
Increase (decrease) in unrealized depreciation on open forward contracts	4,883,869	2,555,481
Accrued expenses:
Increase (decrease) in professional fees	7,444	16,678
Net cash provided by (used in) operating activities	69,894,976	(56,166,424)
Cash flows from financing activities:
Proceeds from additions	21,067,811	269,146,650
Payments for redemptions	(61,773,288)	(38,200,314)
Distribution of interest income to feeder funds	(7,774,684)	(5,084,652)
Net cash provided by (used in) financing activities	(48,480,161)	225,861,684
Net change in unrestricted cash	21,414,815	169,695,260
Unrestricted cash, at beginning of period	169,695,260	—
Unrestricted cash, at end of period	$191,110,075	$169,695,260
Non-cash financing activities:
Increase in redemption payable	$1,795,357	$—

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements
December 31, 2007

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

On April 1, 2006 (commencement of trading operations), Salomon Smith Barney Diversified 2000 Futures Fund L.P. (‘‘Diversified 2000’’), Smith Barney Global Markets Futures Fund (‘‘Global Markets’’), Smith Barney Diversified Futures Fund L.P. (‘‘Diversified I’’) and Smith Barney Diversified Futures Fund L.P. II (‘‘Diversified II’’) allocated a portion of its capital to the Master. Diversified 2000 purchased 41,952.2380 Units of the Master with cash equal to $41,952,238. Global Markets purchased 2,355.5550 Units of the Master with cash equal to $2,355,555. Diversified I purchased 14,741.1555 Units of the Master with cash equal to $14,741,156. Diversified II purchased 11,192.9908 Units of the Master with cash equal to $11,192,991. On May 1, 2006, Alera Portfolios SPC. (‘‘Alera SPC’’) allocated a portion of its capital to the Master and purchased 4,592.0784 Units with cash equal to $4,801,938. On June 1, 2006, Citigroup Fairfield Futures Fund L.P. II (‘‘Fairfield II’’) allocated substantially all of its capital and Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of its capital to the Master. Fairfield II purchased 74,569.3761 Units of the Master with cash equal to $75,688,021. Citigroup Diversified purchased 101,486.0491 Units of the Master with cash equal to $103,008,482. As of March 31, 2007, Alera SPC fully redeemed its investment of 1,805.5482 Units of the Master with a fair value of $1,661,443, which includes interest income of $7,289. As of December 31, 2007, Global Markets fully redeemed its investment of 1,566.2278 Units of the Master with a fair value of $1,799,772, which includes interest income of $4,415 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now or in the future by Graham Capital Management, L.P. (the ‘‘Advisor’’) using the Multi-Trend Program at 125% Leverage, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Diversified 2000, Diversified I, Diversified II, Fairfield II and Citigroup Diversified (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 14.2%, 5.5%, 5.3%, 32.5% and 42.5% investments in the Master at December 31, 2007, respectively. Diversified 2000, Global Markets, Diversified I, Diversified II, Alera SPC, Fairfield II and Citigroup Diversified owned 15.6%, 1.0%, 5.8%, 4.6%, 0.8%, 30.1% and 42.1% investments in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC, acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. As of December 31, 2007, all trading decisions for the Master are made by the Advisor.

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

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements
December 31, 2007

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

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

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements
December 31, 2007

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements was $24,672,137 and $50,059,681, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the year or period ended December 31, 2007 and 2006 based on a monthly calculation, was $4,235,297 and $1,197,907, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Master to redeem its Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged in connection with redemptions.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the year ended December 31, 2007 and the period from April 1, 2006 (commencement of trading operations) to December 31, 2006 were as follows:

	2007	2006
Net realized and unrealized gains (losses)*	$150.83	$(4.18)
Interest income	36.54	28.87
Expenses**	(0.15)	(0.21)
Increase for the period	187.22	24.48
Distribution of interest income to feeder funds	(36.54)	(28.87)
Net Asset Value per Redeemable Unit, beginning of period	995.61	1,000.00
Net Asset Value per Redeemable Unit, end of period	$1,146.29	$995.61

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	3.0%	3.8	%****
Operating expenses	0.4%	0.4	%****
Total return	18.8%	2.4%

***	Interest income less total expenses

****	Annualized

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
December 31, 2007

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

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for Graham Master for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$9,324,937	$(2,413,943)	$45,168,613	$(15,165,416)
Net income (loss)	$9,325,295	$(2,423,727)	$45,158,828	$(15,175,671)
Increase (decrease) in Net Asset Value per Unit	$45.83	$(11.73)	$222.94	$(69.82)

	For the period from October 1, 2006to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$9,467,372	$(6,121,081)	$(1,758,513)
Net income (loss)	$9,450,069	$(6,135,884)	$(1,766,013)
Increase (decrease) in Net Asset Value per Unit	$40.74	$(24.96)	$8.70

To the Limited Partners of
CMF SandRidge Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF SandRidge Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF SandRidge Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF SandRidge Master Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period December 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF SandRidge Master Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the two-year period ended December 31, 2007 and for the period December 1, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF SandRidge Master Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $12,277,755 and $18,475,372 in 2007 and 2006, respectively) Note 3c)	$310,747,695	$215,267,731
Commodity options owned, at fair value (cost $9,776,900 and $14,249,050 in 2007 and 2006, respectively)	7,615,353	18,275,061
	318,363,048	233,542,792
Interest receivable	643,783	718,277
	$319,006,831	$234,261,069

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$1,762,419	$1,982,014
Commodity options written, at fair value (premium $6,716,000 and $12,600,750 in 2007 and 2006, respectively)	3,988,181	16,475,690
Accrued expenses:
Professional fees	80,723	19,602
Distribution payable (Note 5)	643,783	718,277
	6,475,106	19,195,583

Partners’ Capital:
Limited Partners’ Capital, 229,170.7149 and 184,159.5052 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	312,531,725	215,065,486
	$319,006,831	$234,261,069

See accompanying notes to financial statements.

CMF SandRidge Master Futures Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$5,803,214	1.86%
Total futures contracts purchased	5,803,214	1.86

Futures Contracts Sold
Energy	(7,565,633)	(2.42)
Total futures contracts sold	(7,565,633)	(2.42)

Options Owned
Energy	7,615,353	2.44
Total Options Owned	7,615,353	2.44

Options Written
Energy	(3,988,181)	(1.28)
Total Options Written	(3,988,181)	(1.28)

Total fair value	$1,864,753	0.60%

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Schedule of Investments
December 31, 2006

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap (From Mar. 07 – Dec. 2011)	8,951	$(16,651,840)	(7.74)%
Other		(12,527,254)	(5.83)
Total futures contracts purchased		(29,179,094)	(13.57)

Futures Contracts Sold
Energy		27,197,080	12.64
Total futures contracts sold		27,197,080	12.64

Options Owned
Energy
NYMEX Natural Gas European Jan. 07 – Feb. 08	738	13,677,861	6.36
Other		4,597,200	2.14
Total Options Owned		18,275,061	8.50

Options Written
Energy
NYMEX Natural Gas European Jan. 07 – Dec. 07	1,401	(12,324,170)	(5.73)
Other		(4,151,520)	(1.93)
Total Options Written		(16,475,690)	(7.66)
Total fair value		$(182,643)	(0.09)%

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and
the period from December 1, 2005
(commencement of trading operations) to
December 31, 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$40,099,593	$5,867,526	$(136,672)
Change in net unrealized gains (losses) on open positions	634,796	(2,768,345)	980,950
	40,734,389	3,099,181	844,278
Interest income	9,737,038	5,048,179	34,924
	50,471,427	8,147,360	879,202
Expenses:
Clearing fees	677,706	652,824	3,739
Professional fees	261,470	39,724	5,000
	939,176	692,548	8,739
Net income	$49,532,251	$7,454,812	$870,463
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$242.28	$154.06	$60.19

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007, 2006 and
the period from December 1, 2005
(commencement of trading operations) to
December 31, 2005

Limited Partners’ Capital
Initial capital contribution from Limited Partners at December 1, 2005 representing 14,461.8400 Redeemable Units of Limited Partnership Interest	$14,461,840
Net income	870,463
Distribution of interest income to feeder funds	(34,924)
Partners’ Capital at December 31, 2005	15,297,379
Net income	7,454,812
Sale of 181,036.5146 Redeemable Units of Limited Partnership Interest	210,365,916
Redemption of 11,338.8494 Redeemable Units of Limited Partnership Interest	(13,004,442)
Distribution of interest income to feeder funds	(5,048,179)
Partners’ Capital at December 31, 2006	215,065,486
Net income	49,532,251
Sale of 69,725.8292 Redeemable Units of Limited Partnership Interest	89,474,602
Redemption of 24,714.6195 Redeemable Units of Limited Partnership Interest	(31,803,576)
Distribution of interest income to feeder funds	(9,737,038)
Partners’ Capital at December 31, 2007	$312,531,725
Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2005:	$1,057.78
2006:	$1,167.82
2007:	$1,363.75

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and
the period from December 1, 2005
(commencement of trading operations) to
December 31, 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$49,532,251	$7,454,812	$870,463
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	6,197,617	(18,475,372)	—
(Increase) decrease in net unrealized appreciation on open futures positions	—	577,095	(628,294)
(Increase) decrease in commodity options owned, at fair value	10,659,708	(16,640,473)	(1,412,567)
(Increase) decrease in interest receivable	74,494	(683,353)	(34,924)
Increase (decrease) in net unrealized depreciation on open futures positions	(219,595)	1,982,014	—
Increase (decrease) in commodity options written, at fair value	(12,487,509)	15,320,109	968,741
Accrued expenses:
Increase in professional fees	61,121	14,602	5,000
Net cash provided by (used in) operating activities	53,818,087	(10,450,566)	(231,581)

Cash flows from financing activities:
Proceeds from additions – Limited Partners	89,474,602	210,365,916	14,477,858
Payments for redemptions – Limited Partners	(31,803,576)	(13,004,442)	—
Distribution of interest income to feeder funds	(9,811,532)	(4,364,826)	—
Net cash provided by financing activities	47,859,494	192,996,648	14,477,858
Net change in unrestricted cash	101,677,581	182,546,082	14,246,277
Unrestricted cash, at beginning of period	196,792,359	14,246,277	—
Unrestricted cash, at end of period	$298,469,940	$196,792,359	$14,246,277
Non-cash financing activities:
Contribution of open commodity futures and options positions	$—	$—	$(16,018)

See accompanying notes to financial statements.

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.

Notes to Financial Statements
December 31, 2007

1.    Partnership Organization:

CMF SandRidge Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’).

On December 1, 2005 (date Master commenced trading), Smith Barney Bristol Energy Fund L.P. (‘‘Bristol’’) allocated substantially all of its capital to the Master. Bristol purchased 14,461.8400 Units of the Master with cash equal to $14,477,858 and a contribution of open commodity futures and options positions with a fair value of $(16,018). On May 1, 2006, two separate private investors (‘‘Private Investor I’’ and ‘‘Private Investor II’’) allocated substantially all of their capital to the Master. Private Investor I purchased 23,073.5521 Units of the Master with cash equal to $28,000,000 and Private Investor II purchased 4,944.3326 Units of the Master with cash equal to $6,000,000. On October 1, 2006, CMF SandRidge Feeder (Cayman) Ltd. (‘‘SandRidge Feeder’’) and Citigroup Energy Advisors Portfolio L.P. (‘‘Energy Advisors’’) allocated substantially all of their capital to the Master. SandRidge Feeder purchased 22,075.2638 Units of the Master with cash equal to $25,000,000. Energy Advisors purchased 2,092.7350 Units of the Master with cash equal to $2,370,000. On April 1, 2007 Salomon Smith Barney Diversified 2000 Futures Fund, (‘‘Diversified 2000’’) purchased 7,659.0734 Units of the Master with cash equal to $9,635,703. The Master was formed to permit commodity pools managed now and in the future by SandRidge Capital Inc. (the ‘‘Advisor’’) using the Energy Program, the Advisor’s proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors are Bristol, Private Investor I, Private Investor II, SandRidge Feeder, Energy Advisors and Diversified 2000 each a ‘‘Feeder’’, collectively the ‘‘Funds,’’ with 66.4%, 9.4%, 1.1%, 17.5%, 2.4% and 3.2% investment in the Master at December 31, 2007, respectively. Bristol, Private Investor I, Private Investor II, SandRidge Feeder and Energy Advisors owned 72.3%, 12.8%, 1.6%, 12.0% and 1.3% investment in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. All trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests in the Statements of Income and Expenses.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

CMF SandRidge Master Fund L.P.

Notes to Financial Statements
December 31, 2007

The Master may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specific time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

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

CMF SandRidge Master Fund L.P.

Notes to Financial Statements
December 31, 2007

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirement was $12,277,755 and $18,475,372, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

All of the commodity interests owned by the Master are held for trading purposes. The average monthly fair value of commodity interests for the years ended December 31, 2007 and 2006 on a monthly calculation was $4,754,428 and $(3,929,298), respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly; there is no fee charged in connection with redemptions.

CMF SandRidge Master Fund L.P.

Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007, 2006 and the period from December 1, 2005 (commencement of trading operations) to December 31, 2005 were as follows:

	2007	2006	2005
Net realized and change in unrealized gains*	$197.11	$110.75	$58.12
Interest income	46.35	44.02	2.41
Expenses**	(1.18)	(0.71)	(0.34)
Increase for the year	242.28	154.06	60.19
Distributions of interest income to feeder funds	(46.35)	(44.02)	(2.41)
Net Asset Value per Redeemable Unit, beginning of year	1,167.82	1,057.78	1,000.00
Net Asset Value per Redeemable Unit, end of year	$1,363.75	$1,167.82	$1,057.78

*	Includes clearing fees

**	Excludes clearing fees

Ratios to average net assets:
Net investment income****	3.3%	3.7%	2.2	%***
Operating expenses	0.3%	0.6%	0.7	%***
Total return	20.8%	14.6%	6.0%

***	Annualized

****	Interest income less total expenses

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

CMF SandRidge Master Fund L.P.

Notes to Financial Statements
December 31, 2007

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

8.	Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for SandRidge Master the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$10,621,268	$1,096,202	$18,465,048	$19,611,203
Net income (loss)	$10,494,557	$984,670	$18,453,841	$19,599,183
Increase (decrease) in Net Asset Value per Unit	$46.18	$6.86	$87.02	$102.22

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$8,746,616	$(7,549,988)	$2,144,312	$4,153,596
Net income (loss)	$8,736,778	$(7,557,814)	$2,136,571	$4,139,277
Increase (decrease) in Net Asset Value per Unit	$46.80	$(55.25)	$28.27	$134.24

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in ‘‘Item 8. Financial Statements and Supplementary Data.’’ includes management’s report on internal control over financial reporting (‘‘Management’s Report’’) and an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Partnership to provide only management’s report in this annual report. Management elected to have its internal control over financial reporting audited.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information.    None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The Partnership has no officers, directors or significant employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not established an audit committee because it has no board of directors.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the

Partnership and receives brokerage fees for such services, as described under ‘‘Item 1. Business.’’ Brokerage fees and clearing fees of $6,291,793 were paid for the year ended December 31, 2007. Management fees of $2,034,794 were paid or payable to the Advisors for the year ended December 31, 2007. Incentive fees of $44,462 were earned by the Advisors for the year ended December 31, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)    Security ownership of certain beneficial owners. As of February 29, 2008, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 2,005.1490 Redeemable Units (2.6%) as of December 31, 2007.

(c)    Changes in control. None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

CGM and the General Partner, would be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under ‘‘Item 1. Business’’, ‘‘Item 8. Financial Statements and Supplementary Data,’’ and ‘‘Item 11. Executive Compensation.’’

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

2007                $82,000

2006                $25,000

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns are as follows:

2007                $9,910

2006                $7,606

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2007 and 2006.

Schedules of Investments at December 31, 2007 and 2006.

Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005.

Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005.

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

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

10.17 – Letters extending Management between the General Partner and Aspect Capital Limited, Campbell and Company Inc., Graham Capital Management L.P. and John W. Henry and Company, Inc. for 2005 (previously filed)

10.18 – Letters extending Management between the General Partner and Aspect Capital Limited, Campbell and Company Inc., Graham Capital Management L.P. and John W. Henry and Company, Inc. for 2006 (previously filed).

10.19 – Letters extending Management between the General Partner and Aspect Capital Limited, Campbell and Company Inc., Graham Capital Management L.P. and SandRidge Capital L.P. for 2007 (filed herein).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 28th day of March 2008.

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

/s/ Jerry Pascucci	/s/ Shelley Ullman
Jerry Pascucci President and Director	Shelley Ullman Director

/s/ Jennifer Magro	/s/ Ihor Rakowsky
Jennifer Magro Chief Financial Officer and Director	Ihor Rakowsky Secretary and Director

/s/ Steve Ciampi	/s/ Daryl Dewbrey
Steve Ciampi Director	Daryl Dewbrey Director

/s/ Raymond Nolte
Raymond Nolte Director