Form 10-Q
period 2008-03-31
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2008-05-15
CIK 1095007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer X     Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes          No X

As of April 30, 2008, 69,138.9747 Limited Partnership Redeemable Units were outstanding.

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2008 (unaudited) and December 31, 2007	3
	Schedules of Investments at March 31, 2008 (unaudited) and December 31, 2007	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2008 and 2007 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 – 19
Item 4T.	Controls and Procedures	20
PART II - Other Information		21 – 22

PART I
Item 1.    Financial Statements

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Investment in Partnerships, at fair value	$103,051,815	$100,065,792
Cash	80,118	37,156
Distribution receivable	94,153	196,781
Total assets	$103,226,086	$100,299,729
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$464,517	$451,349
Management fees	149,027	145,600
Incentive fees	943,850	44,462
Other expenses	87,984	58,833
Redemptions payable	1,120,126	631,876
Total liabilities	2,765,504	1,332,120
Partners’ Capital:
General Partner, 2,005.1490 unit equivalents outstanding in 2008 and 2007	2,769,251	2,583,895
Limited Partners, 70,736.0832 and 74,795.7497 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	97,691,331	96,383,714
Total partners’ capital	100,460,582	98,967,609
Total liabilities and partners’ capital	$103,226,086	$100,299,729

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Schedule of Investments
March 31, 2008
(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Partnerships
CMF Campbell Master Fund L.P.	$24,825,061	24.71%
CMF Aspect Master Fund L.P.	35,487,406	35.33
CMF Graham Capital Master Fund L.P.	30,904,204	30.76
CMF SandRidge Master Fund L.P.	11,835,144	11.78
Total investment in Partnerships, at fair value	$103,051,815	102.58%

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Investment in Partnerships
CMF Campbell Master Fund LP	$26,332,937	26.61%
CMF Aspect Master Fund LP	33,241,108	33.59
CMF Graham Capital Master Fund LP	30,339,599	30.65
CMF SandRidge Master Fund L.P.	10,152,148	10.26
Total investment in Partnerships, at fair value	$100,065.792	101.11%

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Income:
Realized loss on sale of investment in Partnership	$—	$(6,919,777)
Change in net unrealized gains (losses) from investment in Partnerships	9,897,163	(616,814)
Total income (loss)	9,897,163	(7,536,591)

Expenses:
Brokerage commissions	1,400,090	1,656,771
Management fees	448,563	537,381
Incentive fees	943,850	—
Other expenses	46,934	32,623
Total expenses	2,839,437	2,226,775

Net income (loss)	7,057,726	(9,763,366)

Redemptions – Limited Partners	(5,564,753)	(5,151,313)

Net increase (decrease) in Partners’ Capital	1,492,973	(14,914,679)

Partners’ Capital, beginning of period	98,967,609	127,832,598

Partners’ Capital, end of period	$100,460,582	$112,917,919
Net Asset Value per Unit (72,741.2322 and 94,553.7613 Units outstanding at March 31, 2008 and 2007, respectively)	$1,381.07	$1,194.22

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$92.44	$(100.37)

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$7,057,726	$(9,763,366)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Proceeds from sale of investments in Partnerships	7,013,768	6,309,718
Realized loss on sale of investment in Partnerships	—	6,919,777
Net change in unrealized (appreciation) depreciation on investment in Partnerships	(9,999,791)	616,814
(Increase) decrease in distribution receivable	102,628	—
Accrued expenses:
Increase (decrease) in brokerage commissions	13,168	(62,229)
Increase (decrease) in management fees	3,427	(21,507)
Increase (decrease) in incentive fees	899,388	—
Increase (decrease) in other expenses	29,151	16,466
Net cash provided by (used in) operating activities	5,119,465	4,015,673
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(5,076,503)	(3,997,738)
Net cash provided by (used in) financing activities	(5,076,503)	(3,997,738)
Net change in cash	42,962	17,935
Cash, at beginning of period	37,156	21,784
Cash, at end of period	$80,118	$39,719
Non-cash financing activities:
Change in redemptions payable	$488,250	$—

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

1.    General:

Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized under the partnership laws of the State of New York on August 25, 1999 to engage indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership through its investment in Partnerships, are volatile and involve a high degree of market risk. The Partnership commenced trading operations on June 1, 2000.

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

As of March 31, 2008, all trading decisions for the Partnership are made by Campbell & Company, Inc., (‘‘Campbell’’), Graham Capital Management L.P. (‘‘Graham’’), Aspect Capital Limited (‘‘Aspect’’) and SandRidge Capital L.P. (‘‘SandRidge’’) (each, an ‘‘Advisor’’, and collectively, the ‘‘Advisors’’). John W. Henry & Company, Inc. (‘‘JWH’’) was terminated as of March 31, 2007.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2008 and December 31, 2007, and the results of its operations, changes in Partners’ Capital, and cash flows for the three months ended March 31, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Net realized and unrealized gains (losses)*	$111.35	$(94.54)
Expenses**	(18.91)	(5.83)
Increase (decrease) for the period	92.44	(100.37)
Net Asset Value per Redeemable Unit, beginning of period	1,288.63	1,294.59
Net Asset Value per Redeemable Unit, end of period	$1,381.07	$1,194.22
*	Includes brokerage commissions.
**	Excludes brokerage commissions.

	Three Months Ended March 31,
	2008	2007
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(7.6)%	(7.4)%
Operating expenses	7.6%	7.4%
Incentive fees	0.9%	—%
Total expenses	8.5%	7.4%
Total return:
Total return before incentive fees	8.2	(7.8)%
Incentive fees	(1.0)%	—%
Total return after incentive fees	7.2%	(7.8)%
***	Annualized (other than incentive fees)
****	Interest income less total expenses

The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership’s investments are in other Partnerships. The results of the Partnership’s trading activity are resulting from its investments in other Partnerships as shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

4.    Fair Value Measurements:

Investments.    The Partnership values its investment in the Funds at their respective net asset value per unit as calculated by each of the Funds.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of each of the Funds (Level 1). The value of the Partnership’s investments in the Funds reflects its proportional interest in each of the Funds. The Partnership did not directly hold any derivative instruments that are priced at fair value using observable inputs for similar assets (Level 2) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Partnerships	$103,051,815	$103,051,815	$—	$—
Total fair value	$103,051,815	$103,051,815	$—	$—

5.    Investments in Partnerships:

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
March 31, 2008
(Unaudited)

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

A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees, including CGM’s direct brokerage commission, are charged at the Partnership level.

At March 31, 2008, the Partnership owned 12.2% of Campbell Master, 15.6% of Aspect Master, 13.7% of Graham Master and 3.3% of SandRidge Master. At December 31, 2007, the Partnership owned 12.2% of Campbell Master, 16.4% of Aspect Master and 14.2% of Graham Master and 3.2% of SandRidge Master. Campbell, Aspect, Graham and SandRidge intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master, Graham Master and SandRidge Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	March 31, 2008
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$212,471,772	$9,365,428	$203,106,344
Aspect Master	233,318,026	6,228,473	227,089,553
Graham Master	242,618,644	17,088,456	225,530,188
SandRidge Master	363,566,864	2,209,076	361,357,788
Total	$1,051,975,306	$34,891,433	$1,017,083,873

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$226,825,488	$10,129,288	$216,696,200
Aspect Master	209,651,889	6,956,669	202,695,220
Graham Master	223,277,892	9,683,505	213,594,387
SandRidge Master	319,006,831	6,475,106	312,531,725
Total	$978,762,100	$33,244,568	$945,517,532

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are as shown in the following tables.

	March 31, 2008		For the three months ended March 31, 2008
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Campbell Master	24.71%	$24,825,061	$358,797	$5,049	$1,096	$352,652	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	35.33%	35,487,406	4,803,871	15,639	931	4,787,301	Commodity Portfolio	Monthly
Graham Master	30.76%	30,904,204	2,881,558	40,641	1,182	2,839,735	Commodity Portfolio	Monthly
SandRidge Master	11.78%	11,835,144	1,923,223	3,393	2,355	1,917,475	Energy Portfolio	Monthly
Total		$103,051,815	$9,967,449	$64,722	$5,564	$9,897,163

	December 31, 2007		For the three months ended March 31, 2007
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
JWH Master	—%	$—	$(1,620,737)	$7,358	$1,459	$(1,629,554)	Commodity Portfolio	Monthly
Campbell Master	26.61%	26,332,937	(1,793,121)	11,244	1,116	(1,805,481)	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	33.59%	33,241,108	(1,658,341)	21,039	1,590	(1,680,970)	Commodity Portfolio	Monthly
Graham Master	30.65%	30,339,599	(2,390,200)	28,753	1,633	(2,420,586)	Commodity Portfolio	Monthly
SandRidge Master	10.26%	10,152,148	—	—	—	—	Energy Portfolio	Monthly
Total		$100,065,792	$(7,462,399)	$68,394	$5,798	$(7,536,591)

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

*	The sale of the Partnership’s investment in JWH Master on March 31, 2007 resulted in the reversal of accumulated unrealized losses of $6,919,777 to realized losses, as disclosed on the Statements of Income and Expenses and Partners’ Capital.

6.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options on futures, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

The General Partner monitors and controls the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards, and options by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds, distribution receivable and cash. The Funds’ only assets are their equities in commodity futures trading accounts consisting of cash and cash equivalents, net unrealized appreciation on open futures positions, unrealized appreciation on forward contracts, commodity options owned, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the first quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on its investments in Partnerships, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2008, Partnership Capital increased 1.5% from $98,967,609 to $100,460,582. This increase was attributable to a net income from operations of $7,057,726, which was partially offset by the redemption of 4,059.6665 Redeemable Units of Limited Partnership Interest resulting in an outflow of $5,564,753. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investments.    The Partnership values its investment in the Funds at their respective net asset value per unit as calculated by each of the Funds.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of each of the Funds (Level 1). The value of the Partnership’s investments in the Funds reflects its proportional interest in each of the Funds. The Partnership did not directly hold any derivative instruments that are priced at fair value using observable inputs for similar assets (Level 2) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Partnerships	$103,051,815	$103,051,815	$—	$—
Total fair value	$103,051,815	$103,051,815	$—	$—

Forward Foreign Currency Contracts.    Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners’ capital.

Income Taxes.    Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax positions as of the effective date. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the period ending March 31, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are major tax jurisdictions for the Partnership and the earliest tax years subject to examination: United States – 2004.

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

Results of Operations

During the Partnership’s first quarter of 2008, the Net Asset Value per Redeemable Unit increased 7.2% from $1,288.63 to $1,381.07 as compared to a decrease of 7.8% in the first quarter of 2007. The Partnership experienced an unrealized gain through its investment in the Funds before brokerage commissions and related fees in the first quarter of 2008 of $9,897,163. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. interest rates, livestock, metals, softs, and indices and were partially offset by losses in non-U.S. interest rates. The Partnership experienced a trading loss through its investment in the Funds before brokerage commissions and related fees in the first quarter of 2007 of $616,814. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals, and indices and were partially offset by gains in softs.

The first quarter of 2008 was a difficult one for the equity market. Stocks tumbled during the first quarter, reflecting growing evidence that a U.S. recession was either imminent or already in progress.

However, equity prices finally stabilized after a surprise 75 basis point inter-meeting interest rate cut by the Federal Reserve in January, followed by a second 50 basis point cut a week later. The U.S. dollar continued to weaken throughout much of the first quarter as interest rate differentials widened, providing a lift for commodity prices.

The Partnership was profitable for the quarter in almost every sector, especially in energy, equity indices and fixed income. In the energy sector, profits were earned as prices for crude oil and heating oil rallied on Dollar weakness. In the stock indices, global stock markets bottomed out during the quarter. This strong trend across most global stock indices helped register gains for the Partnership. As the Federal Reserve aggressively tackled the downside risks to the economy by lowering overnight rate and the discount rate, the yield on treasury notes dropped sharply, benefiting the Partnership.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Funds expects to increase capital through operations.

CGM will pay monthly interest to the Partnership on its allocable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place up to all of the Funds’ assets in 90-day Treasury bills. The Partnership will receive 80% of its allocable share of the interest earned on the Treasury bills through its investments in Partnerships and CGM will be paid 20% of the interest. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) of the Funds in 2008 and 2007.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Commissions and fees for the three months ended March 31, 2008 decreased by $256,681, as compared to the corresponding period in 2007. The decrease in brokerage commissions is primarily due to a decrease in average net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2008 decreased by $88,818, as compared to the corresponding period in 2007. The decrease in management fees is primarily due to a decrease in average net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended March 31, 2008 resulted in an incentive fee accrual of $943,850. There were no incentive fees accrued for the three months ended March 31, 2007.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2008, and the highest, lowest and average value during the three months ended March 31, 2008. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

As of March 31, 2008, Campbell Master’s total capital was $203,106,344. The Partnership owned 12.2% of Campbell Master.

March 31, 2008
(Unaudited)

			Three Months Ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$3,568,787	1.76%	$5,659,090	$3,568,787	$4,261,822
Energy	424,700	0.21%	666,600	5,000	312,757
Interest Rates U.S.	1,067,050	0.53%	1,430,270	336,810	1,006,140
Interest Rates Non-U.S.	1,788,078	0.88%	4,744,697	1,784,940	2,832,058
Metals:
– OTC Contracts	274,765	0.13%	833,336	137,424	373,572
Indices	5,732,815	2.82%	8,820,806	4,867,715	6,452,960
Total	$12,856,195	6.33%

*	Average of month-end Values at Risk

As of March 31, 2008, Aspect Master’s total capital was $227,089,553. The Partnership owned 15.6% of Aspect Master.

March 31, 2008
(Unaudited)

			Three Months Ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$2,772,551	1.22%	$4,540,848	$1,834,185	$3,302,458
Energy	1,947,350	0.86%	3,915,400	520,250	2,382,783
Grains	562,810	0.25%	1,268,423	228,790	807,417
Interest Rates U.S.	1,142,700	0.50%	2,460,800	692,500	1,409,500
Interest Rates Non-U.S.	2,622,369	1.15%	7,308,817	1,946,555	4,562,950
Livestock	176,200	0.08%	280,400	122,800	212,650
Metals:
– Exchange Traded Contracts	471,000	0.21%	917,000	17,750	661,833
– OTC Contracts	686,370	0.30%	1,347,958	68,587	734,200
Softs	635,458	0.28%	1,179,179	428,455	834,994
Indices	2,889,281	1.27%	3,823,153	1,674,269	2,848,312
Total	$13,906,089	6.12%

*	Average of month-end Values at Risk

As of March 31, 2008, Graham Master’s total capital was $225,530,188. The Partnership owned 13.7% of Graham Master.

March 31, 2008
(Unaudited)

			Three Months Ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC Contracts	$25,289,910	11.21%	$34,974,242	$10,702,463	$23,317,516
Energy	811,000	0.36%	5,209,200	310,300	2,201,883
Grains	318,350	0.14%	1,046,800	52,500	590,033
Interest Rates U.S.	577,000	0.26%	1,837,000	103,550	789,817
Interest Rates Non-U.S.	873,303	0.39%	4,718,751	467,659	1,864,261
Livestock	11,200	0.00%**	20,000	11,200	17,067
Metals:
– Exchange Traded Contracts	40,000	0.02%	599,000	40,000	339,000
– OTC Contracts	99,515	0.04%	638,870	23,044	271,785
Softs	48,439	0.02%	752,387	14,000	338,294
Indices	2,140,398	0.95%	5,407,658	780,230	3,071,154
Total	$30,209,115	13.39%

*	Average of month-end Values at Risk
**	Due to rounding

As of March 31, 2008, SandRidge Master’s total capital was $361,357,788. The Partnership owned 3.3% of SandRidge Master.

March 31, 2008
(Unaudited)

			Three Months Ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average* Value at Risk
Energy	$28,134,973	7.79%	$28,812,815	$12,685,580	$23,932,612
Total	$28,134,973	7.79%

*	Average of month-end Values at Risk

Item 4T.    Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Enron Corp.

On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement (which was approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008), Citigroup will make a pretax payment of $1.66 billion to Enron, and will waive certain claims against Enron’s estate. Enron also will allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’), and will release all claims against Citigroup. Citigroup separately agreed to settle an action brought by certain trusts that issued the CLNs in question, by the related indenture trustee and by certain holders of those securities. The amounts of both settlements are fully covered by Citigroup’s existing litigation reserves.

On February 14, 2008, Citigroup agreed to settle Connecticut Resources Recovery Authority v. Lay, et al., an action brought by the Attorney General of Connecticut in connection with an Enron-related transaction; subsequently, the District Court dismissed the case on March 5, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units) Purchased*	(b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	619.5819	$1,301.30	N/A	N/A
February 1, 2008 – February 29, 2008	2,629.0281	$1,383.92	N/A	N/A
March 1, 2008 – March 31, 2008	811.0565	$1,381.07	N/A	N/A
	4,059.6665	$1,370.74
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

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Date:  May 15, 2008

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director

Date:  May 15, 2008