Form 10-Q
period 2008-06-30
SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND LP
filed 2008-08-14
CIK 1095007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes    No X

As of July 31, 2008, 66,442.0963 Limited Partnership Redeemable Units were outstanding.

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

PART I
Item 1.  Financial Statements

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Investment in Partnerships, at fair value	$104,921,977	$100,065,792
Cash	82,314	37,156
Distribution receivable	119,431	196,781

Total assets	$105,123,722	$100,299,729

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$473,057	$451,349
Management fees	153,968	145,600
Incentive fees	1,831,606	44,462
Other	85,452	58,833
Redemptions payable	1,829,731	631,876

Total liabilities	4,373,814	1,332,120

Partners’ Capital:
General Partner, 2,005.1490 unit equivalents outstanding in 2008 and 2007	2,935,719	2,583,895
Limited Partners, 66,808.8493 and 74,795.7497 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	97,814,189	96,383,714

Total partners’ capital	100,749,908	98,967,609

Total liabilities and partners’ capital	$105,123,722	$100,299,729

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Schedule of Investments
June 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Campbell Master Fund L.P.	$18,406,777	18.27%
CMF Aspect Master Fund L.P.	32,606,697	32.36
CMF Graham Capital Master Fund L.P.	29,426,620	29.21
CMF SandRidge Master Fund L.P.	13,744,579	13.64
CMF Eckhardt Master Fund L.P.	10,737,304	10.66

Total investment in Partnerships, at fair value	$104,921,977	104.14%

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Campbell Master Fund LP	$26,332,937	26.61%
CMF Aspect Master Fund LP	33,241,108	33.59
CMF Graham Capital Master Fund LP	30,339,599	30.65
CMF SandRidge Master Fund L.P.	10,152,148	10.26

Total investment in Partnerships, at fair value	$100,065.792	101.11%

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Realized gain (loss) on sale of investment in Partnership	—	—	—	(6,919,777)
Change in net unrealized gains (losses) from investment in Partnerships	8,583,426	19,456,586	18,480,589	18,839,772

Total income (loss)	8,583,426	19,456,586	18,480,589	11,919,995

Expenses:
Brokerage commissions	1,383,541	1,658,256	2,783,631	3,315,027
Management fees	452,173	535,188	900,736	1,072,569
Incentive fees	887,757	398,070	1,831,607	398,070
Other	47,769	34,463	94,703	67,086

Total expenses	2,771,240	2,625,977	5,610,677	4,852,752

Net income (loss)	5,812,186	16,830,609	12,869,912	7,067,243
Redemptions – Limited Partners	(5,522,860)	(6,094,534)	(11,087,613)	(11,245,847)

Net increase (decrease) in Partners’ Capital	289,326	10,736,075	1,782,299	(4,178,604)
Partners’ Capital, beginning of period	100,460,582	112,917,919	98,967,609	127,832,598

Partners’ Capital, end of period	$100,749,908	$123,653,994	$100,749,908	$123,653,994

Net Asset Value per Unit (68,813.9983 and 89,916.4036 Units outstanding at June 30, 2008 and 2007, respectively)	$1,464.09	$1,375.21	$1,464.09	$1,375.21

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$83.02	$180.99	$175.46	$80.62

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$5,812,186	$16,830,609	$12,869,912	$7,067,243
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnership	(10,000,000)	(9,635,703)	(10,000,000)	(9,635,703)
Proceeds from sale of investments in Partnerships	16,687,986	18,440,109	23,701,754	24,749,827
Realized loss on sale of investment in Partnerships	—	—	—	6,919,777
Net change in unrealized (appreciation) depreciation on investment in Partnerships	(8,558,148)	(19,456,586)	(18,557,939)	(18,839,772)
(Increase) decrease in distribution receivable	(25,278)	—	77,350	—
Accrued expenses:
Increase (decrease) in brokerage commissions	8,540	47,889	21,708	(14,340)
Increase (decrease) in management fees	4,941	15,111	8,368	(6,396)
Increase (decrease) in incentive fees	887,756	398,069	1,787,144	398,069
Increase (decrease) in other	(2,532)	(8,620)	26,619	7,846

Net cash provided by (used in) operating activities	4,815,451	6,630,878	9,934,916	10,646,551

Cash flows from financing activities:
Payments for redemptions – Limited Partners	(4,813,255)	(6,641,281)	(9,889,758)	(10,639,019)

Net cash provided by (used in) financing activities	(4,813,255)	(6,641,281)	(9,889,758)	(10,639,019)

Net change in cash	2,196	(10,403)	45,158	7,532
Cash, at beginning of period	80,118	39,719	37,156	21,784

Cash, at end of period	$82,314	$29,316	$82,314	$29,316

Non-cash financing activities:
Change in redemptions payable	$709,605	—	$1,197,855	—

See accompanying notes to financial statements.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

1.	General:

Salomon Smith Barney Diversified 2000 Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 25, 1999 to engage indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership through its investment in Partnerships, are volatile and involve a high degree of market risk. The Partnership commenced trading operations on June 1, 2000.

Between January 31, 2000 (commencement of the offering period) and May 30, 2000, 16,045 redeemable units of limited partnership interest (“Redeemable Units”) and 162 Redeemable Unit equivalents representing the general partner’s contribution were sold at $1,000 per Unit. The proceeds of the initial offering were held in an escrow account until May 31, 2000, at which time they were turned over to the Partnership for trading.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

As of June 30, 2008, all trading decisions for the Partnership are made by Campbell & Company, Inc., (“Campbell”), Graham Capital Management L.P. (“Graham”), Aspect Capital Limited (“Aspect”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each, an “Advisor”, and collectively, the “Advisors”). John W. Henry & Company, Inc. (“JWH”) was terminated as of March 31, 2007. Eckhardt was added as an advisor to the Partnership on April 1, 2008.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2008 and December 31, 2007, and the results of its operations, changes in Partners’ Capital, and cash flows for the three and six months ended June 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$102.73	$191.46	$214.08	$96.92
Expenses**	(19.71)	(10.47)	(38.62)	(16.30)

Increase (decrease) for the period	83.02	180.99	175.46	80.62
Net Asset Value per Redeemable Unit, beginning of period	1,381.07	1,194.22	1,288.63	1,294.59

Net Asset Value per Redeemable Unit, end of period	$1,464.09	$1,375.21	$1,464.09	$1,375.21

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ratio to average net assets: ***
Net investment income (loss) before incentive fees ****	(7.6)%	(7.6)%	(7.6)%	(7.4)%

Operating expenses	7.6%	7.6%	7.6%	7.4%
Incentive fees	0.9%	0.3%	1.8%	0.3%

Total expenses	8.5%	7.9%	9.4%	7.7%

Total return:
Total return before incentive fees	6.9%	15.5%	15.7%	6.6%
Incentive fees	(0.9)%	(0.3)%	(2.1)%	(0.4)%

Total return after incentive fees	6.0%	15.2%	13.6%	6.2%

***	Annualized (other than incentive fees)

****	Interest income less total expenses

The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership’s investments are in other Partnerships. The results of the Partnership’s trading activity are resulting from its investments in other Partnerships as shown in the Statements of Income and Expenses and Partners’ Capital.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

4.	Fair Value Measurements:

Investments.  The Partnership values its investment in the Funds at their respective net asset value per unit as calculated by each of the Funds.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of each of the Funds (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in each of the Funds. The Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$104,921,977	$—	$104,921,977	$—

Total fair value	$104,921,977	$—	$104,921,977	$—

5.	Investments in Partnerships:

On May 22, 2003, the Partnership allocated a portion of the Partnership’s capital to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (“JWH Master”). The Partnership purchased 14,370.0894 units of JWH Master with a fair value of $27,367,545. JWH Master was formed in order to permit commodity pools managed now or in the future by JWH using the Strategic Allocation Program, JWH’s propriety trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in JWH Master on March 31, 2007 resulting in a realized loss of $6,919,777.

On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 51,356.1905 units of Campbell Master with cash equal to $50,768,573, and a contribution of open commodity futures and forward positions with a fair value of $587,618. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using the Financial, Metals and Energy Large Portfolio (“FME”), to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 43,434.9465 Units of Aspect Master with cash equal to $40,490,895, and a contribution of open commodity futures and forward positions with a fair value of $2,944,052. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using the Multi-Trend Program at 125% leverage, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2007, the assets previously allocated to JWH Master were allocated to SandRidge Capital L.P. for trading. These assets were invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,659.0734 Units of SandRidge Master with cash equal to $9,635,703. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using the Managed Account Program (“the Program”), to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2008, the Partnership allocated assets to Eckhardt for trading. These assets were invested in the CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,000.0000 Units of Eckhardt Master with cash equal to $10,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by Eckhardt using the Standard Program, to invest together in one trading vehicle. The General Partner is the also general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

Campbell Master’s, Aspect Master’s, Graham Master’s SandRidge Master’s and Eckhardt Master’s (collectively, the “Funds”) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds all engage in such trading through commodity brokerage accounts maintained with CGM.

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

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

At June 30, 2008, the Partnership owned 10.2% of Campbell Master, 14.1% of Aspect Master, 13.1% of Graham Master, 3.0% of SandRidge Master and 40.9% of Eckhardt Master. At December 31, 2007, the Partnership owned 12.2% of Campbell Master, 16.4% of Aspect Master and 14.2% of Graham Master and 3.2% of SandRidge Master. Campbell, Aspect, Graham, SandRidge and Eckhardt intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master, Graham Master, SandRidge Master and Eckhardt Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	June 30, 2008
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$184,233,917	$2,818,639	$181,415,278
Aspect Master	233,295,960	1,702,697	231,593,263
Graham Master	236,314,300	11,928,431	224,385,869
SandRidge Master	456,243,961	4,253,708	451,990,253
Eckhardt Master	26,402,989	167,421	26,235,568

Total	$1,136,491,127	$20,870,896	$1,115,620,231

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$226,825,488	$10,129,288	$216,696,200
Aspect Master	209,651,889	6,956,669	202,695,220
Graham Master	223,277,892	9,683,505	213,594,387
SandRidge Master	319,006,831	6,475,106	312,531,725

Total	$978,762,100	$33,244,568	$945,517,532

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are as shown in the following tables.

	June 30, 2008		For the three months ended June 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	18.27%	$18,406,777	$1,060,272	$3,313	$915	$1,056,044	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	32.36%	32,606,697	2,050,788	11,424	1,400	2,037,964	Commodity Portfolio	Monthly
Graham Master	29.21%	29,426,620	2,496,246	44,541	1,107	2,450,598	Commodity Portfolio	Monthly
SandRidge Master	13.64%	13,744,579	2,160,030	2,690	2,149	2,155,191	Commodity Portfolio	Monthly
Eckhardt Master	10.66%	10,737,304	904,511	3,715	17,167	883,629	Commodity Portfolio	Monthly

Total		$104,921,977	$8,671,847	$65,683	$22,738	$8,583,426

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

	June 30, 2008		For the six months ended June 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	18.27%	$18,406,777	$1,419,071	$8,363	$2,010	$1,408,698	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	32.36%	32,606,697	6,854,659	27,063	2,332	6,825,264	Commodity Portfolio	Monthly
Graham Master	29.21%	29,426,620	5,377,804	85,183	2,289	5,290,332	Commodity Portfolio	Monthly
SandRidge Master	13.64%	13,744,579	4,083,253	6,083	4,504	4,072,666	Commodity Portfolio	Monthly
Eckhardt Master	10.66%	10,737,304	904,511	3,715	17,167	883,629	Commodity Portfolio	Monthly

Total		$104,921,977	$18,639,298	$130,407	$28,302	$18,480,589

	December 31, 2007		For the three months ended June 30, 2007
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	26.61%	$26,332,937	$5,007,636	$8,386	$1,412	$4,997,838	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	33.59%	33,241,108	6,292,857	20,997	1,349	6,270,511	Commodity Portfolio	Monthly
Graham Master	30.65%	30,339,599	7,571,458	40,806	1,627	7,529,025	Commodity Portfolio	Monthly
SandRidge Master	10.26%	10,152,148	664,640	5,024	404	659,212	Commodity Portfolio	Monthly

Total		$100,065,792	$19,536,591	$75,213	$4,792	$19,456,586

	December 31, 2007		For the six months ended June 30, 2007
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

JWH Master	—%	$—	$(1,620,737)	$7,358	$1,458	$(1,629,553)	Financials, Metals & Energy Portfolio	Monthly
Campbell Master	26.61%	26,332,937	3,214,515	19,631	2,528	3,192,356	Commodity Portfolio	Monthly
Aspect Master	33.59%	33,241,108	4,634,515	42,036	2,939	4,589,540	Commodity Portfolio	Monthly
Graham Master	30.65%	30,339,599	5,181,257	69,559	3,258	5,108,440	Commodity Portfolio	Monthly
SandRidge Master	10.26%	10,152,148	664,640	5,024	404	659,212	Commodity Portfolio	Monthly

Total		$100,065,792	$12,074,190	$143,608	$10,587	$11,919,995*

*	The sale of the Partnership’s investment in JWH Master on March 31, 2007 resulted in the reversal of accumulated unrealized losses of $6,919,777 to realized losses, as disclosed on the Statements of Income and Expenses and Partners’ Capital.

Salomon Smith Barney Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options on futures, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FIN 45.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds, distribution receivable and cash. The Funds’ only assets are their equities in commodity futures trading accounts consisting of cash and cash equivalents, net unrealized appreciation on open futures positions, unrealized appreciation on forward contracts, commodity options owned, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the second quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on its investments in Partnerships, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2008, Partnership Capital increased 1.8% from $98,967,609 to $100,749,908. This increase was attributable to the net income from operations of $12,869,912, which was partially offset by the redemption of 7,986.9004 Redeemable Units of Limited Partnership Interest resulting in an outflow of $11,087,613. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of each of the Funds (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in each of the Funds. The Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$104,921,977	$—	$104,921,977	$—

Total fair value	$104,921,977	$—	$104,921,977	$—

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax positions as of the effective date. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the period ending June 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

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

Results of Operations

During the Partnership’s second quarter of 2008, the Net Asset Value per Redeemable Unit increased 6.0% from $1,381.07 to $1,464.09 as compared to an increase of 15.2% in the second quarter of 2007. The Partnership experienced an unrealized gain through its investments in the Funds before brokerage commissions and related fees in the second quarter of 2008 of $8,583,426. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, non-U.S. interest rates, metals, softs, and indices and were offset by losses in U.S. interest rates and livestock. The Partnership experienced an unrealized gain through its investments in the Funds for the second quarter of 2007 of $19,456,586. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, and indices and were partially offset by losses in grains, livestock, metals and softs.

The second quarter of 2008 presented a highly volatile trading environment as weakness in the credit market continued to weigh on the global economy. Several long-term trends continued as commodity prices reached record territories and inflation concerns troubled federal bankers worldwide. The Partnership was profitable in energy, currencies, and equity indexes while losses were seen in trading U.S. interest rates and livestock.

In the energy sector, long-term bullish trend in crude oil persisted as new record prices continued to be established. The Partnership recorded strong gains in the energy sector by capitalizing on the strong long-term trends across the petroleum complex. In the currencies sector, favorable positions in U.S. Dollar against major currencies benefited the Partnership as exchange rates recovered from the lows established in the first quarter of the year. In equity indexes, reversal of the bearish trend earlier in the quarter contributed to some losses, however, strong gains were recorded in short positions in June as the international equity markets went through a massive correction into the bear market territory.

Preliminary economic suggested that the U.S. economy was not as bad as was previously perceived. U.S. fixed income sector recorded losses as the focus of the central bankers shifted from downward pressures to economy to a more hawkish stance towards inflation. Losses were also seen in livestock trading in lean hogs and live cattle.

During the Partnership’s six months ended June 30, 2008 the Net Asset Value per Redeemable Unit increased 13.6% from $1,288.63 to $1,464.09 as compared to an increase of 6.2% for the six months ended June 30, 2007. The Partnership experienced an unrealized gain through its investments in the Funds before commissions and related fees for the six months ended June 30, 2008 of $18,480,589. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, indices, livestock, metals and softs. The Partnership experienced an unrealized gain through its investments in the Funds and a realized loss from the sale of the Partnership’s investment in JWH Master for the six months ended June 30, 2007 of $11,919,995. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, U.S. and non-U.S. interest softs, and indices and were offset by losses in energy, grains, livestock and metals.

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

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Commissions and fees for the three and six months ended June 30, 2008 decreased by $274,715 and $531,396, respectively, as compared to the corresponding periods in 2007. The decrease in brokerage commissions is primarily due to a decrease in average net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2008 decreased by $83,015 and $171,833, respectively, as compared to the corresponding periods in 2007. The decrease in management fees is primarily due to a decrease in average net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three and six months ended June 30, 2008 resulted in an incentive fee accrual of $887,757 and $1,831,607, respectively. Trading performance for the three and six months ended June 30, 2007, resulted in an incentive fee accrual of $398,070.

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

Value at Risk is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds’ speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds’ losses in any market sector will be limited to Value at Risk or by the Funds’ attempts to manage its market risk.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2008, and the highest, lowest and average value during the three months ended June 30, 2008. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

As of June 30, 2008, Campbell Master’s total capital was $181,415,278. The Partnership owned 10.2% of Campbell Master.

June 30, 2008
(Unaudited)

		% of	Three Months Ended June 30, 2008
		Total	High	Low	Average*
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk

Currencies:
-OTC Contracts	$5,356,092	2.95%	$5,356,092	$2,687,710	$4,282,816
Energy	1,091,200	0.60%	1,689,425	350,150	917,225
Interest Rates U.S.	568,980	0.31%	1,181,910	467,030	907,377
Interest Rates Non-U.S.	2,624,160	1.45%	3,132,142	854,534	2,209,270
Metals:
-Exchange Traded Contracts	19,500	0.01%	168,000	19,500	80,917
-OTC Contracts	360,237	0.20%	398,920	228,353	335,147
Indices	7,776,342	4.29%	7,776,342	3,934,156	5,911,517

Total	$17,796,511	9.81%

*	Average of month-end Values at Risk

As of June 30, 2008, Aspect Master’s total capital was $231,593,263. The Partnership owned 14.1% of Aspect Master.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008
		% of Total	High	Low	Average*
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk

Currencies:
-OTC Contracts	$4,407,405	1.90%	$5,456,297	$1,762,375	$4,072,910
Energy	3,891,550	1.68%	4,744,750	1,275,450	3,370,517
Grains	1,123,839	0.49%	1,152,192	359,362	806,348
Interest Rates U.S.	61,505	0.03%	1,517,950	49,886	384,168
Interest Rates Non-U.S.	6,836,385	2.95%	8,869,154	1,490,653	4,834,032
Livestock	95,900	0.04%	203,800	92,800	108,633
Metals:
-Exchange Traded Contracts	454,250	0.20%	669,250	250,500	418,000
-OTC Contracts	1,384,404	0.60%	1,384,404	456,013	1,068,468
Softs	1,233,071	0.53%	1,253,530	388,560	956,019
Indices	5,453,638	2.35%	5,453,638	1,644,201	3,465,578

Total	$24,941,947	10.77%

*	Average of month-end Values at Risk

As of June 30, 2008, Graham Master’s total capital was $224,385,869. The Partnership owned 13.1% of Graham Master.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008
		% of Total	High	Low	Average*
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk

Currencies:
-OTC Contracts	$19,837,251	8.84%	$31,973,478	$18,266,120	$23,671,018
Energy	1,857,150	0.83%	3,930,500	835,225	2,163,498
Grains	1,210,500	0.54%	1,281,500	203,200	547,016
Interest Rates U.S.	290,550	0.13%	638,450	31,860	274,967
Interest Rates Non-U.S.	1,544,641	0.69%	3,159,901	546,990	1,836,321
Metals:
-Exchange Traded Contracts	64,000	0.03%	490,757	8,000	224,419
-OTC Contracts	776,696	0.34%	884,348	151,086	626,188
Softs	551,391	0.25%	609,596	37,571	440,683
Indices	3,950,381	1.76%	4,517,707	631,538	3,473,498

Total	$30,082,560	13.41%

*	Average of month-end Values at Risk

**	Due to rounding

As of June 30, 2008, SandRidge Master’s total capital was $451,990,253. The Partnership owned 3.0% of SandRidge Master.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008
		% of Total	High	Low	Average*
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk

Currencies:
Energy	$37,957,714	8.40%	$42,450,284	$14,639,881	$31,987,370

Total	$37,957,714	8.40%

*	Average of month-end Values at Risk

As of June 30, 2008, Eckhardt Master’s total capital was $26,235,568. The Partnership owned 40.9% of Eckhardt Master.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008
		% of Total	High	Low	Average*
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk

Currencies:
-OTC Contracts	$528,377	2.01%	$623,736	$98,499	$418,598
Energy	539,750	2.06%	859,000	330,250	673,750
Grains	131,500	0.50%	131,500	49,000	103,933
Interest Rates U.S.	19,800	0.08%	207,700	9,000	79,167
Interest Rates Non-U.S.	26,782	0.10%	358,624	26,782	147,449
Metals:
-Exchange Traded Contracts	84,500	0.32%	110,750	21,250	76,500
-OTC Contracts	263,905	1.01%	263,905	87,533	203,531
Softs	138,735	0.53%	138,762	6,446	73,510
Indices	55,000	0.21%	149,749	18,654	74,468

Total	$1,788,349	6.82%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Enron

Over the first two quarters of 2008, CGM agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) Ahlich v. Arthur Andersen, L.L.P.; (2) Delgado v. Fastow; (3) Pearson v. Fastow; (4) Rosen v. Fastow; (5) Bullock v. Arthur Andersen, L.L.P.; (6) Choucroun v. Arthur Andersen, L.L.P.; (7) Guy v. Arthur Andersen, L.L.P.; (8) Adams v. Arthur Andersen, L.L.P.; (9) Jose v. Arthur Andersen, L.L.P. and (10) Odam, et al., v. Enron Corp., et al. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, CGM agreed to settle Silvercreek Management Inc., et al. v. Salomon Smith Barney, Inc., et al., and Silvercreek Management Inc. v. Citigroup Inc., et al., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On July 9, 2008, CGM agreed to settle Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

IPO Civil Litigation

On March 26, 2008, the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints in the IPO allocation focus cases.

Subprime Mortgage-Related Litigation

The CGM, among other defendants, filed a motion to dismiss the consolidated amended derivative complaint in the matter In Re Citigroup Inc. Shareholder Derivative Litigation, pending in Delaware Chancery Court, on April 21, 2008.

On June 3, 2008, plaintiffs in In Re American Home Mortgage Securities Litigation, pending in the Eastern District of New York, filed a consolidated amended class action complaint.

On April 11, 2008, plaintiffs in In Re Countrywide Financial Corp. Securities Litigation, pending in the Central District of California, filed a consolidated amended class action complaint. Defendants, including the CGM, filed motions to dismiss on June 10, 2008.

Other Matters

On June 16, 2008, CGM, among other Citigroup related defendants, settled a previously disclosed investigation by the Securities and Exchange Commission arising from the economic and political turmoil in Argentina in the fourth quarter of 2001 and agreed to the entry of a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act which stated that the defendants violated certain books and records provisions of the Federal securities law by improperly accounting for several Argentina related developments which resulted in an overstatement of after-tax income by $311 million in that quarter. No fine or penalty was imposed and no restatement of prior financial statements was required by the SEC. The defendants consented to the issuance of the Order without admitting or denying the Commission’s findings.

Auction Rate Securities

Several individual and putative class action lawsuits have been filed against CGM related to its marketing, sale and underwriting of auction rate securities (“ARS”). These lawsuits allege, among other things, violations of the federal securities laws, federal investment adviser laws and state common law. Several of the putative class action lawsuits have been consolidated in the Southern District of New York under the caption In Re Citigroup Auction Rate securities Litigation.

On August 7, 2008, CGM reached an agreement in principle with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies regarding marketing and sale of auction rate securities. Among other things, by November 5, 2008, CGM agreed to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions and charities that purchased ARS from Citigroup prior to February 11, 2008. CGM also agreed to pay a civil penalty to the New York Attorney General in the amount of $50 million, and a civil penalty to the states in the amount of $50 million.

In addition, the CGM, along with other industry participants, has received subpoenas and/or requests for information from various self regulatory agencies and federal governmental authorities including the SEC, which has issued a formal order of investigation into whether various provisions of the federal securities laws have been violated in connection with the sale of ARS. In addition, the CGM is responding to subpoenas from various state agencies, including those in New York, Texas and Massachusetts.

On May 20, 2008, an investor in Falcon Two, filed a putative class action complaint against Falcon Two and several Citigroup related entities, including CGM, among others, in the Southern District of New York, in an action captioned Ferguson Family Trust v. Falcon.

CGM was named as a defendant in Strategies Two LLC, et al., a case alleging violations of the federal securities laws and Delaware state law in connection with a tender offer for interests in Falcon Two. On June 17, 2008, the Court denied plaintiff’s application for a preliminary injunction.

Several civil litigations have been filed against the CGM and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The putative class action lawsuits have been consolidated in the Southern District of New York under the caption In re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. The CGM removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC.

Item 1A.	Risk Factors.

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and ended Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

In June 2008, several bills were proposed in the U.S. Congress in response to record energy and agricultural prices. Some of the pending legislation, if enacted, could limit trading by speculators in futures markets. Other potentially adverse regulatory initiatives could develop suddenly and without notice. At this time management is unable to determine the potential impact on the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units) that
	of Shares	Price Paid per	Purchased as Part	May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
April 1, 2008 – April 30, 2008	1,597.1085	$1,365.43	N/A	N/A
May 1, 2008 – May 31, 2008	1,080.3862	$1,399.86	N/A	N/A
June 1, 2008 – June 30, 2008	1,249.7392	$1,464.09	N/A	N/A
	3,927.2339	$1,406.30

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

Exhibit – 10 – Advisory Agreement among the Partnership, the General Partner and Eckhardt Trading Company.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

Exhibit – 32.1 – Section 1350 Certification (Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALOMON SMITH BARNEY DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	August 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date:	August 14, 2008