Form 10-Q
period 2008-09-30
CITIGROUP DIVERSIFIED 2000 FUTURES FUND LP
filed 2008-11-14
CIK 1095007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-32599

CITIGROUP DIVERSIFIED 2000 FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	13-4077759

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
55 E. 59th Street - 10th Floor
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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes    No X

As of October 31, 2008, 60,296.0650 Limited Partnership Redeemable Units were outstanding.

CITIGROUP DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2008 and December 31, 2007 (unaudited)	3

	Schedules of Investments at September 30, 2008 and December 31, 2007 (unaudited)	4 − 5

	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and 2007 (unaudited)	6

	Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	7

	Notes to Financial Statements (unaudited)	8 − 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 − 17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18 − 20

Item 4T.	Controls and Procedures	21

PART II - Other Information		22 − 26
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I
Item 1.  Financial Statements

Citigroup Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:
Investment in Partnerships, at fair value	$91,813,776	$100,065,792
Cash	94,569	37,156
Distribution receivable	64,828	196,781

Total assets	$91,973,173	$100,299,729

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$413,879	$451,349
Management fees	135,473	145,600
Incentive fees	682,047	44,462
Other	96,022	58,833
Redemptions payable	1,852,946	631,876

Total liabilities	3,180,367	1,332,120

Partners’ Capital:
General Partner, 2,005.1490 unit equivalents outstanding in 2008 and 2007	2,743,284	2,583,895
Limited Partners, 62,896.3272 and 74,795.7497 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	86,049,522	96,383,714

Total partners’ capital	88,792,806	98,967,609

Total liabilities and partners’ capital	$91,973,173	$100,299,729

See accompanying notes to financial statements.

Citigroup Diversified 2000 Futures Fund L.P.
Schedule of Investments
September 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Campbell Master Fund L.P.	$16,833,207	18.96%
CMF Aspect Master Fund L.P.	27,255,349	30.69
CMF Graham Capital Master Fund L.P.	25,285,623	28.48
CMF SandRidge Master Fund L.P.	12,564,817	14.15
CMF Eckhardt Master Fund L.P.	9,874,780	11.12

Total investment in Partnerships, at fair value	$91,813,776	103.40%

See accompanying notes to financial statements.

Citigroup Diversified 2000 Futures Fund L.P.
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

Citigroup Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Realized gain (loss) on sale of investment in Partnership	$—	$—	$—	$(6,919,777)
Change in net unrealized gains (losses) from investment in Partnerships	(6,047,763)	(8,245,165)	12,432,826	10,594,603

Total income (loss)	(6,047,763)	(8,245,165)	12,432,826	3,674,826

Expenses:
Brokerage commissions	1,274,002	1,522,280	4,057,633	4,837,303
Management fees	417,277	492,467	1,318,013	1,565,036
Incentive fees	(1,149,560)	(368,878)	682,047	29,191
Other	40,228	43,306	134,931	110,393

Total expenses	581,947	1,689,175	6,192,624	6,541,923

Net income (loss)	(6,629,710)	(9,934,340)	6,240,202	(2,867,097)
Redemptions – Limited Partners	(5,327,392)	(5,773,952)	(16,415,005)	(17,019,799)

Net increase (decrease) in Partners’ Capital	(11,957,102)	(15,708,292)	(10,174,803)	(19,886,896)
Partners’ Capital, beginning of period	100,749,908	123,653,994	98,967,609	127,832,598

Partners’ Capital, end of period	$88,792,806	$107,945,702	$88,792,806	$107,945,702

Net Asset Value per Unit (64,901.4762 and 85,317.5694 Units outstanding at September 30, 2008 and 2007, respectively)	$1,368.12	$1,265.22	$1,368.12	$1,265.22

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(95.97)	$(109.99)	$79.49	$(29.37)

See accompanying notes to financial statements.

Citigroup Diversified 2000 Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$6,240,202	$(2,867,097)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Partnership	(10,000,000)	(9,635,703)
Proceeds from sale of investments in Partnerships	30,816,795	33,600,088
Realized loss on sale of investment in Partnerships	—	6,919,777
Net change in unrealized (appreciation) depreciation on investment in Partnerships	(12,564,779)	(10,594,603)
(Increase) decrease in distribution receivable	131,953	—
Accrued expenses:
Increase (decrease) in brokerage commissions	(37,470)	(91,338)
Increase (decrease) in management fees	(10,127)	(31,174)
Increase (decrease) in incentive fees	637,585	29,191
Increase (decrease) in other	37,189	(12,403)

Net cash provided by (used in) operating activities	15,251,348	17,316,738

Cash flows from financing activities:
Payments for redemptions – Limited Partners	(15,193,935)	(17,324,303)

Net cash provided by (used in) financing activities	(15,193,935)	(17,324,303)

Net change in cash	57,413	(7,565)
Cash, at beginning of period	37,156	21,784

Cash, at end of period	$94,569	$14,219

See accompanying notes to financial statements.

Citigroup Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

1.	General:

Citigroup Diversified 2000 Futures Fund L.P., (formerly known as Salomon Smith Barney Diversified 2000 Futures Fund L.P.) (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 25, 1999 to engage indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership through its investment in Partnerships, are volatile and involve a high degree of market risk. The Partnership commenced trading operations on June 1, 2000.

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

As of September 30, 2008, all trading decisions for the Partnership are made by Campbell & Company, Inc., (“Campbell”), Graham Capital Management L.P. (“Graham”), Aspect Capital Limited (“Aspect”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each, an “Advisor”, and collectively, the “Advisors”). John W. Henry & Company, Inc. (“JWH”) was terminated as of March 31, 2007. Eckhardt was added as an advisor to the Partnership on April 1, 2008.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2008 and December 31, 2007, and the results of its operations, changes in Partners’ Capital for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

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

Citigroup Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$(105.88)	$(108.10)	$108.20	$(11.18)
Expenses**	9.91	(1.89)	(28.71)	(18.19)

Increase (decrease) for the period	(95.97)	(109.99)	79.49	(29.37)
Net Asset Value per Redeemable Unit, beginning of period	1,464.09	1,375.21	1,288.63	1,294.59

Net Asset Value per Redeemable Unit, end of period	$1,368.12	$1,265.22	$1,368.12	$1,265.22

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Ratio to average net assets: ***
Net investment income (loss) before incentive fees ****	(7.4)%	(7.2)%	(7.6)%	(7.4)%

Operating expenses	7.4%	7.2%	7.6%	7.4%
Incentive fees	(1.2)%	(0.3)%	0.7%	0.0	% *****

Total expenses	6.2%	6.9%	8.3%	7.4%

Total return:
Total return before incentive fees	(7.8)%	(8.3)%	7.0%	(2.2)%
Incentive fees	1.2%	0.3%	(0.8)%	(0.1)%

Total return after incentive fees	(6.6)%	(8.0)%	6.2%	(2.3)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

*****	Due to rounding

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

Citigroup Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

4.	Fair Value Measurements:

Investments.  The Partnership values its investment in the Funds at their respective net asset value per unit as calculated by each of the Funds.

Fair Value Measurements.  The Partnership adopted Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of each of the Funds (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in each of the Funds. As of September 30, 2008, the Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	9/30/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$91,813,776	$—	$91,813,776	$—

Total fair value	$91,813,776	$—	$91,813,776	$—

5.	Investments in Partnerships:

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

Citigroup Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
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

Citigroup Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

At September 30, 2008, the Partnership owned approximately 11.4% of Campbell Master, 13.4% of Aspect Master, 12.3% of Graham Master, 2.8% of SandRidge Master and 41.2% of Eckhardt Master. At December 31, 2007, the Partnership owned approximately 12.2% of Campbell Master, 16.4% of Aspect Master and 14.2% of Graham Master and 3.2% of SandRidge Master. Campbell, Aspect, Graham, SandRidge and Eckhardt intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master, Graham Master, SandRidge Master and Eckhardt Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	September 30, 2008
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$154,427,267	$7,239,412	$147,187,855
Aspect Master	206,756,303	3,207,551	203,548,752
Graham Master	232,440,697	27,525,390	204,915,307
SandRidge Master	447,192,545	1,119,207	446,073,338
Eckhardt Master	24,179,253	238,266	23,940,987

Total	$1,064,996,065	$39,329,826	$1,025,666,239

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$226,825,488	$10,129,288	$216,696,200
Aspect Master	209,651,889	6,956,669	202,695,220
Graham Master	223,277,892	9,683,505	213,594,387
SandRidge Master	319,006,831	6,475,106	312,531,725

Total	$978,762,100	$33,244,568	$945,517,532

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are as shown in the following tables.

	September 30, 2008		For the three months ended September 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	18.96%	$16,833,207	$(493,558)	$3,188	$955	$(497,701)	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	30.69%	27,255,349	(2,810,097)	12,139	1,394	(2,823,630)	Commodity Portfolio	Monthly
Graham Master	28.48%	25,285,623	(1,079,113)	31,924	835	(1,111,872)	Commodity Portfolio	Monthly
SandRidge Master	14.15%	12,564,817	(933,946)	2,044	1,890	(937,880)	Energy Portfolio	Monthly
Eckhardt Master	11.12%	9,874,780	(666,477)	4,931	5,272	(676,680)	Commodity Portfolio	Monthly

Total		$91,813,776	$(5,983,191)	$54,226	$10,346	$(6,047,763)

Citigroup Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

	September 30, 2008		For the nine months ended September 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	18.96%	$16,833,207	$925,513	$11,551	$2,965	$910,997	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	30.69%	27,255,349	4,044,562	39,202	3,726	4,001,634	Commodity Portfolio	Monthly
Graham Master	28.48%	25,285,623	4,298,691	117,107	3,124	4,178,460	Commodity Portfolio	Monthly
SandRidge Master	14.15%	12,564,817	3,149,307	8,127	6,394	3,134,786	Energy Portfolio	Monthly
Eckhardt Master	11.12%	9,874,780	238,034	8,646	22,439	206,949	Commodity Portfolio	Monthly

Total		$91,813,776	$12,656,107	$184,633	$38,648	$12,432,826

	December 31, 2007		For the three months ended September 30, 2007
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	26.61%	$26,332,937	$(5,163,897)	$6,934	$1,425	$(5,172,256)	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	33.59%	33,241,108	(2,668,253)	20,156	1,197	(2,689,606)	Commodity Portfolio	Monthly
Graham Master	30.65%	30,339,599	(397,363)	35,904	1,537	(434,804)	Commodity Portfolio	Monthly
SandRidge Master	10.26%	10,152,148	65,241	9,900	3,840	51,501	Energy Portfolio	Monthly

Total		$100,065,792	$(8,164,272)	$72,894	$7,999	$(8,245,165)

	December 31, 2007		For the nine months ended September 30, 2007
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

JWH Master	—%	$—	$(1,620,737)	$7,358	$1,458	$(1,629,553)	Commodity Portfolio	Monthly
Campbell Master	26.61%	26,332,937	(1,949,382)	26,564	3,953	(1,979,899)	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	33.59%	33,241,108	1,966,262	62,191	4,136	1,899,935	Commodity Portfolio	Monthly
Graham Master	30.65%	30,339,599	4,783,894	105,464	4,799	4,673,631	Commodity Portfolio	Monthly
SandRidge Master	10.26%	10,152,148	729,881	14,924	4,245	710,712	Energy Portfolio	Monthly

Total		$100,065,792	$3,909,918	$216,501	$18,591	$3,674,826 *

*	The sale of the Partnership’s investment in JWH Master on March 31, 2007 resulted in the reversal of accumulated unrealized losses of $6,919,777 to realized losses, as disclosed on the Statements of Income and Expenses and Partners’ Capital.

Citigroup Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds, distribution receivable and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the third quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on its investments in Partnerships, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2008, Partnership Capital decreased 10.3% from $98,967,609 to $88,792,806. This decrease was attributable to the redemption of 11,899.4225 Redeemable Units of Limited Partnership Interest resulting in an outflow of $16,415,005, which was partially offset by the net income from operations of $6,240,202. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Fair Value Measurements. For disclosures related to fair value measurements pursuant to SFAS 157, refer to note 4 in the notes to financial statements.

Options. The Partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily.

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax positions as of the effective date. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the period ending September 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are major tax jurisdictions for the Partnership and the earliest tax years subject to examination: United States – 2004.

Recent Accounting Pronouncement.  On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

Results of Operations

During the Partnership’s third quarter of 2008, the Net Asset Value per Redeemable Unit decreased 6.6% from $1,464.09 to $1,368.12 as compared to a decrease of 8.0% in the third quarter of 2007. The Partnership experienced an unrealized loss through its investments in the Funds before brokerage commissions and related fees in the third quarter of 2008 of $6,047,763. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, non-U.S. interest rates and softs and were partially offset by gains in U.S. interest rates, livestock, metals and indices. The Partnership experienced an unrealized loss through its investments in the Funds for the third quarter of 2007 of $8,245,165. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in energy and grains.

The third quarter of 2008 finished with one of the most unstable and volatile months in the history of the U.S. financial markets. During the quarter, the world's credit markets virtually seized up, commodity prices plunged and most major equity indices declined significantly, while some of the largest U.S. financial institutions were under pressure. High volatility across most market sectors was a manifestation of investor fears and anxiety. The lingering but still powerful effect of the housing and sub- prime credit crisis continued to wreak havoc on Wall Street, while generating social and political acrimony across the U.S. as the nation debated the cost and merit of the government's policy response. Against this backdrop, the Partnership suffered small losses for the quarter from energy, currencies and agricultural commodities.

Slowing economic conditions around the globe and record high prices in many markets raised concerns that demand for energies and other raw materials would fall. Crude prices reached a new record high in mid-July on supply threats in Nigeria and Brazil and raised tensions over the Iranian nuclear program. However, the subsequent correction was severe, with prices falling around fifteen percent from intra-month highs. Losses were taken most notably in July during the initial reversal and continued throughout the quarter. The U.S. dollar experienced steep declines in early September, only to reverse late month in a dramatic rise as the financial crisis reached Europe. Short position in the Japanese yen also contributed to losses as exchange rates fell sharply from 108.80 down to 104.66 in the first half of September. In grains markets, losses were realized in corn positions as prices declined in connection to demand for ethanol. Prices in the soybean complex also fell sharply in July as near-perfect weather improved crop conditions and averted potential supply disruptions.

Profits generated from trading equity indices only partially offset losses for the quarter. Equity markets gyrated wildly as market participants waited on a bailout plan from Congress to buy risky mortgage securities directly from banks. Short positions in global equity indices provided gains for the Partnership.

During the Partnership’s nine months ended September 30, 2008 the Net Asset Value per Redeemable Unit increased 6.2% from $1,288.63 to $1,368.12 as compared to a decrease of 2.3% for the nine months ended September 30, 2007. The Partnership experienced an unrealized gain through its investments in the Funds before brokerage commissions and related fees for the nine months ended September 30, 2008 of $12,432,826. Gains were primarily attributable to the trading by the Funds of commodity futures in energy, grains, U.S. interest rates, indices, livestock, metals and softs and were offset by losses in currencies and non-U.S. interest rates. The Partnership experienced a net realized and unrealized gain through its investments in the Funds for the nine months ended September 30, 2007 of $3,674,826. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, U.S. interest rates, livestock, metals and softs and were offset by losses in grains, non-U.S. interest rates and indices.

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

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Commissions and fees for the three and nine months ended September 30, 2008 decreased by $248,278 and $779,670, respectively, as compared to the corresponding periods in 2007. The decrease in brokerage commissions is primarily due to a decrease in average net assets during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2008 decreased by $75,190 and $247,023, respectively, as compared to the corresponding periods in 2007. The decrease in management fees is primarily due to a decrease in average net assets during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended September 30, 2008 resulted in a reversal of an incentive fee accrual of $1,149,560. Trading performance for the nine months ended September 30, 2008 resulted in an incentive fee accrual of $682,047. Trading performance for the three months ended September 30, 2007 resulted in a reversal of an incentive fee accrual of $368,878. Trading performance for the nine months ended September 30, 2007 resulted in an incentive fee accrual of $29,191.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2008, and the highest, lowest and average value during the three months ended September 30, 2008. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

As of September 30, 2008, Campbell Master’s total capital was $147,187,855. The Partnership owned approximately 11.4% of Campbell Master.

September 30, 2008
(Unaudited)

		% of	Three Months Ended September 30, 2008
		Total	High	Low	Average*
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk

Currencies:
-OTC Contracts	$2,876,841	1.96%	$6,459,319	$2,876,841	$4,601,348
Energy	541,660	0.37%	1,300,850	541,660	756,787
Interest Rates U.S.	1,312,600	0.89%	1,754,540	597,450	1,482,057
Interest Rates Non-U.S.	1,750,301	1.19%	2,596,726	1,509,566	1,787,253
Metals:
-Exchange Traded Contracts	110,000	0.07%	176,000	7,500	80,417
-OTC Contracts	171,734	0.12%	468,207	171,734	252,869
Indices	2,654,457	1.80%	8,798,196	2,654,457	4,060,971

Total	$9,417,593	6.40%

*	Average of month-end Values at Risk

As of September 30, 2008, Aspect Master’s total capital was $203,548,752. The Partnership owned approximately 13.4% of Aspect Master.

September 30, 2008
(Unaudited)

			Three Months Ended September 30, 2008
		% of Total	High	Low	Average*
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk

Currencies:
-OTC Contracts	$3,100,873	1.52%	$7,405,062	$2,401,470	$4,709,380
Energy	1,316,062	0.65%	4,174,850	911,275	1,732,633
Grains	142,571	0.07%	1,123,102	84,806	388,994
Interest Rates U.S.	1,519,200	0.75%	3,458,200	128,150	2,014,267
Interest Rates Non-U.S.	3,163,063	1.55%	8,325,577	2,997,830	5,037,763
Livestock	201,100	0.10%	283,500	66,700	187,667
Metals:
-Exchange Traded Contracts	509,000	0.25%	1,027,750	219,500	440,917
-OTC Contracts	1,797,978	0.88%	3,185,925	652,258	1,812,016
Softs	567,631	0.28%	1,461,690	489,113	956,540
Indices	1,619,873	0.80%	7,152,565	1,619,873	3,261,781

Total	$13,937,351	6.85%

*	Average of month-end Values at Risk

As of September 30, 2008, Graham Master’s total capital was $204,915,307. The Partnership owned approximately 12.3% of Graham Master.

September 30, 2008
(Unaudited)

			Three Months Ended September 30, 2008
		% of Total	High	Low	Average*
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk

Currencies:
-Exchange Traded Contracts	$18,000	0.01%	$34,000	$4,400	$18,000
-OTC Contracts	9,276,313	4.53%	27,527,348	7,928,147	19,253,186
Energy	1,418,960	0.69%	2,825,275	335,875	1,013,172
Grains	657,800	0.32%	1,045,500	66,550	361,157
Interest Rates U.S.	320,600	0.16%	2,381,150	24,412	691,367
Interest Rates Non-U.S.	1,150,706	0.56%	3,767,848	461,503	1,814,976
Livestock	21,600	0.01%	21,600	800	10,500
Metals:
-Exchange Traded Contracts	285,250	0.14%	656,500	92,000	245,197
-OTC Contracts	641,670	0.31%	1,415,425	374,315	536,684
Softs	551,663	0.27%	596,579	293,730	480,354
Indices	1,980,731	0.97%	5,270,747	1,227,969	2,934,659

Total	$16,323,293	7.97%

*	Average of month-end Values at Risk

As of September 30, 2008, SandRidge Master’s total capital was $446,073,338. The Partnership owned approximately 2.8% of SandRidge Master.

September 30, 2008
(Unaudited)

			Three Months Ended September 30, 2008
		% of Total	High	Low	Average*
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk

Energy	$19,604,174	4.39%	$38,569,957	$12,297,376	$21,528,944

Total	$19,604,174	4.39%

*	Average of month-end Values at Risk

As of September 30, 2008, Eckhardt Master’s total capital was $23,940,987. The Partnership owned approximately 41.2% of Eckhardt Master.

September 30, 2008
(Unaudited)

			Three Months Ended September 30, 2008
		% of Total	High	Low	Average*
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk

Energy	$9,250	0.04%	$602,000	$9,250	$52,833
Grains	22,000	0.09%	131,500	22,000	48,733
Interest Rates U.S.	248,900	1.04%	693,100	19,800	320,650
Interest Rates Non-U.S.	209,995	0.88%	501,299	26,466	174,295
Softs	19,059	0.08%	146,081	12,489	49,197

Total	$509,204	2.13%

*	Average of month-end Values at Risk

Item 4T.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
Research Analyst Litigation
On September 30, 2008, the Court of Appeals for the Second Circuit vacated the District Court’s order granting class certification in the matter IN RE SALOMON ANALYST METROMEDIA. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period. The settlement is subject to judicial approval. The proposed settlement amount is covered by existing litigation reserves.
Subprime-Mortgage-Related Litigation
Citigroup Inc., Citigroup Global Markets Inc. and several current and former officers and directors, and numerous other financial institutions, have been named as defendants in a class action lawsuit filed on September 30, 2008, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 arising out of offerings of Citigroup securities issued in 2006 and 2007. This action, LOUISIANA SHERIFFS’ PENSION AND RELIEF FUND v. CITIGROUP INC., et al., is currently pending in New York state court.
Citigroup Global Markets Inc., along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which CGMI underwrote securities offerings. These actions assert that CGMI violated Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008.
On September 12, 2008, defendants, including Citigroup Inc. and Citigroup Global Markets Inc., moved to dismiss the complaint in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION.

Auction Rate Securities-Related Litigation
On September 19, 2008, MILLER v. CALAMOS GLOBAL DYNAMIC INCOME FUND, et al., which had been pending in the United States District Court for the Southern District of New York and in which Citigroup Global Markets Inc. had been named as a defendant, was voluntarily dismissed.
On August 25, 2008, Lead Plaintiffs in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint.
Citigroup Inc. and Citigroup Global Markets Inc., along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) MAYOR AND CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., et al., and (2) MAYFIELD v. CITIGROUP INC., et al., and both are pending in the United States District Court for the Southern District of New York.
On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
A consolidated amended class action complaint was filed in IN RE MAT FIVE SECURITIES LITIGATION on October 2, 2008.
On July 21, 2008, the Court approved the voluntary dismissal without prejudice of FERGUSON FAMILY TRUST v. FALCON STRATEGIES TWO LLC, et al.
Citigroup and its administration and investment committees filed a motion to dismiss the purported class action complaint in LEBER v. CITIGROUP, INC., et al., on August 29, 2008. The motion is currently pending.

Item 1A.	Risk Factors.

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and ended Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

In June 2008, several bills were proposed in the U.S. Congress in response to record energy and agricultural prices. Some of the pending legislation, if enacted, could limit trading by speculators in futures markets. Other potentially adverse regulatory initiatives could develop suddenly and without notice. At this time management is unable to determine the potential impact on the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units) that
	of Shares	Price Paid per	Purchased as Part	May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
July 1, 2008 – July 31, 2008	366.7530	$1,392.71	N/A	N/A
August 1, 2008 – August 31, 2008	2,191.3951	$1,352.41	N/A	N/A
September 1, 2008 – September 30, 2008	1,354.3740	$1,368.12	N/A	N/A
	3,912.5221	$1,361.63

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

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and quarterly report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

CITIGROUP DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	November 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date:	November 14, 2008