Form 10-Q
period 2009-03-31
CITIGROUP DIVERSIFIED 2000 FUTURES FUND LP
filed 2009-05-15
CIK 1095007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

Yes X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes    No X

As of April 30, 2009, 51,689.7559 Limited Partnership Redeemable Units were outstanding.

CITIGROUP DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at March 31, 2009 and December 31, 2008 (unaudited)	4 − 5

	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 − 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 − 16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 − 19

Item 4T.	Controls and Procedures	20

PART II - Other Information		21 − 25
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1.  Financial Statements

Citigroup Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008

Assets:
Investment in Partnerships, at fair value	$83,589,715	$92,202,668
Cash	64,713	81,013

Total assets	$83,654,428	$92,283,681

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$376,445	$415,277
Management fees	122,386	134,150
Incentive fees	164,925	2,324,181
Other	68,887	90,877
Redemptions payable	2,842,069	2,406,939

Total liabilities	3,574,712	5,371,424

Partners’ Capital:
General Partner, 1,868.2283 and 2,005.1490 Unit equivalents outstanding at March 31, 2009 and December 31, 2008, respectively	2,728,921	2,975,581
Limited Partners, 52,954.5987 and 56,562.1227 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	77,350,795	83,936,676

Total partners’ capital	80,079,716	86,912,257

Total liabilities and partners’ capital	$83,654,428	$92,283,681
	,

See accompanying notes to financial statements.

Citigroup Diversified 2000 Futures Fund L.P.
Schedule of Investments
March 31, 2009
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Campbell Master Fund L.P.	$11,440,151	14.29%
CMF Aspect Master Fund L.P.	26,197,803	32.71
CMF Graham Capital Master Fund L.P.	25,307,181	31.60
CMF SandRidge Master Fund L.P.	12,971,984	16.20
CMF Eckhardt Master Fund L.P.	7,672,596	9.58

Total investment in Partnerships, at fair value	$83,589,715	104.38%

See accompanying notes to financial statements.

Citigroup Diversified 2000 Futures Fund L.P.
Schedule of Investments
December 31, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Campbell Master Fund L.P.	$13,096,955	15.07%
CMF Aspect Master Fund L.P.	30,244,967	34.80
CMF Graham Capital Master Fund L.P.	28,384,660	32.66
CMF SandRidge Master Fund L.P.	12,612,757	14.51
CMF Eckhardt Master Fund L.P.	7,863,329	9.05

Total investment in Partnerships, at fair value	$92,202,668	106.09%

See accompanying notes to financial statements.

Citigroup Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on investment in Partnerships	$(2,145,153)	$8,507,965
Change in net unrealized gains (losses) on investment in Partnerships	2,613,149	1,032,303

Gain (loss) from trading, net	467,996	9,540,268
Interest income from investment in Partnerships	18,758	427,181

Total income (loss)	486,754	9,967,449

Expenses:
Brokerage commissions including clearing fees	1,191,660	1,464,812
Management fees	377,835	448,563
Incentive fees	164,925	943,850
Other	59,834	52,498

Total expenses	1,794,254	2,909,723

Net income (loss)	(1,307,500)	7,057,726
Redemptions - General Partner	(200,000)	—
Redemptions - Limited Partners	(5,325,041)	(5,564,753)

Net increase (decrease) in Partners’ Capital	(6,832,541)	1,492,973
Partners’ Capital, beginning of period	86,912,257	98,967,609

Partners’ Capital, end of period	$80,079,716	$100,460,582

Net Asset Value per Unit (54,822.8270 and 72,741.2322 Units outstanding at March 31, 2009 and 2008, respectively)	$1,460.70	$1,381.07

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(23.27)	$92.44

See accompanying notes to financial statements.

Citigroup Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

1.	General:

Citigroup Diversified 2000 Futures Fund L.P., (formerly known as Salomon Smith Barney Diversified 2000 Futures Fund L.P.) (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 25, 1999 to engage indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership through its investment in Partnerships, are volatile and involve a high degree of market risk. The Partnership commenced trading operations on June 1, 2000.

Between January 31, 2000 (commencement of the offering period) and May 30, 2000, 16,045 redeemable units of limited partnership interest (“Redeemable Units”) and 162 Redeemable Unit equivalents representing the general partner’s contribution were sold at $1,000 per Unit. The proceeds of the initial offering were held in an escrow account until May 31, 2000, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 150,000 Redeemable Units during its initial offering period. As of November 25, 2002, the Partnership was authorized to sell an additional 40,000 Redeemable Units. The Partnership no longer offers Redeemable Units for sale.

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

On January 13, 2009, Citigroup and Morgan Stanley (“MS”) announced a joint venture (“JV”) that will combine the Global Wealth Management platform of MS with the Smith Barney, Quilter and Australia private client networks. Citigroup will sell 100% of these businesses to MS in exchange for a 49% stake in the JV and an estimated $2.7 billion of cash at closing. At the time of the announcement, the estimated pretax gain was $9.5 billion ($5.8 billion after-tax), based on valuations performed at that time. Since the actual gain that will be recorded is dependent upon the value of the JV on the date the transaction closes, it may differ from the estimated amount. The transaction is anticipated to close no later than third quarter of 2009. It is anticipated that Citigroup will continue to support the clearing and settling of the JV activities for a period of between two to three years.

As of March 31, 2009, all trading decisions for the Partnership are made by Campbell & Company, Inc., (“Campbell”), Graham Capital Management L.P. (“Graham”), Aspect Capital Limited (“Aspect”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each, an “Advisor”, and collectively, the “Advisors”).

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2009 and December 31, 2008, and the results of its operations, changes in Partners’ Capital for the three months ended March 31, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

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

Citigroup Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008

Net realized and unrealized gains (losses)*	$(13.19)	$105.79
Interest income	0.32	5.63
Expenses**	(10.40)	(18.98)

Increase (decrease) for the period	(23.27)	92.44
Net Asset Value per Redeemable Unit, beginning of period	1,483.97	1,288.63

Net Asset Value per Redeemable Unit, end of period	$1,460.70	$1,381.07

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended
	March 31,
	2009	2008

Ratio to average net assets: ***
Net investment income (loss) before incentive fees ****	(7.7)%	(6.2)%

Operating expenses	7.8%	7.9%
Incentive fees	0.2%	0.9%

Total expenses	8.0%	8.8%

Total return:
Total return before incentive fees	(1.4)%	8.2%
Incentive fees	(0.2)%	(1.0)%

Total return after incentive fees	(1.6)%	7.2%

***	Annualized (other than incentive fees)

****	Interest income less total expenses

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

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
     The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital.

Citigroup Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

4.	Fair Value Measurements:

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other partnerships, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.

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

The Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of March 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	3/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$83,589,715	$—	$83,589,715	$—

Total fair value	$83,589,715	$—	$83,589,715	$—

5.	Investments in Partnerships:

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

On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 51,356.1905 units of Campbell Master with cash equal to $50,768,573, and a contribution of open commodity futures and forward contracts with a fair value of $587,618. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using the Financial, Metals and Energy Large Portfolio (“FME”), to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

Citigroup Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 43,434.9465 Units of Aspect Master with cash equal to $40,490,895, and a contribution of open commodity futures and forward contracts with a fair value of $2,944,052. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

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

On April 1, 2007, the assets previously allocated to JWH Master were allocated to SandRidge Capital L.P. for trading These assets were invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,659.0734 Units of SandRidge Master with cash equal to $9,635,703. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using the Managed Account Program (“the Program”), to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2008, the Partnership allocated assets to Eckhardt for trading were invested in the CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,000.0000 Units of Eckhardt Master with cash equal to $10,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by Eckhardt using the Standard Program, to invest together in one trading vehicle. The General Partner is the also general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

Campbell Master’s, Aspect Master’s, Graham Master’s, SandRidge Master’s and Eckhardt Master’s (collectively, the “Funds”) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

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

All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Funds. All other fees, including CGM’s direct brokerage commission, are charged at the Partnership level.

Citigroup Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

At March 31, 2009, the Partnership owned approximately 10.4% of Campbell Master, 12.6% of Aspect Master, 13.3% of Graham Master, 2.6% of SandRidge Master and 38.3% of Eckhardt Master. At December 31, 2008, the Partnership owned approximately 10.3% of Campbell Master, 12.6% of Aspect Master, 12.6% of Graham Master, 2.8% of SandRidge Master and 38.3% Eckhardt Master. Campbell, Aspect, Graham, SandRidge and Eckhardt intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master, Graham Master, SandRidge Master and Eckhardt Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

     Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	March 31, 2009
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$110,228,900	$712,362	$109,516,538
Aspect Master	209,855,740	2,700,536	207,155,204
Graham Master	191,467,038	1,904,562	189,562,476
SandRidge Master	511,229,301	2,938,336	508,290,965
Eckhardt Master	20,028,476	21,587	20,006,889

Total	$1,042,809,455	$8,277,383	$1,034,532,072

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$127,587,225	$112,263	$127,474,962
Aspect Master	240,236,167	881,834	239,354,333
Graham Master	224,787,639	296,697	224,490,942
SandRidge Master	565,091,084	115,372,638	449,718,446
Eckhardt Master	20,544,954	15,519	20,529,435

Total	$1,178,247,069	$116,678,951	$1,061,568,118

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are as shown in the following tables.

	March 31, 2009		For the three months ended March 31, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	14.29%	$11,440,151	$44,390	$1,631	$1,181	$41,578	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	32.71%	26,197,803	(377,731)	4,617	1,192	(383,540)	Commodity Portfolio	Monthly
Graham Master	31.60%	25,307,181	(220,036)	16,011	1,031	(237,078)	Commodity Portfolio	Monthly
SandRidge Master	16.20%	12,971,984	1,074,883	4,630	1,805	1,068,448	Energy Portfolio	Monthly
Eckhardt Master	9.58%	7,672,596	(34,752)	989	6,999	(42,740)	Commodity Portfolio	Monthly

Total		$83,589,715	$486,754	$27,878	$12,208	$446,668

Citigroup Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

	December 31, 2008		For the three months ended March 31, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

							Financials, Metals & Energy
Campbell Master	15.07%	$13,096,955	$358,797	$5,049	$1,096	$352,652	Portfolio	Monthly
Aspect Master	34.80%	30,244,967	4,803,871	15,639	931	4,787,301	Commodity Portfolio	Monthly
Graham Master	32.66%	28,384,660	2,881,558	40,641	1,182	2,839,735	Commodity Portfolio	Monthly
SandRidge Master	14.51%	12,612,757	1,923,223	3,393	2,355	1,917,475	Energy Portfolio	Monthly
Eckhardt Master	9.05%	7,863,329	—	—	—	—	Commodity Portfolio	Monthly

Total		$92,202,668	$9,967,449	$64,722	$5,564	$9,897,163

Citigroup Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, Funds’ counterparty is an exchange or clearing organization.
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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the first quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on its investments in Partnerships, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, Partnership Capital decreased 7.9% from $86,912,257 to $80,079,716. This decrease was attributable to the net loss from operations of $1,307,500, coupled with the redemption of 3,607.5240 Redeemable Units of Limited Partnership Interest resulting in an outflow of $5,325,041 and 136.9207 General Partner Unit equivalents totaling $200,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.
     Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).
     Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other partnerships, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.
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
     The Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of March 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Partners’ Capital.

     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Partners’ Capital.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Partners’ Capital.
     Options. The Funds may purchase and write (sell) both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Partners’ Capital.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three months ended March 31, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.
     Recent Accounting Pronouncements. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management believes that the adoption of the FSP will have no effect on the Partnership’s Financial Statements.

Results of Operations
     During the first quarter of 2009, the Partnership’s Net Asset Value per Redeemable Unit decreased 1.6% from $1,483.97 to $1,460.70 as compared to an increase of 7.2% in the first quarter of 2008. The Partnership experienced a net trading gain through its investment in the Funds before brokerage commissions and related fees in the first quarter of 2009 of $467,996. Gains were primarily attributable to the Funds trading in energy, non-U.S. interest rates and livestock and were partially offset by losses in currencies, grains, softs, U.S. interest rates, metals, indices and lumber. The Partnership experienced a net trading gain through its investment in the Funds before brokerage commissions and related fees in the first quarter of 2008 of $9,540,268. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, U.S. interest rates, livestock, metals, softs, and indices and were partially offset by losses in non-U.S. interest rates.

     The first quarter of 2009 is a continuation of the trends of late 2008, with the financial economy interacting with the real economy to cause massive declines in activity. Weekly initial jobless claims have doubled from 300,000 a year ago to 600,000 in the first quarter of 2009. German and Japanese exports are down year over year by approximately 25% and 50% respectively. Automotive sales in the U.S. are down roughly 40% from a year ago. These economic declines are reinforcing financial asset price declines, as earnings begin to disappoint and leveraged investors are liquidated. Later in the quarter, the Treasury unveiled details of its financial stability plan, which includes public-private investment partnerships to remove legacy assets from bank balance sheets, additional public capital for weak banks and affordable housing initiatives to prevent foreclosures. While interventions by the Treasury generated much needed support for market indexes, the economic and market conditions remain relatively unchanged and the long term outlook is still unclear. The Partnership realized profits for the month, primarily in energy and global fixed income markets.
     In the energy sector, the Partnership recorded gains as the bearish trend across the petroleum complex became range bound. In the crude oil market, contango spread widened to historic levels indicating that the excess supply in the market was being pushed into storage. The severity of the economic downturn was highlighted early in the quarter when reports showed the US unemployment rate rising to fifteen year highs of 7.2%. With the US Federal Reserve maintaining a near-zero interest rate policy, rate decisions by the European Central Bank and the Bank of England claimed center stage. Fixed income prices rallied, especially in European bonds, benefiting the portfolio.

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

CGM will pay monthly interest to the Partnership on its allocable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place up to all of the Funds’ assets in 90-day Treasury bills. The Partnership will receive 80% of its allocable share of the interest earned on the Treasury bills through its investments in Partnerships and CGM will be paid 20% of the interest. Interest income from investment in Partnerships for the three months ended March 31, 2009 decreased by $408,423, as compared to the corresponding period in 2008. The decrease in interest income is primarily due to lower U.S. Treasury Bill rates for the Partnership during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Brokerage commissions and fees for the three months ended March 31, 2009 decreased by $273,152, as compared to the corresponding period in 2008. The decrease in brokerage commissions is primarily due to a decrease in average net assets during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2009 decreased by $70,728, as compared to the corresponding period in 2008. The decrease in management fees is primarily due to a decrease in average net assets during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended March 31, 2009 and 2008 resulted in an incentive fee accrual of $164,925 and $943,850, respectively.

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

Market movements result in frequent changes in the fair value of the Funds’ open positions and, consequently, in its earnings and cash flow. The Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Funds’ open positions and the liquidity of the markets in which they trade.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2009, and the highest, lowest and average value during the three months ended March 31, 2009. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

As of March 31, 2009, Campbell Master’s total capitalization was $109,516,538. The Partnership owned approximately 10.4% of Campbell Master.

March 31, 2009
(Unaudited)

		% of	Three Months Ended March 31, 2009
		Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$3,551,925	3.24%	$3,784,166	$2,175,779	$2,853,507
Energy	482,142	0.44%	610,650	101,352	332,741
Interest Rates U.S.	305,160	0.28%	343,825	59,818	221,413
Interest Rates Non-U.S.	2,286,465	2.09%	2,442,697	1,439,949	1,825,642
Metals	496,467	0.45%	557,762	233,479	401,128
Indices	3,005,159	2.75%	4,565,846	1,404,512	2,738,659

Total	$10,127,318	9.25%

*	Average of month-end Values at Risk

As of March 31, 2009, Aspect Master’s total capitalization was $207,155,204. The Partnership owned approximately 12.6% of Aspect Master.

March 31, 2009
(Unaudited)

			Three Months Ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$4,126,919	1.99%	$5,853,840	$2,836,858	$4,451,524
Energy	743,960	0.36%	1,729,802	723,160	1,147,757
Grains	574,998	0.28%	853,184	336,132	583,598
Interest Rates U.S.	369,500	0.18%	1,623,300	68,325	873,900
Interest Rates Non-U.S.	3,331,599	1.61%	7,058,907	3,056,662	5,312,324
Livestock	225,600	0.11%	247,500	130,800	216,067
Lumber	2,200	0.00%**	2,200	1,100	2,200
Metals	1,627,890	0.78%	3,001,846	1,409,667	2,210,544
Softs	1,074,369	0.52%	1,117,032	648,164	947,488
Indices	1,604,586	0.77%	4,024,021	735,579	1,559,935

Total	$13,681,621	6.60%

*	Average of month-end Values at Risk

**	Due to rounding

As of March 31, 2009, Graham Master’s total capitalization was $189,562,476. The Partnership owned approximately 13.3% of Graham Master.

March 31, 2009
(Unaudited)

			Three Months Ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$5,819,619	3.07%	$5,819,619	$1,740,029	$4,590,415
Energy	767,264	0.41%	1,948,078	404,590	1,181,169
Grains	260,350	0.14%	1,104,100	96,550	396,717
Interest Rates U.S.	1,119,000	0.59%	1,747,200	603,500	877,800
Interest Rates Non-U.S.	2,722,929	1.44%	4,533,977	1,209,514	3,472,743
Livestock	79,200	0.04%	85,200	13,200	70,000
Metals	340,430	0.18%	1,094,881	297,478	690,713
Softs	387,238	0.20%	438,132	190,202	322,248
Indices	3,172,302	1.67%	10,175,633	623,680	5,009,127

Total	$14,668,332	7.74%

*	Average of month-end Values at Risk

As of March 31, 2009, SandRidge Master’s total capitalization was $508,290,965. The Partnership owned approximately 2.6% of SandRidge Master.

March 31, 2009
(Unaudited)

			Three Months Ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$22,039,410	4.34%	$40,574,022	$22,039,410	$26,909,807

Total	$22,039,410	4.34%

*	Average of month-end Values at Risk

As of March 31, 2009, Eckhardt Master’s total capitalization was $20,006,889. The Partnership owned approximately 38.3% of Eckhardt Master.

March 31, 2009
(Unaudited)

			Three Months Ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$19,575	0.10%	$225,706	$7,200	24,780
Interest Rates U.S.	173,800	0.87%	222,100	33,100	84,633
Interest Rates Non-U.S.	540,491	2.70%	696,839	253,080	428,336
Metals	19,995	0.10%	21,510	19,995	19,995
Softs	67,281	0.33%	68,911	11,784	51,264

Total	$821,142	4.10%

*	Average of month-end Values at Risk

Item 4T.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
     In April 2009, the parties in DK Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., reached agreements in principle to settle these actions. The actions, which were commenced separately but were consolidated and pending trial, were brought against Citigroup and its affiliates, and J.P. Morgan Chase and its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities.
Research Analyst Litigation
     On February 27, 2009, the United States District Court for the Southern District of New York approved the class action settlement in the matter In Re Salomon Analyst Metromedia Litigation, and entered a final judgment dismissing the action with prejudice.
Subprime-Mortgage-Related Litigation and Other Matters
     On March 13, 2009, defendants filed motions to dismiss the complaints in In Re Citigroup Inc. Bond Litigation.
     On March 13 and 16, 2009, two cases were filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933—Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. and were later designated as related to In Re Citigroup Inc. Bond Litigation. On April 9, 2009, another case asserting violations of the Securities Act of 1933—Pellegrini v. Citigroup Inc., et al.—was filed in the United Stated District Court for the Southern District of New York and the parties have jointly requested that the Pellegrini action be designated as related to In Re Citigroup Inc. Bond Litigation.
     On March 23, 2009, a case was filed in the United States District Court for the Southern District of California alleging violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934—Brecher v. Citigroup Inc., et al. On April 16, 2009, Citigroup filed a motion before the Judicial Panel on Multidistrict Litigation for transfer of the Brecher action to the Southern District of New York for coordinated pre-trial proceedings with In Re Citigroup Inc. Bond Litigation.
     Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Auction Rate Securities
     Beginning in March 2008, Citigroup, its affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and putative class action lawsuits related to Auction Rate Securities (“ARS”). The putative securities class actions have been consolidated in the United States District Court for the Southern District of New York as In Re Citigroup Inc. Auction Rate Securities Litigation. Several individual ARS actions also have been filed in state and federal courts, asserting, among other things, violations of federal and state securities laws. Citigroup has moved the Judicial Panel on Multidistrict Litigation to transfer all of the individual ARS actions pending in federal court to the Southern District of New York for consolidation or coordination with In Re Citigroup Inc. Auction Rate Securities Litigation.
     On January 15, 2009, defendants filed motions to dismiss the complaints in Mayor & City Council Of Baltimore, Maryland v. Citigroup Inc., et al. and Mayfield v. Citigroup Inc., et al.

Other Matters
     On December 4, 2008, defendants filed a motion in the United States District Court for the Southern District of New York to dismiss the complaint in In re MAT Five Securities Litigation, which was brought by investors in MAT Five LLC. On February 2, 2009, lead plaintiffs informed the court they intended to dismiss voluntarily this action in light of the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. in the Delaware Chancery Court, which is currently being appealed. On April 16, 2009, lead plaintiffs requested that the action be stayed pending the outcome of the appeal in the Delaware case.
     On January 9, 2009, plaintiff filed a motion to remand Puglisi v. Citigroup Alternative Investments LLC, et al., which was previously consolidated with In Re MAT Five Securities Litigation, to New York Supreme Court, after defendants had removed it to the United States District Court for the Southern District of New York. A settlement of Goodwill v. MAT Five LLC, et al. was approved by the United States District Court for the Southern District of New York, and this action was dismissed on March 12, 2009. An appeal from the Delaware Chancery Court’s judgment approving the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al was filed by objectors on January 14, 2009. Defendants removed the putative class action, ECA Acquisitions, Inc. et al. v. MAT Three LLC, et al., filed by investors in MAT One LLC, MAT Two LLC, and MAT Three LLC, to the United States District Court for the Southern District of New York on January 21, 2009. Plaintiffs’ motion for remand, filed on February 27, 2009, is currently pending. On February 3, 2009, investors in MAT Five LLC filed the action Hahn, et al. v. Citigroup Inc., et al, against Citigroup and related entities in New York Supreme Court. On April 9, 2009, defendants moved in the Delaware Chancery Court for an order enforcing the Marie Raymond Revocable Trust settlement and enjoining plaintiffs from pursuing this action in New York Supreme Court. On April 15, 2009, defendants filed a motion in New York Supreme Court to dismiss this action. Citigroup and certain of its affiliates are also subject to investigations, subpoenas and/or requests for information from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully on these matters.
     Certain Citigroup subsidiaries served as a distributor of notes issued and guaranteed by Lehman Brothers to retail customers outside the United States. Following the bankruptcy of Lehman Brothers, numerous retail customers have filed, and threatened to file, claims for the loss in value of those investments. In addition, a Public Prosecutor in Belgium has begun a criminal investigation. Citigroup is cooperating fully with the Belgian Public Prosecutor as well as with various other regulatory authorities outside the United States who continue to show an interest in Citigroup’s role in the distribution of Lehman notes. In March 2009, the Ministry of Development in Greece imposed a $1.3 million fine for alleged violations of the Greek Consumer Protection Act, which Citigroup intends to appeal.

Item 1A.	Risk Factors.

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units) that
	of Shares	Price Paid per	Purchased as Part	May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
January 1, 2009 – January 31, 2009	794.8696	$1,489.97	N/A	N/A
February 1, 2009 – February 28, 2009	1,003.8851	$1,492.84	N/A	N/A
March 1, 2009 – March 31, 2009	1,808.7693	$1,460.70	N/A	N/A
	3,607.5240	$1,476.09

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

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

CITIGROUP DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	May 15, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date:	May 15, 2009