Form 10-Q
period 2009-06-30
CITIGROUP DIVERSIFIED 2000 FUTURES FUND LP
filed 2009-08-14
CIK 1095007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

Yes    No X

As of July 31, 2009, 49,314.1845 Limited Partnership Redeemable Units were outstanding.

CITIGROUP DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at June 30, 2009 and December 31, 2008 (unaudited)	4 − 5

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 − 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 − 16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 − 19

Item 4T.	Controls and Procedures	20

PART II - Other Information		21 − 24
Exhibits
EX-10 JOINDER AGREEMENT
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

PART I
Item 1.  Financial Statements

Citigroup Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2009	2008

Assets:
Investment in Partnerships, at fair value	$70,727,412	$92,202,668
Cash	54,832	81,013

Total assets	$70,782,244	$92,283,681

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$318,520	$415,277
Management fees	105,069	134,150
Incentive fees	271,756	2,324,181
Other	64,410	90,877
Redemptions payable	600,405	2,406,939

Total liabilities	1,360,160	5,371,424

Partners’ Capital:
General Partner, 685.2830 and 2,005.1490 Unit equivalents outstanding at June 30, 2009 and December 31, 2008, respectively	938,214	2,975,581
Limited Partners, 50,021.5057 and 56,562.1227 Redeemable Units of Limited Partnership Interest outstanding at June 30, 2009 and December 31, 2008, respectively	68,483,870	83,936,676

Total partners’ capital	69,422,084	86,912,257

Total liabilities and partners’ capital	$70,782,244	$92,283,681

See accompanying notes to financial statements.

Citigroup Diversified 2000 Futures Fund L.P.
Schedule of Investments
June 30, 2009
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Campbell Master Fund L.P.	$8,872,603	12.78%
CMF Aspect Master Fund L.P.	19,720,387	28.41
CMF Graham Capital Master Fund L.P.	21,377,712	30.79
CMF SandRidge Master Fund L.P.	13,508,564	19.46
CMF Eckhardt Master Fund L.P.	7,248,146	10.44

Total investment in Partnerships, at fair value	$70,727,412	101.88%

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

Citigroup Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on investment in Partnerships	$(2,328,808)	$4,887,213	$(4,473,961)	$13,395,180
Change in net unrealized gains (losses) on investment in Partnerships	(914,600)	3,497,180	1,698,549	4,529,483

Gain (loss) from trading, net	(3,243,408)	8,384,393	(2,775,412)	17,924,663
Interest income from investment in Partnerships	15,233	287,454	33,991	714,635

Total income (loss)	(3,228,175)	8,671,847	(2,741,421)	18,639,298

Expenses:
Brokerage commissions including clearing fees	1,054,675	1,449,224	2,246,335	2,914,038
Management fees	332,822	452,173	710,657	900,736
Incentive fees	106,831	887,757	271,756	1,831,607
Other	83,126	70,507	142,960	123,005

Total expenses	1,577,454	2,859,661	3,371,708	5,769,386

Net income (loss)	(4,805,629)	5,812,186	(6,113,129)	12,869,912
Redemptions — General Partner	(1,685,638)	—	(1,885,638)	—
Redemptions — Limited Partners	(4,166,365)	(5,522,860)	(9,491,406)	(11,087,613)

Net increase (decrease) in Partners’ Capital	(10,657,632)	289,326	(17,490,173)	1,782,299
Partners’ Capital, beginning of period	80,079,716	100,460,582	86,912,257	98,967,609

Partners’ Capital, end of period	$69,422,084	$100,749,908	$69,422,084	$100,749,908

Net Asset Value per Unit (50,706.7887 and 68,813.9983 Units outstanding at June 30, 2009 and 2008, respectively)	$1,369.09	$1,464.09	$1,369.09	$1,464.09

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(91.61)	$83.02	$(114.88)	$175.46

See accompanying notes to financial statements.

Citigroup Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. Through July 31, 2009, the General Partner was wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). On July 31, 2009, the General Partner was transferred from CGMHI to Morgan Stanley Smith Barney Holdings LLC, as further described in Item 5, “Other Information.”

Citigroup Global Markets Inc. (“CGM”) is the commodity broker and a selling agent for the Partnership. CGM is an affiliate of the General Partner and is wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of CGMHI.

As of June 30, 2009, all trading decisions for the Partnership are made by Campbell & Company, Inc., (“Campbell”), Graham Capital Management L.P. (“Graham”), Aspect Capital Limited (“Aspect”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each, an “Advisor”, and collectively, the “Advisors”).

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2009 and December 31, 2008, and the results of its operations and changes in Partners’ Capital for the three and six months ended June 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through August 14, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

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
June 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net realized and unrealized gains (losses)*	$(81.99)	$98.99	$(95.18)	$204.78
Interest income	0.29	4.05	0.61	9.68
Expenses**	(9.91)	(20.02)	(20.31)	(39.00)

Increase (decrease) for the period	(91.61)	83.02	(114.88)	175.46
Net Asset Value per Redeemable Unit, beginning of period	1,460.70	1,381.07	1,483.97	1,288.63

Net Asset Value per Redeemable Unit, end of period	$1,369.09	$1,464.09	$1,369.09	$1,464.09

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Ratio to average net assets: ***
Net investment income (loss) before incentive fees ****	(7.9)%	(6.8)%	(7.9)%	(6.5)%

Operating expenses	8.0%	8.0%	8.0%	7.9%
Incentive fees	0.1%	0.9%	0.3%	1.8%

Total expenses	8.1%	8.9%	8.3%	9.7%

Total return:
Total return before incentive fees	(6.1)%	6.9%	(7.4)%	15.7%
Incentive fees	(0.2)%	(0.9)%	(0.3)%	(2.1)%

Total return after incentive fees	(6.3)%	6.0%	(7.7)%	13.6%

***	Annualized (other than incentive fees)

****	Interest income less total expenses

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

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under Financial Accounting Standards Board (“FASB”) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

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
June 30, 2009
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

The Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of June 30, 2009 and December 31, 2008, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	6/30/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$70,727,412	$—	$70,727,412	$—

Total fair value	$70,727,412	$—	$70,727,412	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Partnerships	$92,202,668	$—	$92,202,668	$—

Total fair value	$92,202,668	$—	$92,202,668	$—

5.	Investments in Partnerships:

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
June 30, 2009
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

On April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using the K4D - 12.5 program, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

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

Citigroup Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

At June 30, 2009, the Partnership owned approximately 11.1% of Campbell Master, 12.0% of Aspect Master, 12.9% of Graham Master, 2.4% of SandRidge Master and 39.2% of Eckhardt Master. At December 31, 2008, the Partnership owned approximately 10.3% of Campbell Master, 12.6% of Aspect Master, 12.6% of Graham Master, 2.8% of SandRidge Master and 38.3% Eckhardt Master. Campbell, Aspect, Graham, SandRidge and Eckhardt intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master, Graham Master, SandRidge Master and Eckhardt Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

     Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	June 30, 2009
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$80,156,520	$125,661	$80,030,859
Aspect Master	165,591,176	1,355,048	164,236,128
Graham Master	167,640,064	1,650,079	165,989,985
SandRidge Master	555,427,974	3,678,000	551,749,974
Eckhardt Master	18,490,776	21,668	18,469,108

Total	$987,306,510	$6,830,456	$980,476,054

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$127,587,225	$112,263	$127,474,962
Aspect Master	240,236,167	881,834	239,354,333
Graham Master	224,787,639	296,697	224,490,942
SandRidge Master	565,091,084	115,372,638	449,718,446
Eckhardt Master	20,544,954	15,519	20,529,435

Total	$1,178,247,069	$116,678,951	$1,061,568,118

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are as shown in the following tables.

	June 30, 2009		For the three months ended June 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	12.78%	$8,872,603	$(634,542)	$1,343	$1,022	$(636,907)	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	28.41%	19,720,387	(2,835,457)	8,827	1,085	(2,845,369)	Commodity Portfolio	Monthly
Graham Master	30.79%	21,377,712	(290,903)	21,081	1,134	(313,118)	Commodity Portfolio	Monthly
SandRidge Master	19.46%	13,508,564	798,497	4,142	1,246	793,109	Energy Portfolio	Monthly
Eckhardt Master	10.44%	7,248,146	(265,770)	4,545	7,715	(278,030)	Commodity Portfolio	Monthly

Total		$70,727,412	$(3,228,175)	$39,938	$12,202	$(3,280,315)

Citigroup Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

	June 30, 2009		For the six months ended June 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

							Financials, Metals & Energy
Campbell Master	12.78%	$8,872,603	$(590,152)	$2,974	$2,203	$(595,329)	Portfolio	Monthly
Aspect Master	28.41%	19,720,387	(3,213,188)	13,444	2,277	(3,228,909)	Commodity Portfolio	Monthly
Graham Master	30.79%	21,377,712	(510,939)	37,092	2,165	(550,196)	Commodity Portfolio	Monthly
SandRidge Master	19.46%	13,508,564	1,873,380	8,772	3,051	1,861,557	Energy Portfolio	Monthly
Eckhardt Master	10.44%	7,248,146	(300,522)	5,534	14,714	(320,770)	Commodity Portfolio	Monthly

Total		$70,727,412	$(2,741,421)	$67,816	$24,410	$(2,833,647)

	December 31, 2008		For the three months ended June 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	15.07%	$13,096,955	$1,060,272	$3,313	$915	$1,056,044	Financials Metals & Energy Portfolio	Monthly
Aspect Master	34.80%	30,244,967	2,050,788	11,424	1,400	2,037,964	Commodity Portfolio	Monthly
Graham Master	32.66%	28,384,660	2,496,246	44,541	1,107	2,450,598	Commodity Portfolio	Monthly
SandRidge Master	14.51%	12,612,757	2,160,030	2,690	2,149	2,155,191	Energy Portfolio	Monthly
Eckhardt Master	9.05%	7,863,329	904,511	3,715	17,167	883,629	Commodity Portfolio	Monthly

Total		$92,202,668	$8,671,847	$65,683	$22,738	$8,583,426

	December 31, 2008		For the six months ended June 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	15.07%	$13,096,955	$1,419,071	$8,363	$2,010	$1,408,698	Financials Metals & Energy Portfolio	Monthly
Aspect Master	34.80%	30,244,967	6,854,659	27,063	2,332	6,825,264	Commodity Portfolio	Monthly
Graham Master	32.66%	28,384,660	5,377,804	85,183	2,289	5,290,332	Commodity Portfolio	Monthly
SandRidge Master	14.51%	12,612,757	4,083,253	6,083	4,504	4,072,666	Energy Portfolio	Monthly
Eckhardt Master	9.05%	7,863,329	904,511	3,715	17,167	883,629	Commodity Portfolio	Monthly

Total		$92,202,668	$18,639,298	$130,407	$28,302	$18,480,589

Citigroup Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the second quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on its investments in Partnerships, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2009, Partnership Capital decreased 20.1% from $86,912,257 to $69,422,084. This decrease was attributable to the net loss from operations of $6,113,129, coupled with the redemption of 6,540.6170 Redeemable Units of Limited Partnership Interest resulting in an outflow of $9,491,406 and 1,319.8660 General Partner Unit equivalents totaling $1,885,638. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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
     Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by FAS 102.
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
     Fair Value Measurements. The Partnership and the Funds adopted SFAS 157 as of January 1, 2008, which defines fair value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of June 30, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     The Partnership does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Partners’ Capital.
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
     In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of FIN 48 and has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.
     Recent Accounting Pronouncements. In 2009, the Partnership adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the FSP had no effect on the Partnership’s Financial Statements.
     Subsequent Events. In 2009, the Partnership adopted FASB Statement of Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations
     During the second quarter of 2009, the Partnership’s Net Asset Value per Redeemable Unit decreased 6.3% from $1,460.70 to $1,369.09 as compared to an increase of 6.0% in the second quarter of 2008. The Partnership experienced a net trading loss through its investment in the Funds before brokerage commissions and related fees in the second quarter of 2009 of $3,243,408. Losses were primarily attributable to the Funds trading in currencies, grains, U.S. and non-U.S interest rates, metals, softs, indices and lumber and were partially offset by gains in energy and livestock. The Partnership experienced a net trading gain through its investment in the Funds before brokerage commissions and related fees in the second quarter of 2008 of $8,384,393. Gains were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, non-U.S. interest rates, metals, softs, and indices and were partially offset by losses in U.S. interest rates and livestock.

     The markets expressed a broad increase in risk tolerance during the second quarter as government programs encouraged the re-leveraging of the financial system. Equities and crude oil rose, while yield curves steepened and the U.S. dollar fell. The positive economic sentiment returned in April and spilled over into May as investors became increasingly convinced that the worst of the economic crisis was behind them. However, this optimism turned towards the end of the quarter due to some worse than expected economic data, fears about the lack of action by the European Central Bank and lack of clarity in the economic environment. The Partnership realized losses for the quarter, primarily in fixed income, metals and currencies.
     Losses were recorded in fixed income as prices of long-dated bonds fell. U.S. fixed income continues to be affected by supply and demand factors. While the U.S. Treasury continued to sell record levels of debt to finance various stimulus packages, the Federal Reserve was seen purchasing treasuries as part of their quantitative easing activities. In base metals, losses were realized in trading aluminum as prices whipsawed in the second half of the quarter. In precious metals, prices came under pressure as a rally in the U.S. dollar reduced investor demand for precious and base metals. The prices of gold and silver declined as stocks rose and demand waned for the precious metal as a safe haven investment. In currencies, losses were registered mostly in British Pounds and the Euro. The U.S. dollar weakened against some of the major currencies, reversing a relatively long term trend which persisted through the end of last year.
     During the Partnership’s six months ended June 30, 2009, the Net Asset Value per Redeemable Unit decreased 7.7% from $1,483.97 to $1,369.09 as compared to an increase of 13.6% in the same period of 2008. The Partnership experienced a net trading loss through its investment in the Funds before brokerage commissions and related fees in the six months ended June 30, 2009 of $2,775,412. Losses were primarily attributable to the Funds trading in currencies, grains, U.S. and non-U.S. interest rates, indices, lumber, metals and softs and were partially offset by gains in energy and livestock. The Partnership experienced a net trading gain through its investment in the Funds before brokerage commissions and related fees in the six months ended June 30, 2008 of $17,924,663. Gains were primarily attributable to the Funds trading in currencies, energy, grains, U.S. and non-U.S. interest rates, indices, livestock, metals and softs.

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

CGM will pay monthly interest to the Partnership on its allocable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place up to all of the Funds’ assets in 90-day Treasury bills. The Partnership will receive 80% of its allocable share of the interest earned on the Treasury bills through its investments in Partnerships and CGM will be paid 20% of the interest. Interest income from investment in Partnerships for the three and six months ended June 30, 2009 decreased by $272,221 and $680,644, respectively as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury Bill rates for the Partnership during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Brokerage commissions and fees for the three and six months ended June 30, 2009 decreased by $394,549 and $667,703, respectively as compared to the corresponding periods in 2008. The decrease in brokerage commissions is primarily due to a decrease in average net assets during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2009 decreased by $119,351 and $190,079, respectively as compared to the corresponding periods in 2008. The decrease in management fees is primarily due to a decrease in average net assets during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three and six months ended June 30, 2009 resulted in an incentive fee accrual of $106,831 and $271,756, respectively. Trading performance for the three and six months ended June 30, 2008 resulted in an incentive fee accrual of $887,757 and $1,831,607, respectively.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2009, and the highest, lowest and average value during the three months ended June 30, 2009. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

As of June 30, 2009, Campbell Master’s total capitalization was $80,030,859. The Partnership owned approximately 11.1% of Campbell Master.

June 30, 2009
(Unaudited)

		% of	Three Months Ended June 30, 2009
		Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$2,013,076	2.51%	$4,303,193	$1,742,660	$2,784,978
Energy	591,618	0.74%	930,274	316,689	610,620
Interest Rates U.S.	753,260	0.94%	1,097,280	75,539	684,291
Interest Rates Non-U.S.	812,683	1.02%	2,212,147	812,683	1,544,432
Metals	396,401	0.50%	506,772	29,024	295,206
Indices	1,690,660	2.11%	3,249,010	1,217,508	2,021,045

Total	$6,257,698	7.82%

*	Average of month-end Values at Risk

As of June 30, 2009, Aspect Master’s total capitalization was $164,236,128. The Partnership owned approximately 12.0% of Aspect Master.

June 30, 2009
(Unaudited)

			Three Months Ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$3,925,302	2.39%	$9,657,630	$3,162,167	$4,807,028
Energy	1,745,360	1.06%	4,972,100	949,573	2,527,497
Grains	739,855	0.45%	1,461,017	526,909	881,585
Interest Rates U.S.	1,834,830	1.12%	3,009,169	308,273	1,037,083
Interest Rates Non-U.S.	6,195,402	3.77%	8,835,309	3,165,359	5,000,595
Livestock	548,370	0.33%	704,364	230,850	461,213
Lumber	1,650	0.00%**	6,600	1,650	3,224
Metals	2,478,975	1.51%	4,707,270	813,671	2,616,935
Softs	1,533,107	0.93%	2,057,410	1,031,420	1,521,979
Indices	1,869,030	1.14%	2,687,927	994,524	1,771,268

Total	$20,871,881	12.70%

*	Average of month-end Values at Risk

**	Due to rounding

As of June 30, 2009, Graham Master’s total capitalization was $165,989,985. The Partnership owned approximately 12.9% of Graham Master.

June 30, 2009
(Unaudited)

			Three Months Ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$3,102,364	1.87%	$7,588,894	$3,102,364	$5,298,470
Energy	1,355,746	0.82%	3,017,929	951,459	1,590,887
Grains	258,736	0.15%	1,356,550	190,880	839,923
Interest Rates U.S.	418,266	0.25%	2,310,120	355,318	1,097,898
Interest Rates Non-U.S.	818,966	0.49%	3,850,371	818,966	2,316,813
Livestock	46,575	0.03%	160,380	1,080	78,671
Metals	628,262	0.38%	1,223,707	303,915	613,811
Softs	574,090	0.35%	1,041,887	492,343	733,819
Indices	5,683,722	3.42%	8,672,872	1,905,290	5,108,007

Total	$12,886,727	7.76%

*	Average of month-end Values at Risk

As of June 30, 2009, SandRidge Master’s total capitalization was $551,749,974. The Partnership owned approximately 2.4% of SandRidge Master.

June 30, 2009
(Unaudited)

			Three Months Ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$27,679,472	5.02%	$37,013,942	$11,157,117	$23,300,777

Total	$27,679,472	5.02%

*	Average of month-end Values at Risk

As of June 30, 2009, Eckhardt Master’s total capitalization was $18,469,108. The Partnership owned approximately 39.2% of Eckhardt Master.

June 30, 2009
(Unaudited)

			Three Months Ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$422,065	2.29%	$422,065	$9,044	$199,305
Energy	110,625	0.60%	597,050	22,050	278,817
Grains	120,975	0.65%	362,365	10,800	192,002
Interest Rates Non -U.S.	107,096	0.58%	528,463	68,741	241,206
Metals	191,195	1.03%	369,340	16,196	173,718
Softs	118,810	0.64%	157,263	64,434	108,961
Indices	252,171	1.37%	253,026	22,367	196,373

Total	$1,322,937	7.16%

*	Average of month-end Values at Risk

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the Commission’s rules and forms. Disclosed controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions

On May 14, 2009, a settlement agreement was executed among the parties in Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al. On June 3, 2009, a settlement agreement was executed among the parties in UniCredito Italiano, SpA, et al. v. J.P. Morgan Chase Bank, et. al. The three actions, which were consolidated and pending trial in the United States District Court for the Southern District of New York, were brought against Citigroup and certain of its affiliates, including CGM) and JPMorgan Chase and certain of its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities. Pursuant to the settlements, the cases were dismissed with prejudice.

Subprime Mortgage-Related Litigation

On May 7, 2009, Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.

On May 11, 2009, a putative class action Asher, et al. v. Citigroup Inc., et al. was filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933 in connection with plaintiffs’ investments in certain offerings of preferred stock issued by the Citigroup. On May 15, 2009, plaintiffs in In re Citigroup Inc. Bond Litigation requested that Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. be consolidated with In re Citigroup Inc. Bond Litigation.

On May 20, 2009, Epirus Capital Management, LLC, et al. v. Citigroup Inc., et al. was designated as related to In re Citigroup Inc. Securities Litigation. On June 10 and June 24, 2009, defendants filed motions to dismiss the verified complaint.

Auction Rate Securities-Related Litigation

Securities Actions. On June 10, 2009, the Judicial Panel on Multidistrict Litigation granted CGM’s motion to transfer American Eagle Outfitters, Inc., et al. v. Citigroup Global Markets Inc. from the United States District Court for the Western District of Pennsylvania to the United States District Court for the Southern District of New York, where it will be coordinated with In re Citigroup Inc. Auction Rate Securities Litigation and Finn v. Smith Barney, et al. On June 17, 2009, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring three other individual auction rate securities actions pending against CGM in other federal courts to the United States District Court for the Southern District of New York. Plaintiffs in those actions have opposed their transfer.

On April 1, 2009, Texas Instruments Inc. v. Citigroup Global Markets Inc. et al. was filed in Texas state court asserting violations of state securities law by CGM, BNY Capital Markets, Inc. and Morgan Stanley & Co., Inc. Defendants removed the case to the United States District Court for the Northern District of Texas, and plaintiff has moved to have it remanded to state court. On May 8, 2009, CGM filed a motion to sever the claims against it from the claims against its co-defendants.

Governmental and Regulatory Actions. Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to auction rate securities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

Falcon and ASTA/MAT-Related Litigation

Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. On June 19, 2009, the Delaware Supreme Court denied the appeal of the settlement objectors from the Delaware Chancery Court’s approval of the settlement of this matter and affirmed the order approving the settlement.

In re MAT Five Securities Litigation. On July 8, 2009, the United States District Court for the Southern District of New York approved the voluntary dismissal of this action.

ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al. On May 1, 2009, the United States District Court for the Southern District of New York denied plaintiffs’ motion to remand this action to state court. On July 15, 2009, plaintiffs filed an amended complaint.

Zentner v. Citigroup, et al. (Putative class action concerning In re MAT Two Securities Litigation, In re MAT Three Securities Litigation and In re MAT Five Securities Litigation.) On July 8, 2009, the United States District Court for the Southern District of New York dismissed this action, without prejudice, in connection with the dismissal of In re MAT Five Securities Litigation.

Zentner v. Citigroup, et al. (Putative class action concerning Falcon Plus.) On May 19, 2009, the New York Supreme Court issued a letter order, stating that it would approve a settlement of plaintiff’s individual claims. Plaintiff filed a stipulation dismissing this action on July 6, 2009.

Other Matters

Underwriting Actions. In its capacity as a member of various underwriting syndicates, CGM has been named as a defendant in several subprime-related actions asserted against various issuers of debt and other securities. Most of these actions involve claims asserted on behalf of putative classes of purchasers of securities for alleged violations of Sections 11 and 12(a)(2) of the Securities Act of 1933.

American Home Mortgage. On July 7, 2009, lead plaintiffs filed a motion in In re American Home Mortgage Securities Litigation for preliminary approval of settlements reached with all defendants (including Citigroup and CGM).

American International Group. On March 20, 2009, four putative class actions were consolidated by the United States District Court for the Southern District of New York under the caption In re American International Group, Inc. 2008 Securities Litigation. Plaintiffs filed a consolidated amended complaint on May 19, 2009. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of American International Group debt securities and common stock, some of which were underwritten by CGM.

Item 1A.	Risk Factors.

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units) that
	of Shares	Price Paid per	Purchased as Part	May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
April 1, 2009 – April 30, 2009	1,264.8428	$1,424.95	N/A	N/A
May 1, 2009 – May 31, 2009	1,229.7074	$1,434.18	N/A	N/A
June 1, 2009 – June 30, 2009	438.5428	$1,369.09	N/A	N/A
	2,933.0930	$1,420.47

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
Morgan Stanley/Citigroup Joint Venture
On June 1, 2009, Morgan Stanley and Citigroup entered into a joint venture that combined Morgan Stanley’s Global Wealth Management Group and the Smith Barney division of CGM. The joint venture created Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings owns Morgan Stanley Smith Barney LLC (“MSSB”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. MSSB acts as an additional selling agent for the Partnership. As of July 31, 2009, Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings, CGM directly owns 49% of MSSB Holdings, and Citigroup, indirectly through its intermediate subsidiaries, wholly owns CGM.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Exhibit – 10 – Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC.

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

CITIGROUP DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	August 14, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date:	August 14, 2009