Form 10-Q
period 2009-09-30
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2009-11-16
CIK 1095007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-32599

DIVERSIFIED 2000 FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	13-4077759

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC
55 East 59th Street - 10th Floor
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

Yes    No X

As of October 31, 2009, 48,434.6502 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at September 30, 2009 and December 31, 2008 (unaudited)	4 − 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 − 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 − 17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18 − 20

Item 4T.	Controls and Procedures	21

PART II - Other Information		22 − 25
Exhibits

3.2(a) Certificate of Amendment to the Certificate of Limited Partnership, dated May 21, 2003.
3.2(b) Certificate of Amendment to the Certificate of Limited Partnership, dated September 21, 2005.
3.2(c) Certificate of Amendment to the Certificate of Limited Partnership, dated September 19, 2008.
EX–31.1 CERTIFICATION
EX–31.2 CERTIFICATION
EX–32.1 CERTIFICATION
EX–32.2 CERTIFICATION

PART I
Item 1.  Financial Statements

Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008

Assets:
Investment in Partnerships, at fair value	$71,807,566	$92,202,668
Cash	100,784	81,013

Total assets	$71,908,350	$92,283,681

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$323,588	$415,277
Management fees	106,355	134,150
Incentive fees	394,246	2,324,181
Other	109,292	90,877
Redemptions payable	498,000	2,406,939

Total liabilities	1,431,481	5,371,424

Partners’ Capital:
General Partner, 685.2830 and 2,005.1490 Unit equivalents outstanding at September 30, 2009 and December 31, 2008, respectively	979,948	2,975,581
Limited Partners, 48,599.5980 and 56,562.1227 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	69,496,921	83,936,676

Total partners’ capital	70,476,869	86,912,257

Total liabilities and partners’ capital	$71,908,350	$92,283,681

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Schedule of Investments
September 30, 2009
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Campbell Master Fund L.P.	$6,920,819	9.82%
CMF Aspect Master Fund L.P.	20,536,072	29.14
CMF Graham Capital Master Fund L.P.	22,859,648	32.44
CMF SandRidge Master Fund L.P.	14,042,478	19.92
CMF Eckhardt Master Fund L.P.	7,448,549	10.57

Total investment in Partnerships, at fair value	$71,807,566	101.89%

See accompanying notes to financial statements.

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

Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on investment in Partnerships	$2,380,985	$(1,508,503)	$(2,092,976)	$11,886,677
Change in net unrealized gains (losses) on investment in Partnerships	2,181,051	(4,757,845)	3,879,600	(228,362)

Gain (loss) from trading, net	4,562,036	(6,266,348)	1,786,624	11,658,315
Interest income from investment in Partnerships	15,330	283,157	49,321	997,792

Total income (loss)	4,577,366	(5,983,191)	1,835,945	12,656,107

Expenses:
Brokerage commissions including clearing fees	1,010,477	1,328,228	3,256,812	4,242,266
Management fees	316,434	417,277	1,027,091	1,318,013
Incentive fees	122,490	(1,149,560)	394,246	682,047
Other	88,912	50,574	231,872	173,579

Total expenses	1,538,313	646,519	4,910,021	6,415,905

Net income (loss)	3,039,053	(6,629,710)	(3,074,076)	6,240,202
Redemptions — General Partner	—	—	(1,885,638)	—
Redemptions — Limited Partners	(1,984,268)	(5,327,392)	(11,475,674)	(16,415,005)

Net increase (decrease) in Partners’ Capital	1,054,785	(11,957,102)	(16,435,388)	(10,174,803)
Partners’ Capital, beginning of period	69,422,084	100,749,908	86,912,257	98,967,609

Partners’ Capital, end of period	$70,476,869	$88,792,806	$70,476,869	$88,792,806

Net Asset Value per Unit (49,284.8810 and 64,901.4762 Units outstanding at September 30, 2009 and 2008, respectively)	$1,429.99	$1,368.12	$1,429.99	$1,368.12

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$60.90	$(95.97)	$(53.98)	$79.49

Weighted average units outstanding	50,113.1306	67,839.0313	53,532.3089	71,555.6324

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

1.	General:

Diversified 2000 Futures Fund L.P., (formerly known as Citigroup Diversified 2000 Futures Fund L.P.) (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 25, 1999 to engage indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership through its investment in Partnerships, are volatile and involve a high degree of market risk. The Partnership commenced trading operations on June 1, 2000.

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

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of September 30, 2009, all trading decisions for the Partnership are made by Campbell & Company, Inc., (“Campbell”), Graham Capital Management L.P. (“Graham”), Aspect Capital Limited (“Aspect”), Eckhardt Trading Company (“Eckhardt”) and SandRidge Capital L.P. (“SandRidge”) (each, an “Advisor”, and collectively, the “Advisors”).

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2009 and December 31, 2008, and the results of its operations and changes in Partners’ Capital for the three and nine months ended September 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through November 16, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Codification became the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10 Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net realized and unrealized gains (losses)*	$71.11	$(109.89)	$(24.07)	$94.89
Interest income	0.30	4.16	0.91	13.84
Expenses**	(10.51)	9.76	(30.82)	(29.24)

Increase (decrease) for the period	60.90	(95.97)	(53.98)	79.49
Net Asset Value per Redeemable Unit, beginning of period	1,369.09	1,464.09	1,483.97	1,288.63

Net Asset Value per Redeemable Unit, end of period	$1,429.99	$1,368.12	$1,429.99	$1,368.12

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Ratio to average net assets: ***
Net investment income (loss) before incentive fees ****	(8.0)%	(6.4)%	(7.9)%	(6.5)%

Operating expenses	8.1%	7.6%	8.0%	7.9%
Incentive fees	0.2%	(1.2)%	0.5%	0.7%

Total expenses	8.3%	6.4%	8.5%	8.6%

Total return:
Total return before incentive fees	4.6%	(7.8)%	(3.1)%	7.0%
Incentive fees	(0.2)%	1.2%	(0.5)%	(0.8)%

Total return after incentive fees	4.4%	(6.6)%	(3.6)%	6.2%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership’s investments are in other Partnerships. The results of the Partnership’s trading activity are resulting from its investments in other Partnerships as shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet (formerly, FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
     The Partnership adopted ASC 815-10, Derivatives and Hedging (formerly, FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

4.	Fair Value Measurements:

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other partnerships, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Fair Value Measurements.  The Partnership and the Funds (as defined in Note 5 “Investment in Partnerships”) adopted ASC 820-10, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended September 30, 2009 and December 31, 2008, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	9/30/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$71,807,566	$—	$71,807,566	$—

Total fair value	$71,807,566	$—	$71,807,566	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Partnerships	$92,202,668	$—	$92,202,668	$—

Total fair value	$92,202,668	$—	$92,202,668	$—

5.	Investments in Partnerships:

On May 22, 2003, the Partnership allocated a portion of the Partnership’s capital to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (“JWH Master”). The Partnership purchased 14,370.0894 units of JWH Master with a fair value of $27,367,545. JWH Master was formed in order to permit commodity pools managed now or in the future by JWH using the Strategic Allocation Program, JWH’s proprietary, systematic trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in JWH Master on March 31, 2007 resulting in a realized loss of $6,919,777.

On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 51,356.1905 units of Campbell Master with cash equal to $50,768,573, and a contribution of open commodity futures and forward contracts with a fair value of $587,618. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using the Financial, Metals and Energy Large Portfolio (“FME”), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 43,434.9465 Units of Aspect Master with cash equal to $40,490,895, and a contribution of open commodity futures and forward contracts with a fair value of $2,944,052. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using the Diversified Program, a proprietary systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using the K4D - 12.5 program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2007, the assets previously allocated to JWH Master were allocated to SandRidge Capital L.P. for trading. These assets were invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,659.0734 Units of SandRidge Master with cash equal to $9,635,703. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using the Energy Program (“the Program”), to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in the CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,000.0000 Units of Eckhardt Master with cash equal to $10,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by Eckhardt using the Standard Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is the also general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2009.

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

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

At September 30, 2009, the Partnership owned approximately 9.5% of Campbell Master, 12.5% of Aspect Master, 13.6% of Graham Master, 2.3% of SandRidge Master and 40.3% of Eckhardt Master. At December 31, 2008, the Partnership owned approximately 10.3% of Campbell Master, 12.6% of Aspect Master, 12.6% of Graham Master, 2.8% of SandRidge Master and 38.3% Eckhardt Master. Campbell, Aspect, Graham, SandRidge and Eckhardt intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master, Graham Master, SandRidge Master and Eckhardt Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

     Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	September 30, 2009
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$72,583,408	$50,225	$72,533,183
Aspect Master	164,579,268	16,670	164,562,598
Graham Master	168,037,387	14,694	168,022,693
SandRidge Master	621,430,942	752,175	620,678,767
Eckhardt Master	18,505,502	41,281	18,464,221

Total	$1,045,136,507	$875,045	$1,044,261,462

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$127,587,225	$112,263	$127,474,962
Aspect Master	240,236,167	881,834	239,354,333
Graham Master	224,787,639	296,697	224,490,942
SandRidge Master	565,091,084	115,372,638	449,718,446
Eckhardt Master	20,544,954	15,519	20,529,435

Total	$1,178,247,069	$116,678,951	$1,061,568,118

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

     Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended September 30, 2009
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
Campbell Master	$3,089,848	$3,106,168	$3,078,368
Aspect Master	9,440,451	9,476,242	9,387,591
Graham Master	14,413,920	14,449,688	14,240,193
SandRidge Master	34,131,288	34,264,993	34,047,914
Eckhardt Master	893,553	897,568	858,478

Total	$61,969,060	$62,194,659	$61,612,544

	For the nine months ended September 30, 2009
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
Campbell Master	$(2,611,292)	$(2,551,214)	$(2,628,145)
Aspect Master	(16,781,998)	(16,658,459)	(16,878,438)
Graham Master	10,826,683	10,942,253	10,429,707
SandRidge Master	106,906,561	107,255,829	106,581,046
Eckhardt Master	117,273	129,528	38,338

Total	$98,457,227	$99,117,937	$97,542,508

	For the three months ended September 30, 2008
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
Campbell Master	$(4,786,916)	$(4,320,336)	$(4,356,671)
Aspect Master	(20,271,442)	(19,655,505)	(19,753,889)
Graham Master	(8,833,929)	(8,216,506)	(8,473,481)
SandRidge Master	(32,596,094)	(31,234,287)	(31,370,244)
Eckhardt Master	(1,688,169)	(1,616,809)	(1,641,549)

Total	$(68,176,550)	$(65,043,443)	$(65,595,834)

	For the nine months ended September 30, 2008
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
Campbell Master	$7,436,006	$9,289,461	$9,163,431
Aspect Master	22,293,556	24,471,311	24,178,434
Graham Master	29,103,729	31,236,297	30,332,774
SandRidge Master	89,601,360	93,571,595	93,110,958
Eckhardt Master	432,317	575,667	500,679

Total	$148,866,968	$159,144,331	$157,286,276

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are as shown in the following tables.

	September 30, 2009		For the three months ended September 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

							Financials, Metals & Energy
Campbell Master	9.82%	$6,920,819	$299,129	$1,953	$779	$296,397	Portfolio	Monthly
Aspect Master	29.14%	20,536,072	1,179,055	9,840	1,100	1,168,115	Commodity Portfolio	Monthly
Graham Master	32.44%	22,859,648	1,935,592	26,623	1,336	1,907,633	Commodity Portfolio	Monthly
SandRidge Master	19.92%	14,042,478	806,046	4,189	857	801,000	Energy Portfolio	Monthly
Eckhardt Master	10.57%	7,448,549	357,544	7,144	8,334	342,066	Commodity Portfolio	Monthly

Total		$71,807,566	$4,577,366	$49,749	$12,406	$4,515,211

	September 30, 2009		For the nine months ended September 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

							Financials, Metals & Energy
Campbell Master	9.82%	$6,920,819	$(291,023)	$4,927	$2,982	$(298,932)	Portfolio	Monthly
Aspect Master	29.14%	20,536,072	(2,034,133)	23,284	3,377	(2,060,794)	Commodity Portfolio	Monthly
Graham Master	32.44%	22,859,648	1,424,653	63,715	3,501	1,357,437	Commodity Portfolio	Monthly
SandRidge Master	19.92%	14,042,478	2,679,426	12,961	3,908	2,662,557	Energy Portfolio	Monthly
Eckhardt Master	10.57%	7,448,549	57,022	12,678	23,048	21,296	Commodity Portfolio	Monthly

Total		$71,807,566	$1,835,945	$117,565	$36,816	$1,681,564

	December 31, 2008		For the three months ended September 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	15.07%	$13,096,955	$(493,558)	$3,188	$955	$(497,701)	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	34.80%	30,244,967	(2,810,097)	12,139	1,394	(2,823,630)	Commodity Portfolio	Monthly
Graham Master	32.66%	28,384,660	(1,079,113)	31,924	835	(1,111,872)	Commodity Portfolio	Monthly
SandRidge Master	14.51%	12,612,757	(933,946)	2,044	1,890	(937,880)	Energy Portfolio	Monthly
Eckhardt Master	9.05%	7,863,329	(666,477)	4,931	5,272	(676,680)	Commodity Portfolio	Monthly

Total		$92,202,668	$(5,983,191)	$54,226	$10,346	$(6,047,763)

	December 31, 2008		For the nine months ended September 30, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Campbell Master	15.07%	$13,096,955	$925,513	$11,551	$2,965	$910,997	Financials, Metals & Energy Portfolio	Monthly
Aspect Master	34.80%	30,244,967	4,044,562	39,202	3,726	4,001,634	Commodity Portfolio	Monthly
Graham Master	32.66%	28,384,660	4,298,691	117,107	3,124	4,178,460	Commodity Portfolio	Monthly
SandRidge Master	14.51%	12,612,757	3,149,307	8,127	6,394	3,134,786	Energy Portfolio	Monthly
Eckhardt Master	9.05%	7,863,329	238,034	8,646	22,439	206,949	Commodity Portfolio	Monthly

Total		$92,202,668	$12,656,107	$184,633	$38,648	$12,432,826

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
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
     As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees as described in ASC 460-10 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).
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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the third quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investments in Partnerships, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Partnership Capital decreased 18.9% from $86,912,257 to $70,476,869. This decrease was attributable to the net loss from operations of $3,074,076, coupled with the redemption of 7,962.5247 Redeemable Units of Limited Partnership Interest resulting in an outflow of $11,475,674 and 1,319.8660 General Partner Unit equivalents totaling $1,885,638. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10.
     Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other partnerships, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Fair Value Measurements. The Partnership and the Funds adopted ASC 820-10 as of January 1, 2008, which defines fair value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820-10 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the period ended September 30, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     The Partnership does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Options. The Funds may purchase and write (sell) both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted ASC 740-10 Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of ASC 740-10 and has concluded that the adoption of ASC 740-10 had no impact on the operations of the Partnership for the nine months ended September 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.
     Recent Accounting Pronouncements. In 2009, the Partnership adopted ASC 820-10-65 Fair Value Measurements (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of ASC 820-10-65 is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of ASC 820-10-65 had no effect on the Partnership’s Financial Statements.
     Subsequent Events. In 2009, the Partnership adopted ASC 855-10, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations
     During the third quarter of 2009, the Partnership’s Net Asset Value per Redeemable Unit increased 4.4% from $1,369.09 to $1,429.99 as compared to a decrease of 6.6% in the third quarter of 2008. The Partnership experienced a net trading gain through its investment in the Funds before brokerage commissions and related fees in the third quarter of 2009 of $4,562,036. Gains were primarily attributable to the Funds trading in currencies, energy, U.S. and non-U.S. interest rates, livestock, metals, softs, indices and lumber and were partially offset by losses in grains. The Partnership experienced a net trading loss through its investment in the Funds before brokerage commissions and related fees in the third quarter of 2008 of $6,266,348. Losses were primarily attributable to the trading by the Funds of commodity futures in currencies, energy, grains, non-U.S. interest rates and softs and were partially offset by gains in U.S. interest rates, livestock, metals and indices.
     Markets around the world rose again in the third quarter of 2009. Economic activity in the U.S. further stabilized with many important sectors of the economy demonstrating marked improvements over the depressed levels reached earlier this year. The overall economy continued to face headwinds with employment further contracting, albeit at a much slower pace. Consumer confidence has bounced off record lows but remains well below historical averages. The Partnership realized gains for the quarter, primarily in equity indices, metals, and soft commodities.
     The majority of the profits were earned on the back of the equity rally. The combination of strong growth news, benign inflation data and accommodative monetary policy stances from key central banks has continued to support the price action in risky assets. Gains were also recorded in metals, primarily in copper and gold, as prices established firm bullish trends that began in early 2009. The Partnership capitalized on these trends and registered strong gains. In soft commodities, profits were realized primarily from trading sugar as prices rallied to a 28-year high in August on a weaker-than-normal monsoon season which has had a negative impact on the crop in India. In addition, the harvest in Brazil, the world’s largest producer, has been delayed by excessive rainfall.
     During the Partnership’s nine months ended September 30, 2009, the Net Asset Value per Redeemable Unit decreased 3.6% from $1,483.97 to $1,429.99 as compared to an increase of 6.2% in the same period of 2008. The Partnership experienced a net trading gain through its investment in the Funds before brokerage commissions and related fees in the nine months ended September 30, 2009 of $1,786,624. Gains were primarily attributable to the Funds trading in energy, indices, livestock and softs and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates, lumber and metals. The Partnership experienced a net trading gain through its investment in the Funds before brokerage commissions and related fees in the nine months ended September 30, 2008 of $11,658,315. Gains were primarily attributable to the Funds trading in energy, grains, U.S. interest rates, indices, livestock, metals and softs and were offset by losses in currencies and non-U.S. interest rates.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Funds expect to increase capital through operations.

CGM will pay monthly interest to the Partnership on its allocable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place up to all of the Funds’ assets in 90-day Treasury bills. The Partnership will receive 80% of its allocable share of the interest earned on the Treasury bills through its investments in Partnerships. Twenty percent of any interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income from investment in Partnerships for the three and nine months ended September 30, 2009 decreased by $267,827 and $948,471, respectively as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury Bill rates for the Partnership during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Brokerage commissions and fees for the three and nine months ended September 30, 2009 decreased by $317,751 and $985,454, respectively as compared to the corresponding periods in 2008. The decrease in brokerage commissions is primarily due to a decrease in average net assets during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2009 decreased by $100,843 and $290,922, respectively as compared to the corresponding periods in 2008. The decrease in management fees is primarily due to a decrease in average net assets during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three and nine months ended September 30, 2009 resulted in an incentive fee accrual of $122,490 and $394,246, respectively. Trading performance for the three months ended September 30, 2008 resulted in a reversal of an incentive fee accrual of $1,149,560. Trading performance for the nine months ended September 30, 2008 resulted in an incentive fee accrual of $682,047.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investments in the Funds. The Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds’ main line of business. The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2009, and the highest, lowest and average value during the three months ended September 30, 2009. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

As of September 30, 2009, Campbell Master’s total capitalization was $72,533,183. The Partnership owned approximately 9.5% of Campbell Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Campbell Master as of September 30, 2009 was as follows:

September 30, 2009
(Unaudited)

		% of	Three Months Ended September 30, 2009
		Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$2,410,861	3.32%	$3,560,326	$1,365,144	$2,277,127
Energy	280,538	0.39%	483,280	120,600	287,212
Grains	73,980	0.10%	162,540	20,520	94,638
Interest Rates U.S.	518,603	0.72%	665,550	38,743	446,840
Interest Rates Non-U.S.	1,961,713	2.71%	2,054,733	620,517	1,188,182
Metals	638,982	0.88%	1,109,145	193,929	483,517
Softs	6,300	0.01%	145,740	2,100	61,222
Indices	2,947,078	4.06%	3,340,257	1,088,241	1,846,673

Total	$8,838,055	12.19%

*	Average of month-end Values at Risk

As of September 30, 2009, Aspect Master’s total capitalization was $164,562,598. The Partnership owned approximately 12.5% of Aspect Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Aspect Master was as follows:

September 30, 2009
(Unaudited)

			Three Months Ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$2,366,166	1.44%	$4,191,221	$1,450,765	$2,425,063
Energy	1,968,743	1.20%	2,538,363	1,067,489	1,521,969
Grains	750,505	0.45%	891,787	370,820	687,709
Interest Rates U.S.	2,149,740	1.30%	3,363,654	1,195,838	2,126,906
Interest Rates Non-U.S.	8,067,197	4.90%	10,090,643	4,189,859	6,253,076
Livestock	356,333	0.22%	515,295	149,783	313,466
Lumber	1,650	0.00%**	3,300	1,650	2,475
Metals	2,089,947	1.27%	2,425,890	1,011,784	1,841,692
Softs	1,840,765	1.12%	1,840,765	746,654	1,427,542
Indices	4,177,780	2.54%	4,177,780	750,192	2,501,650

Total	$23,768,826	14.44%

*	Average of month-end Values at Risk

**	Due to rounding

As of September 30, 2009, Graham Master’s total capitalization was $168,022,693. The Partnership owned approximately 13.6% of Graham Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Graham Master was as follows:

September 30, 2009
(Unaudited)

			Three Months Ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$6,395,662	3.81%	$8,136,447	$3,040,693	$5,464,391
Energy	678,527	0.41%	1,774,426	484,382	1,096,708
Grains	1,411,794	0.84%	1,846,996	215,255	1,126,000
Interest Rates U.S.	2,238,368	1.33%	2,365,808	87,777	682,461
Interest Rates Non-U.S.	8,320,518	4.95%	8,320,518	471,498	2,721,058
Livestock	36,180	0.02%	48,263	15,660	26,831
Metals	1,596,936	0.95%	1,806,942	488,247	1,265,220
Softs	1,479,945	0.88%	1,479,945	511,314	883,086
Indices	9,707,902	5.78%	12,019,804	3,419,163	8,269,216

Total	$31,865,832	18.97%

*	Average of month-end Values at Risk

As of September 30, 2009, SandRidge Master’s total capitalization was $620,678,767. The Partnership owned approximately 2.3% of SandRidge Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the SandRidge Master was as follows:

September 30, 2009
(Unaudited)

			Three Months Ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$25,720,664	4.14%	$25,720,664	$18,754,664	$24,319,593

Total	$25,720,664	4.14%

*	Average of month-end Values at Risk

As of September 30, 2009, Eckhardt Master’s total capitalization was $18,464,221. The Partnership owned approximately 40.3% of Eckhardt Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Eckhardt Master was as follows:

September 30, 2009
(Unaudited)

			Three Months Ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$122,663	0.66%	$1,191,210	$122,663	$654,172
Energy	51,156	0.28%	442,311	50,550	190,696
Grains	137,399	0.74%	138,725	62,430	102,002
Interest Rates U.S.	361,800	1.96%	678,443	61,560	245,751
Interest Rates Non -U.S.	142,809	0.77%	337,995	13,213	73,920
Metals	495,706	2.69%	495,706	209,150	357,137
Softs	251,705	1.36%	251,705	105,270	148,442
Indices	706,284	3.83%	706,284	188,635	438,028

Total	$2,269,522	12.29%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. There are no material legal proceedings pending against the Partnership and the General Partner.

Subprime Mortgage-Related Litigation

On August 31, 2009, Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.

On July 27, 2009, Utah Retirement Systems v. Strauss, et al. was filed in the United States District Court for the Eastern District of New York asserting, among other claims, claims under the Securities Act of 1933 and Utah state law arising out of an offering of American Home Mortgage common stock underwritten by CGM.

On July 31, 2009, the United States District Court for the Eastern District of New York entered an order preliminarily approving settlements reached with all defendants (including Citigroup and CGM) in In Re American Home Mortgage Securities Litigation.

On August 5, 2009, the underwriter defendants, including CGM, moved to dismiss the consolidated amended complaint in In Re American International Group, Inc. 2008 Securities Litigation.

Auction Rate Securities—Related Litigation and Other Matters

On July 23, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring K-V Pharmaceutical Co. v. CGMI from the United States District Court for the Eastern District of Missouri to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation. On August 24, 2009, CGM moved to dismiss the complaint.

On September 11, 2009, the United States District Court for the Southern District of New York dismissed without prejudice the complaint in In Re Citigroup Auction Rate Securities Litigation. On October 15, 2009, lead plaintiff filed a second consolidated amended complaint asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934.

On October 2, 2009, the Judicial Panel on Multidistrict Litigation transferred Ocwen Financial Corp., et al. v. CGMI to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation.

Other Matters

On September 14, 2009, defendants filed a motion to dismiss the amended complaint in ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al..

Adelphia Communications Corporation

Trial of the Adelphia Recovery Trust’s claims against Citigroup and numerous other defendants is scheduled to begin in April 2010.

IPO Securities Litigation

In October 2009, the District Court entered an order granting final approval of the settlement.

Other Matters

Investors in municipal bonds and other instruments affected by the collapse of the credit markets have sued Citigroup on a variety of theories. On August 10, 2009, certain such investors, a Norwegian securities firm and seven Norwegian municipalities, filed an action—Terra Securities Asa Konkursbo, et al. v. Citigroup Inc., et al.—in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and state law arising out of the municipalities’ investment in certain notes. On October 7, 2009, defendants filed a motion to dismiss.

Item 1A.	Risk Factors.

The following disclosure supplements the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Speculative position and trading limits may reduce profitability. The Commodity Futures Trading Commission (“CFTC”) and U.S. exchanges have established speculative position limits on the maximum net long or net short position which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership and the Master may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership and the Master by increasing transaction costs to liquidate positions and foregoing potential profits.

Regulatory changes could restrict the Partnership’s operations. Regulatory changes could adversely affect the Partnership and the Master by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership and the Master; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership and the Master) in futures and OTC markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units) that
	of Shares	Price Paid per	Purchased as Part	May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
July 1, 2009 – July 31, 2009	707.3212	$1,375.98	N/A	N/A
August 1, 2009 – August 31, 2009	366.3320	$1,400.39	N/A	N/A
September 1, 2009 – September 30, 2009	348.2545	$1,429.99	N/A	N/A
	1,421.9077	$1,395.50

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
3.1 Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on September 23, 1999 and incorporated herein by reference).
3.2 Certificate of Limited Partnership of the Partnership as filed in the Office of the Secretary of State of the State of New York on August 25, 1999 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on September 23, 1999 and incorporated herein by reference).
     (a) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed herein).
     (b) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed herein).
     (c) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed herein).
     (d) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Form 8-K filed on September 2, 2008 and incorporated herein by reference).
     (e) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).
10.1 Form of Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on September 23, 1999 and incorporated herein by reference).
10.2 Form of Escrow Agreement among the Partnership, European American Bank, Smith Barney Futures Management Inc. and Salomon Smith Barney Inc. (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on September 23, 1999 and incorporated herein by reference).
     (a) Form of Letter Amending Escrow Agreement among the Partnership, European American Bank, Smith Barney Futures Management Inc. and Salomon Smith Barney Inc. (filed as Exhibit 10.3A to the Registration Statement on Form S-1 filed on November 12, 2002 and incorporated herein by reference).
10.3 Form of Selling Agreement among the Partnership, Smith Barney Futures Management LLC and Salomon Smith Barney Inc. (filed as Exhibit 1.1 to the Registration Statement on Form S-1 filed on November 12, 2002 and incorporated herein by reference).
10.4 Joinder Agreement among the Partnership, the General Partner, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).
10.5 Amended and Restated Advisory Agreement among the Partnership, the General Partner and SandRidge Capital, LP, dated June 30, 2007 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 14, 2007 and incorporated herein by reference).
     (a) Letter from the General Partner extending Advisory Agreement between the General Partner and SandRidge Capital, L.P. for 2008, dated June 5, 2008 (filed as Exhibit 10.20 to the Annual Report on Form 10-K filed on March 31, 2009).
10.6 Management Agreement among the Partnership, the General Partner and Aspect Capital Limited, dated January 3, 2002 (filed as Exhibit 99 to the Annual Report on Form 10-K filed on March 27, 2003 and incorporated herein by reference).
     (a) Letter from the General Partner extending Management with Aspect Capital Limited for 2008, dated June 5, 2008 (filed as Exhibit 10.20 to the Annual Report on Form 10-K filed on March 31, 2009 and incorporated herein by reference).
10.7 Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company, dated March 31, 2008 (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2008 and incorporated herein by reference).
     (a) Letter from the General Partner extending Management Agreement with Eckhardt Trading Company for 2008, dated June 5, 2008 (filed as Exhibit 10.20 to the Annual Report on Form 10-K filed on March 31, 2009 and incorporated herein by reference).
10.8 Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc., dated August 31, 1999 (filed as Exhibit 10.6 to the Registration Statement on Form S-1 filed on September 23, 1999 and incorporated herein by reference).
     (a) Letter from the General Partner extending Management Agreement with Campbell and Company Inc. for 2008, dated June 5, 2008 (filed as Exhibit 10.20 to Form 10-K filed on March 31, 2009 and incorporated herein by reference).
10.9 Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P., dated June 11, 2001 (filed as Exhibit 10 to the Annual Report on Form 10-K filed on March 27, 2002 and incorporated herein by reference).
     (a) Letter from the General Partner extending Management Agreement with Graham Capital Management, L.P. for 2008, dated June 5, 2008 (filed as Exhibit 10.20 to the Annual Report on Form 10-K filed on March 31, 2009 and incorporated herein by reference).
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	November 16, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 16, 2009