Form 10-K
period 2009-12-31
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2010-03-31
CIK 1095007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
55 East 59th Street — 10th Floor
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
Yes  X            No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes                 No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X].
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                 No  X
Limited Partnership Redeemable Units with an aggregate value of $61,960,514 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second calendar month.
As of February 28, 2010, 46,589.1522 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I
Item 1. Business.
     (a) General development of business. Diversified 2000 Futures Fund L.P., formerly Citigroup Diversified 2000 Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 25, 1999 to engage, indirectly in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership through its investment in the Funds (defined herein) are volatile and involve a high degree of market risk. A total of 190,000 Redeemable Units of Limited Partnership Interest in the Partnership (“Redeemable Units”) have been offered to the public.
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
     The Partnership no longer offers Redeemable Units for sale. Redemptions of Redeemable Units for the years ended December 31, 2009, 2008 and 2007 are reported in the Statements of Changes in Partners’ Capital on page F-13 under “Item 8. Financial Statements and Supplementary Data”.
     Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
     As of December 31, 2009, all commodity trading decisions are made for the Partnership by Graham Capital Management L.P. (“Graham”), Campbell & Company, Inc. (“Campbell”), Aspect Capital Limited (“Aspect”), SandRidge Capital L.P. (“SandRidge”) and Eckhardt Trading Company (“Eckhardt”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. John W. Henry & Company, Inc. (“JWH”) was terminated as of March 31, 2007. Eckhardt was added as an advisor to the Partnership on April 1, 2008. A description of the trading activities and focus of the Advisors is included on page 8 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.
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

     On May 22, 2003, the Partnership allocated a portion of the Partnership’s capital to JWH Master Fund LLC, formerly JWH Strategic Allocation Master Fund LLC, a New York limited liability company (“JWH Master”). The Partnership purchased 14,370.0894 units of JWH Master with a fair value of $27,367,545. JWH Master was formed in order to permit commodity pools managed now or in the future by JWH, using the Global Analytics Program, JWH’s proprietary, systematic trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in JWH Master on March 31, 2007 resulting in a realized loss of $6,919,777.

     On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 51,356.1905 units of Campbell Master with cash equal to $50,768,573, and a contribution of open commodity futures and forward positions with a fair value of $587,618. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using the Financial, Metal and Energy Large Portfolio (“FME”), a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.
     On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 43,434.9465 units of Aspect Master with cash equal to $40,490,894, and a contribution of open commodity futures and forward positions with a fair value of $2,944,052. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be a limited partner of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.
     On April 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using the K4D — 12.5 program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be a limited partner of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.
     On April 1, 2007, the assets previously allocated to JWH Master were allocated to SandRidge for trading. These assets were invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,659.0734 units of SandRidge Master with cash equal to $9,635,703. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using the Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be a limited partner of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.
     On April 1, 2008, the assets allocated to Eckhardt for trading were invested in the CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,000.0000 units of Eckhardt Master with cash of $10,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by Eckhardt using its Standard Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.
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
     A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner member at least 3 days in advance of the Redemption Date. The units are classified as a liability when the Limited Partner elects to redeem and informs the Funds.

     Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “clearing fees”) are borne by the Funds. All other fees including CGM’s direct brokerage commission are charged at the Partnership level.
     For the period January 1, 2009 through December 31, 2009, the approximate average market sector distribution for the Partnership was as follows:
     At December 31, 2009, the Partnership owned approximately 9.0% of Campbell Master, 12.0% of Aspect Master, 13.2% of Graham Master, 2.0% of SandRidge Master and 40.4% of Eckhardt Master. At December 31, 2008, the Partnership owned approximately 10.3% of Campbell Master, 12.6% of Aspect Master, 12.6% of Graham Master, 2.8% of SandRidge Master and 38.3% of Eckhardt Master. Campbell, Aspect, Graham, SandRidge and Eckhardt intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master, Graham Master, SandRidge Master and Eckhardt Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.
     The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profit, if any, net of distributions.
     Pursuant to the terms of the management agreements (the “Management Agreement”) with the Advisors, the Partnership is obligated to pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to each Advisor, except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% a year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.
     In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.
     The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership pays CGM a monthly brokerage commission equal to 0.45% (5.4% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage commissions, incentive fee accruals, the monthly management fees and other expenses and any redemption or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to financial advisors who have sold Redeemable Units in the Partnership. The Funds pay for the clearing fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. In addition, CGM pays the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in each of the Funds’ accounts during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM will pay such interest to the Partnership out of its own funds whether or not it is able to earn the interest it has obligated itself to pay. Alternatively, CGM may place up to all of the Partnership’s assets in 90-day U.S. Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. The Customer Agreement may be terminated by either party.
     (b) Financial information about industry segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 is set forth under “Item 6. Selected Financial Data”. The Partnership’s Capital as of December 31, 2009, was $67,723,311.
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
     The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries and changing interest rates.
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
     2. Each of the Advisors, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and
     3. An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.
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
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets. Certain of the proposals would authorize the Commodity Futures Trading Commission (“CFTC”) and the SEC to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.
     Speculative position and trading limits may reduce profitability.
     The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.
Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, Citigroup.
Item 3. Legal Proceedings.
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
     CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM’’), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.
     There have been no material administrative, civil or criminal actions within the past five years against CGM (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.
     Mutual Funds
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
     FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which Citigroup Global Markets, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that Citigroup Global Markets failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. Citigroup Global Markets was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
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
     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the SEC, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par Auction Rate Securities from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased Auction Rate Securities from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
     Subprime-Mortgage Related Actions
     Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage — related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
     Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and Citigroup Global Market’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including Citigroup Global Markets, are involved in discussions with certain of its regulators to resolve certain of these matters.
     Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.
     In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of CGM.
Item 4. [Removed and Reserved].

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     (a) Market Information. The Partnership has issued no stock. There is no established public market for the Redeemable Units.
     (b) Holders. The number of holders of Redeemable Units as of December 31, 2009, was 2,299.
     (c) Dividends. The Partnership did not declare a distribution in 2009, 2008 or 2007. The Partnership does not intend to declare distributions in the foreseeable future.
     (d) Securities Authorized for Issuance Under Equity Compensation Plans. None.
     (e) Performance Graph. Not applicable.
     (f) Recent sales of Unregistered Securities. There were no additional sales of units for the years ended December 31, 2009, 2008 and 2007.
     (g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2009 – October 31, 2009	48,434.6502	$1,390.55	N/A	N/A
November 1, 2009 – November 30, 2009	48,163.6726	$1,457.76	N/A	N/A
December 1, 2009 – December 31, 2009	47,936.5632	$1,392.86	N/A	N/A
	144,534.8860	$1,413.71	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.
Item 6. Selected Financial Data.
     Realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in Net Asset Value per Unit and the Net Asset Value per Unit for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 and total assets at December 31, 2009, 2008, 2007, 2006 and 2005 were as follows:

	2009	2008	2007	2006	2005
Realized and unrealized trading gains (losses) and investment in Partnership net of brokerage commissions (including clearing fees), of $4,244,399, $5,523,222, $6,584,804, $7,793,930 and $8,924,416, respectively	$(2,957,413)	$16,823,665	$(2,575,632)	$(1,464,544)	$(9,197,446)
Interest income	53,348	1,027,369	4,064,499	5,103,077	3,637,345

	$(2,904,065)	$17,851,034	$1,488,867	$3,638,533	$(5,560,101)

Net income (loss)	$(4,886,914)	$13,562,137	$(801,591)	$1,023,734	$(8,982,853)

Increase (decrease) in Net Asset Value per Unit	$(91.11)	$195.34	$(5.96)	$10.23	$(62.99)

Net Asset Value per Unit	$1,392.86	$1,483.97	$1,288.63	$1,294.59	$1,284.36

Total assets	$68,926,969	$92,283,681	$100,299,729	$129,994,652	$152,802,619

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
     The programs traded by each Advisor on behalf of the Partnership are: Aspect — Diversified Program (“Diversified Program”), Campbell — Financial, Metal & Energy Large (“FME”) Portfolio, Graham — K4D — 12.5 Program, SandRidge — Energy Program (the “Energy Program’’) and Eckhardt — Standard Program . As of December 31, 2009, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages: Aspect, 29%, Campbell, 8%, Graham, 33%, SandRidge, 20% and Eckhardt 10%.
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
     Graham’s trading systems are systematic as they rely primarily on technical rather than fundamental information as the basis for their trading decisions. Graham’s systems are based on the expectation that they can over time successfully anticipate market events using quantitative mathematical models to determine their trading activities, as opposed to attempting properly to forecast price trends using subjective analysis of supply and demand
     Graham trades the Partnership’s assets allocated to it in accordance with its K4D — 12.5 Program. The K4D — 12.5 Program combines four individual Graham investment programs into one program. The K4D — 12.5 Program initially allocates assets equally among other Graham programs. As market conditions or other circumstances change, Graham may alter the weightings of the individual programs and add (or delete) other programs to the K4D — 12.5 Program, as it deems appropriate.
     Campbell & Company, Inc.
     Campbell trades its FME Large Portfolio, a proprietary, systematic trading system, on behalf of the Partnership, through its investment in Campbell Master. Campbell’s trading models are designed to detect and exploit medium-term to long-term price changes, while also applying risk management and portfolio management principles.
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
     SandRidge Capital L.P.
     SandRidge trades its Energy Program, a proprietary, discretionary system, on behalf of the Partnership, through its investment in SandRidge Master. SandRidge primarily attempts to achieve the Fund’s objective through the speculative trading of energy-related commodity interests, including, but not limited to, natural gas, crude oil, heating oil and gasoline.
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
     Eckhardt Trading Company
     Eckhardt began managing accounts according to the Standard Program — Higher Leveraged, a proprietary, systematic system, in October 1991. For this program, Eckhardt primarily engages in trading financial and commodity futures contracts on U.S. and non-U.S. exchanges. Currently the market groups or contracts traded by Eckhardt in the Standard Program-Higher Leveraged include, but are not limited to, U.S. and international interest rates, stock indices, currencies and cross-rates, metals, energy products, grains and soft markets. Eckhardt may add or delete markets and/or exchanges at its discretion. In addition, Eckhardt may trade options on futures, forward contracts on commodities and currencies, cash currencies, and may engage in transactions in physical commodities, including EFPs (in addition to EFPs in currencies).
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
     For the period January 1, 2009 through December 31, 2009, the average allocation by commodity market sector for each of the Funds was as follows:
CMF Graham Capital Master Fund L.P.

Currencies	26.1%
Energy	6.8%
Grains	4.0%
Interest Rates Non-U.S.	16.9%
Interest Rates U.S.	6.3%
Livestock	0.4%
Metals	5.2%
Softs	4.5%
Stock Indices	29.8%
CMF Campbell Master Fund L.P.

Currencies	34.3%
Energy	4.9%
Grains	0.3%
Interest Rates Non-U.S.	19.6%
Interest Rates U.S.	7.5%
Metals	5.5%
Softs	0.4%
Stock Indices	27.5%

CMF Aspect Master Fund L.P.

Currencies	20.7%
Energy	8.2%
Grains	3.3%
Interest Rates Non-U.S.	28.8%
Interest Rates U.S.	7.7%
Livestock	1.5%
Metals	10.8%
Softs	7.1%
Stock Indices	11.9%
CMF SandRidge Master Fund L.P.

Energy	100.0%
CMF Eckhardt Master Fund L.P.

Currencies	13.4%
Energy	9.5%
Grains	5.8%
Interest Rates Non-U.S.	23.6%
Interest Rates U.S.	14.1%
Metals	12.7%
Softs	7.3%
Stock Indices	13.6%
     (a) Liquidity.
     The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in its trading accounts, consisting of cash and cash equivalents, net unrealized appreciation on open futures positions, net unrealized appreciation on forward contracts, and options, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2009.
     To minimize this risk relating to low margin deposits, the Partnership/Funds follows certain trading policies, including:
(i)	The Partnership/Funds invest their assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s/Funds’ net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds do not employ the trading technique commonly known as “pyramiding”, in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds take delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. The term “spread” or “straddle” describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Partnership/Funds will not permit the churning of their commodity trading accounts. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.
     From January 1, 2009 through December 31, 2009, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 13.9%. The foregoing margin to equity ratio takes into account positions and cash held in the Partnership’s name as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.
     In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Funds’ counterparty is an exchange or clearing organization.

     As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees as described in ASC 460, Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).
     The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)
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
     (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage fees, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
     No forecast can be made as to the level of redemptions in any given period. A Limited Partner may cause all or some of their Redeemable Units to be redeemed by the Partnership at the redemption value per Redeemable Unit thereof as of the last day of each month, ending at least three months after such Redeemable Units have been issued, on ten days’ written notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2009, 8,625.5595 Redeemable Units were redeemed totaling $12,416,394, coupled with 1,319.8660 Redeemable Units of General Partner Unit equivalents totaling $1,885,638. For the year ended December 31, 2008, 18,233.6270 Redeemable Units were redeemed totaling $25,617,489. For the year ended December 31, 2007, 21,943.0013 Redeemable Units were redeemed totaling $28,063,398.
     The Partnership is closed and no longer offers Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month.
     (c) Results of Operations.
     For the year ended December 31, 2009, the Net Asset Value per Redeemable Unit decreased 6.1% from $1,483.97 to $1,392.86. For the year ended December 31, 2008, the Net Asset Value per Redeemable Unit increased 15.2% from $1,288.63 to $1,483.97. For the year ended December 31, 2007, the Net Asset Value per Redeemable Unit decreased 0.5% from $1,294.59 to $1,288.63.
     The Partnership experienced a net trading gain through investments in the Funds of $1,286,986 in 2009. Gains were primarily attributed to the trading of energy, livestock, metals, softs and indices and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates and lumber.

     2009 was a volatile year for the financial markets. The U.S. stock market entered 2009 reeling from the financial turmoil of 2008. The results of the sub-prime fallout, bank bailouts, auto industry bankruptcies, and capitulating economic data overwhelmed not just stock prices, but fueled extraordinarily high levels of risk aversion. The market’s recovery was driven by stability in the banking sector and a rapid recovery in global markets. By mid-year 2009, the market hit a bottom in March, banks were seeking to return TARP bailout money and leading indicators were recovering. The Partnership realized losses as trends were volatile and sensitivity to news shocks and contrary economic data.
     Losses were realized in trading fixed income instruments. With the economic backdrop of 2009, yields started to exhibit asymmetric volatility due to extreme uncertainty prevailing in the longer time horizon. Encouraged by the continuing efforts of the Obama administration to stabilize the U.S. economy, the markets finally began to recover a degree of risk-taking confidence in March, resulting in the reversal of many of the trends that had driven returns in late 2008. In agricultural commodities, losses were realized primarily in corn and wheat. Prices of corn and wheat both unexpectedly rallied in October as cold, wet weather threatened to delay harvest and previous concerns over the acres likely to be seeded for the new crop subsided. Losses were also taken in trading of currencies, primarily in December as the Japanese yen reversed sharply on the Japanese government’s dissatisfaction over the high value of the Yen.
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
     Profits were primarily realized from trading in energy, equity indices and fixed income. The Partnership realized most of the profits in the energy sector by capturing both the bullish and the bearish trends. In the earlier part of the year, crude oil pushed towards a historic high of $147 per barrel and in the latter part, the trend suddenly reversed and a strong negative trend emerged with crude oil dropping to about $32 per barrel. Natural gas also contributed to profits as prices plunged from $14 to about $5 per BTU. Global equity indices also contributed to the gains as indices continued to test multi-year lows. As financial institutions continued to write off the assets and as bankruptcies loomed, investors lost confidence in the equity markets. Futures markets offered greater flexibility as the SEC temporarily banned short selling in the equity markets. The Partnership was also profitable in interest rates as the yield on short term notes dropped significantly. Short term U.S. Treasury bills were in such high demand due to flight-to-quality that the yields had dropped below zero during the year. While the 10Yr T-bill yielded on an average between 3.5%-4% most of the year, the yield dropped to 2% in December. Non-U.S. interest rates also showed tremendous volatility as the rates dropped precipitously due to the actions of the central banks. Slightly offsetting gains were small losses in foreign exchange.
     CGM will pay monthly interest to the Partnership on its allocable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place up to all of the Funds’ assets in 90-day Treasury bills. The Partnership will receive 80% of its allocable share of the interest earned on the Treasury bills through its investments in Partnerships. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income from investment in Partnerships for the three and twelve months ended December 31, 2009 decreased by $25,550 and $974,021, respectively as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury Bill rates for the Partnership during the three and twelve months ended December 31, 2009, as compared to the corresponding periods in 2008. Interest earned by the Partnership will increase the net asset value of the Partnership.
     Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions and fees for the three and twelve months ended December 31, 2009 decreased by $293,369 and $1,278,823, respectively as compared to the corresponding periods in 2008. The decrease in brokerage commissions is primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2009 as compared to the corresponding periods in 2008.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and twelve months ended December 31, 2009 decreased by $96,879 and $387,801, respectively as compared to the corresponding periods in 2008. The decrease in management fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2009 as compared to the corresponding periods in 2008.
     Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended December 31, 2009 resulted in a reversal of an incentive fee accrual of $97,079. Trading performance for the twelve months ended December 31, 2009 resulted in an incentive fee accrual of $297,167. Trading performance for the three and twelve months ended December 31, 2008 resulted in an incentive fee accrual of $1,642,134 and $2,324,181, respectively.
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
     In allocating substantially all of the assets of the Partnership to the Funds, the General Partner considered the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors at any time.
     (d) Off-balance Sheet Arrangements. None
     (e) Contractual Obligations. None
     (f) Operational Risk.
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
     (g) Critical Accounting Policies.
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).
     Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other partnerships, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

     Partnership’s and the Funds’ Fair Value Measurements. The Partnership’S and the Funds’ adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the years ended December 31, 2009 and 2008, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Funds trade futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
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
     The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.
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
     Options. The Funds may purchase and write (sell) both exchange listed and over-the-counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

     In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. See Note 9. Subsequent Events on page F-24 under “Item 8. Financial Statements and Supplementary Data.”
     Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements,” which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.
     In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, ” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’S requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
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
     The Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Funds’ mark-to-market accounting, any loss in the fair value of the Funds’ open positions is directly reflected in the Partnership’s earnings (realized and unrealized). Exchange maintenance margin requirements have been used by the Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%—99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
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
  The Partnership’s Trading Value at Risk in Different Market Sectors
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Partnership’s advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held indirectly by each Fund separately.
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2009 and 2008. As of December 31, 2009, the Partnership’s total capitalization was $67,723,311.
December 31, 2009

		% of Total
Market Sector	Value at Risk	Capitalization

Currencies	$877,221	1.30%
Energy	710,460	1.05%
Grains	164,945	0.24%
Interest Rates U.S.	471,043	0.70%
Interest Rates Non-U.S.	1,038,576	1.53%
Livestock	26,522	0.04%
Metals	630,531	0.93%
Softs	429,785	0.63%
Indices	1,532,562	2.26%

Total	$5,881,645	8.68%

     As of December 31, 2008, the Partnership’s total capitalization was $86,912,257.
December 31, 2008

		% of Total
Market Sector	Value at Risk	Capitalization

Currencies	$1,119,581	1.29%
Energy	1,020,891	1.18%
Grains	89,468	0.10%
Interest Rates U.S.	394,480	0.45%
Interest Rates Non-U.S.	1,374,274	1.58%
Livestock	21,395	0.03%
Metals	367,478	0.42%
Softs	137,592	0.16%
Indices	312,382	0.36%

Total	$4,837,541	5.57%

     The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of December 31, 2009 and 2008, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.
     As of December 31, 2009, Campbell Master’s total capitalization was $62,525,663. The Partnership owned approximately 9.0% of Campbell Master. As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Campbell Master was as follows:
December 31, 2009

				Low	Average
		% of Total	High	Value	Value
Market Sector	Value at Risk	Capitalization	Value at Risk	at Risk	at Risk *
Currencies	$494,171	0.79%	$4,303,193	$268,184	$2,352,637
Energy	140,600	0.23%	930,274	16,100	358,289
Grains	11,250	0.02%	162,540	6,400	27,905
Interest Rates U.S.	418,260	0.67%	1,097,280	38,743	460,754
Interest Rates Non-U.S.	626,824	1.00%	2,442,697	610,321	1,365,590
Metals	408,384	0.65%	1,109,145	29,024	391,577
Softs	40,700	0.07%	145,740	2,100	27,164
Indices	1,783,059	2.85%	4,565,846	678,383	1,979,007

Total	$3,923,248	6.28%

*	Annual average based on month-end Value at Risk
     As of December 31, 2008, Campbell Master’s total capitalization was $127,474,962. The Partnership owned approximately 10.3% of Campbell Master. As of December 31, 2008, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Campbell Master was as follows:
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

     As of December 31, 2009, Graham Master’s total capitalization was $171,212,260. The Partnership owned approximately 13.2% of Graham Master. As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Graham Master was as follows:
December 31, 2009

				Low	Average
		% of Total	High	Value	Value
Market Sector	Value at Risk	Capitalization	Value at Risk	at Risk	at Risk*
Currencies	$2,410,532	1.41%	$8,136,447	$833,881	$4,612,528
Energy	684,083	0.40%	3,017,929	273,236	1,214,764
Grains	549,675	0.32%	1,846,996	96,550	731,407
Interest Rates U.S.	142,150	0.08%	2,365,808	87,777	859,990
Interest Rates Non-U.S.	1,869,099	1.09%	8,320,518	471,498	2,867,131
Livestock	59,200	0.04%	160,380	1,080	58,409
Metals	1,222,254	0.71%	1,806,942	297,478	1,002,985
Softs	1,131,557	0.66%	1,479,945	190,202	768,323
Indices	4,809,915	2.81%	12,019,804	623,680	5,396,991

Total	$12,878,465	7.52%

*	Annual average of month-end value at risk
     As of December 31, 2008, Graham Master’s total capitalization was $224,490,942. The Partnership owned approximately 12.6% of Graham Master. As of December 31, 2008, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Graham Master was as follows:
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
     As of December 31, 2009, Aspect Master’s total capitalization was $165,138,058. The Partnership owned approximately 12.0% of Aspect Master. As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Aspect Master was as follows:
December 31, 2009

					Average
		% of Total	High	Low	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Currencies	$3,005,547	1.82%	$9,657,630	$1,450,765	$3,783,484
Energy	948,800	0.57%	4,972,100	440,450	1,516,206
Grains	327,245	0.20%	1,461,017	291,283	622,287
Interest Rates U.S.	868,320	0.54%	3,363,654	68,325	1,350,674
Interest Rates Non-U.S.	5,408,866	3.28%	10,090,643	3,056,662	5,677,560
Livestock	155,900	0.09%	704,364	130,800	287,937
Metals	2,647,427	1.60%	4,707,270	813,671	2,289,309
Softs	1,800,229	1.09%	2,057,410	648,164	1,382,129
Indices	4,002,477	2.42%	4,177,780	735,579	2,382,946

Total	$19,164,811	11.61%

*	Annual average of month-end value at risk

     As of December 31, 2008, Aspect Master’s total capitalization was $239,354,333. The Partnership owned approximately 12.6% of Aspect Master. As of December 31, 2008, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Aspect Master was as follows:
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
     As of December 31, 2009, SandRidge Master’s total capitalization was $684,909,493. The Partnership owned approximately 2.0% of SandRidge Master. As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in SandRidge Master was as follows:
December 31, 2009

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Energy	$19,220,494	2.81%	$40,574,022	$11,157,117	$24,955,810

Total	$19,220,494	2.81%

*	Annual average based on month-end Value at Risk
     As of December 31, 2008, SandRidge Master’s total capitalization was $449,718,446. The Partnership owned approximately 2.8% of SandRidge Master. As of December 31, 2008, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in SandRidge Master was as follows:
December 31, 2008

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Energy	$25,819,902	5.74%	$48,324,167	$12,297,376	$27,673,738

Total	$25,819,902	5.74%

*	Annual average based on month-end Value at Risk
     As of December 31, 2009, Eckhardt Master’s total capitalization was $17,320,459. The Partnership owned approximately 40.4% of Eckhardt Master. As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Eckhardt Master was as follows:
December 31, 2009

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$380,916	2.20%	$1,191,210	$7,200	$301,705
Energy	270,400	1.56%	644,500	22,050	211,624
Grains	128,975	0.74%	362,365	10,800	101,491
Interest Rates U.S.	768,410	4.44%	768,410	14,550	196,272
Interest Rates Non-U.S.	213,803	1.23%	696,839	13,213	221,520
Metals	284,030	1.64%	535,674	16,196	234,566
Softs	150,320	0.87%	251,705	11,784	115,206
Indices	635,844	3.67%	879,160	22,367	304,994

Total	$2,832,698	16.35%

*	Annual average based on month-end Value at Risk
     As of December 31, 2008, Eckhardt Master’s total capitalization was $20,529,435. The Partnership owned approximately 38.3% of Eckhardt Master. As of December 31, 2008, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Eckhardt Master was as follows:
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
     The following were the primary trading risk exposures of the Funds as of December 31, 2009, by market sector.
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

     Currencies. The Funds’ currency exposure is subject to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Funds’ currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Funds in expressing Value at Risk in a currency other than U.S. dollars.
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
     Metals. The Funds’ primary metal market exposure is to fluctuations in the price of gold, silver, base metals copper, aluminum and zinc.
     Softs. The Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, cotton and sugar accounted for the bulk of the Funds’ commodity exposure as of December 31, 2009.
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
     The following were the only non-trading risk exposures of the Funds as of December 31, 2009.
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

Item 8. Financial Statements and Supplementary Data.
DIVERSIFIED 2000 FUTURES FUND L.P.
INDEX TO FINANCIAL STATEMENTS

Page
Number
Oath or Affirmation	F-3
Management’s Report on Internal Control over Financial Reporting	F-4
Reports of Independent Registered Public Accounting Firms	F-5 — F-7
Financial Statements:
Statements of Financial Condition at December 31, 2009 and 2008	F-8
Schedules of Investments at December 31, 2009 and 2008	F-9 — F-10
Statements of Income and Expenses for the years ended December 31, 2009, 2008, and 2007	F-11
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008, and 2007	F-12
Notes to Financial Statements	F-13 — F-24
Selected Unaudited Quarterly Financial Data	F-25
Financial Statements of CMF Campbell Master Fund L.P.
Oath or Affirmation	F-26
Reports of Independent Registered Public Accounting Firms	F-27 — F-29
Statements of Financial Condition at December 31, 2009 and 2008	F-30
Condensed Schedules of Investments at December 31, 2009 and 2008	F-31 — F-32
Statements of Income and Expenses for the year ended December 31, 2009, 2008, and 2007	F-33
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008, and 2007	F-34
Notes to Financial Statements	F-35 — F-44
Selected Unaudited Quarterly Financial Data	F-45
Financial Statements of CMF Aspect Master Fund L.P.
Oath or Affirmation	F-46
Reports of Independent Registered Public Accounting Firms	F-47 — F-49
Statements of Financial Condition at December 31, 2009 and 2008	F-50
Condensed Schedules of Investments at December 31, 2009 and 2008	F-51 — F-52

Page
Number
Statements of Income and Expenses for the years ended December 31, 2009, 2008, and 2007	F-53
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008, and 2007	F-54
Notes to Financial Statements	F-55 — F-63
Selected Unaudited Quarterly Financial Data	F-64
Financial Statements of CMF Graham Capital Master Fund L.P.
Oath or Affirmation	F-65
Reports of Independent Registered Public Accounting Firms	F-66 — F-68
Statements of Financial Condition at December 31, 2009 and 2008	F-69
Condensed Schedules of Investments at December 31, 2009 and 2008	F-70 — F-71
Statements of Income and Expenses for the year ended December 31, 2009, 2008 and 2007	F-72
Statements of Changes in Partners’ Capital for the year ended December 31, 2009, 2008 and 2007	F-73
Notes to Financial Statements	F-74 — F-82
Selected Unaudited Quarterly Financial Data	F-83
Financial Statements of CMF SandRidge Master Fund L.P.
Oath or Affirmation	F-84
Reports of Independent Registered Public Accounting Firms	F-85 — F-87
Statements of Financial Condition at December 31, 2009 and 2008	F-88
Condensed Schedules of Investments at December 31, 2009 and 2008	F-89 — F-90
Statements of Income and Expenses for the years ended December 31, 2009, 2008, and 2007	F-91
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008, and 2007	F-92
Notes to Financial Statements	F-93 — F-100
Selected Unaudited Quarterly Financial Data	F-101
Financial Statements of CMF Eckhardt Master Fund L.P.
Oath or Affirmation	F-102
Report of Independent Registered Public Accounting Firm	F-103 — F-104
Statements of Financial Condition at December 31, 2009 and 2008	F-105
Condensed Schedules of Investments at December 31, 2009 and 2008	F-106 — F-107
Statement of Income and Expenses for the year ended December 31, 2009 and the period from April 1, 2008 (commencement of trading operations) to December 31, 2008	F-108
Statements of Changes in Partners’ Capital for the year ended December 31, 2009 and the period from April 1, 2008 (commencement of trading operations) to December 31, 2008	F-109
Notes to Financial Statements	F-110 — F-118
Selected Unaudited Quarterly Financial Data	F-119

To the Limited Partners of
Diversified 2000 Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Diversified 2000 Futures Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Management’s Report on Internal Control Over
Financial Reporting

The management of Diversified 2000 Futures Fund L.P. (formerly, Citigroup Diversified 2000 Futures Fund L.P.) (the Partnership), Ceres Managed Futures LLC (formerly, Citigroup Managed Futures LLC), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

(iii) provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Diversified 2000 Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2009 based on the criteria referred to above.

The Partnership’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009, as stated in their report dated March 19, 2010 which appears herein.

Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Diversified 2000 Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Diversified 2000 Futures Fund L.P.:
We have audited the accompanying statement of financial condition of Diversified 2000 Futures Fund L.P. (the “Partnership”), including the schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. We also have audited the Partnership’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, respectively, expressed unqualified opinions on those statements.
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
A partnership’s internal control over financial reporting is a process designed by, or under the supervision of, the partnership’s principal executive and principal financial officers, or persons performing similar functions, and effected by the partnership’s general partner, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and general partner of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diversified 2000 Futures Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Registered Public Accounting Firm
To the Partners of
Diversified 2000 Futures Fund L.P.:
In our opinion, the accompanying statement of financial condition, the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Diversified 2000 Futures Fund L.P. (formerly known as Citigroup Diversified 2000 Futures Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
Diversified 2000 Futures Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of Diversified 2000 Futures Fund L.P. (formerly, Citigroup Diversified 2000 Futures Fund L.P.) for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of Diversified 2000 Futures Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Investment in Partnerships, at fair value (Note 5)	$68,763,270	$92,202,668
Cash (Note 3c)	163,699	81,013

Total assets	$68,926,969	$92,283,681

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$310,171	$415,277
Management fees (Note 3b)	101,697	134,150
Incentive fees (Note 3b)	297,167	2,324,181
Professional fees	133,333	66,047
Other	44,958	24,830
Redemptions payable (Note 6)	316,332	2,406,939

Total liabilities	1,203,658	5,371,424

Partners’ Capital (Notes 1 and 6):
General Partner, 685.2830 and 2,005.1490 Unit equivalents outstanding at December 31, 2009 and 2008, respectively	954,503	2,975,581
Limited Partners, 47,936.5632 and 56,562.1227 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	66,768,808	83,936,676

Total partners’ capital	67,723,311	86,912,257

Total liabilities and partners’ capital	$68,926,969	$92,283,681

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Schedule of Investments
December 31, 2009

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Campbell Master Fund L.P.	$5,638,620	8.33%
CMF Aspect Master Fund L.P.	19,889,156	29.37
CMF Graham Capital Master Fund L.P.	22,604,775	33.38
CMF SandRidge Master Fund L.P.	13,641,031	20.14
CMF Eckhardt Master Fund L.P.	6,989,688	10.32

Total investment in Partnerships, at fair value	$68,763,270	$101.54%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Schedule of Investments
December 31, 2008

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Campbell Master Fund L.P.	$13,096,955	15.07%
CMF Aspect Master Fund L.P.	30,244,967	34.80
CMF Graham Capital Master Fund L.P.	28,384,660	32.66
CMF SandRidge Master Fund L.P.	12,612,757	14.51
CMF Eckhardt Master Fund L.P.	7,863,329	9.05

Total investment in Partnerships, at fair value	$92,202,668	$106.09%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed positions and sale of investment in Partnership	$—	$—	$(6,919,777)
Net realized gains (losses) on investment in Partnerships	(590,938)	25,034,325	9,010,536
Change in net unrealized gains (losses) on investment in Partnerships	1,877,924	(2,687,438)	1,918,413

Gain (loss) from trading, net	1,286,986	22,346,887	4,009,172
Interest income from investment in Partnerships	53,348	1,027,369	4,064,499

Total income (loss)	1,340,334	23,374,256	8,073,671

Expenses:
Brokerage commissions including clearing fees (Note 3c)	4,244,399	5,523,222	6,584,804
Management fees (Note 3b)	1,339,104	1,726,905	2,034,794
Incentive fees (Note 3b)	297,167	2,324,181	44,462
Professional fees	267,426	190,320	142,627
Other	79,152	47,491	68,575

Total expenses	6,227,248	9,812,119	8,875,262

Net income (loss)	$(4,886,914)	$13,562,137	$(801,591)

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$(91.11)	$195.34	$(5.96)

Weighted average units outstanding	52,420.3791	69,282.7177	90,316.2615

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

	Limited	General
	Partners	Partner	Total

Partners’ Capital at December 31, 2006	$125,236,752	$2,595,846	$127,832,598
Net income (loss)	(789,640)	(11,951)	(801,591)
Redemption of 21,943.0013 Redeemable Units of Limited Partnership Interest	(28,063,398)	—	(28,063,398)

Partners’ Capital at December 31, 2007	96,383,714	2,583,895	98,967,609
Net income (loss)	13,170,451	391,686	13,562,137
Redemption of 18,233.6270 Redeemable Units of Limited Partnership Interest	(25,617,489)	—	(25,617,489)

Partners’ Capital at December 31, 2008	83,936,676	2,975,581	86,912,257
Net income (loss)	(4,751,474)	(135,440)	(4,886,914)
Redemption of 8,625.5595 Redeemable Units of Limited Partnership Interest	(12,416,394)	—	(12,416,394)
Redemption of 1,319.8660 General Partner Unit equivalents	—	(1,885,638)	(1,885,638)

Partners’ Capital at December 31, 2009	$66,768,808	$954,503	$67,723,311

Net Asset Value per Unit:

2007:	$1,288.63

2008:	$1,483.97

2009:	$1,392.86

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

Diversified 2000 Futures Fund L.P. (formerly, Citigroup Diversified 2000 Futures Fund L.P.) (the “Partnership”) is a limited partnership which was organized under the partnership laws of the State of New York on August 25, 1999 to engage indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership through its investment in the Funds (as defined in Note 5 “Investment in Partnerships”) are volatile and involve a high degree of market risk.

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

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2019; the Net Asset Value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. generally accepted accounting principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other partnerships, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses.

Partnership’s and the Funds’ Fair Value Measurements.  The Partnership and the Funds adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership and the Funds adopted amendments to ASC 820 Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

The Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the years ended December 31, 2009 and 2008, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$68,763,270	$—	$68,763,270	$—

Total fair value	$68,763,270	$—	$68,763,270	$—

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$92,202,668	$—	$92,202,668	$—

Total fair value	$92,202,668	$—	$92,202,668	$—

Futures Contracts. The Funds trade futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

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

Options. The Funds may purchase and write (sell) both exchange listed and over-the-counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

d.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.

e.	Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

f.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which , among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

g.	Certain prior period amounts have been reclassified to conform to the current year presentation.

h.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 7 for Financial Highlights.

3.	Agreements:

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

The General Partner, on behalf of the Partnership, has entered into management agreements (the “Management Agreement”) with John W. Henry & Company, Inc. (“JWH”), Graham Capital Management L.P. (“Graham”), Campbell & Company, Inc. (“Campbell”), Aspect Capital Limited (“Aspect”), SandRidge Capital L.P. (“SandRidge”) and Eckhardt Trading Company (“Eckhardt”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. The Management Agreement with JWH was terminated as of March 31, 2007. Eckhardt was added as an advisor to the Partnership on April 1, 2008. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor, except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% a year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

monthly management fees and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate the assets to additional advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage commission equal to 0.45% (5.4% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage commissions, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to financial advisors who have sold Redeemable Units in the Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees (collectively, the “clearing fees”) are borne by the Funds and allocated to the Partnership based on its proportionate share of each Fund. All of the Partnership’s assets, not held in the Funds’ accounts at CGM, are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM has agreed to pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in each of the Funds’ accounts during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Alternatively, CGM may place up to all of a Fund’s assets in 90-day U.S. Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. The Customer Agreement may be terminated upon notice by either party.

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

The Customer Agreement between the Partnership/Funds and CGM gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and exchange cleared swaps and forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and exchange cleared swaps and forward contracts on the Funds’ Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

The Partnership adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital.

5.	Investment in Partnerships:

On May 22, 2003, the Partnership allocated a portion of the Partnership’s capital to JWH Master Fund LLC, formerly JWH Strategic Allocation Master Fund LLC, a New York Limited Liability Company (“JWH Master”). The Partnership purchased 14,370.0894 units of JWH Master with cash equal to $27,367,545. JWH Master was formed in order to permit commodity pools managed now or in the future by JWH using the Global Analytics Program, JWH’s proprietary trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in JWH Master on March 31, 2007 resulting in a realized loss of $6,919,777.

On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 51,356.1905 units of Campbell Master with cash equal to $50,768,573, and a contribution of open commodity futures and forward positions with a fair value of $587,618. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using the Financial, Metal and Energy Large Portfolio (“FME”), a proprietary, systematic trading system to invest together in one trading vehicle. The General Partner is also the general partner of Campbell Master. Individual and pooled accounts currently managed by Campbell, including the Partnership, are permitted to be limited partners of Campbell Master. The General Partner and Campbell believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2005, the assets allocated to Aspect for trading were invested in CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 43,434.9465 units of Aspect Master with cash equal to $40,490,895, and a contribution of open commodity futures and forward positions with a fair value of $2,944,052. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using the Diversified Program, a proprietary, systematic trading system to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using the K4D — 12.5 program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2007, the assets previously allocated to JWH Master were allocated to SandRidge for trading. These assets were invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

purchased 7,659.0734 units of SandRidge Master with cash equal to $9,635,703. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using the Energy Program, to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,000.0000 units of Eckhardt Master with cash of $10,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by Eckhardt using its Standard Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

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

A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The units are classified as a liability when the Limited Partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Funds. All other fees including CGM’s direct brokerage commission are charged at the Partnership level.

At December 31, 2009, the Partnership owned approximately 9.0% of Campbell Master, 12.0% of Aspect Master, 13.2% of Graham Master, 2.0% of SandRidge Master and 40.4% of Eckhardt Master. At December 31, 2008, the Partnership owned approximately 10.3% of Campbell Master, 12.6% of Aspect Master, 12.6% of Graham Master, 2.8% of SandRidge Master and 38.3% of Eckhardt Master. Campbell, Aspect, Graham, SandRidge and Eckhardt intend to continue to invest the assets allocated to each by the Partnership in Campbell Master, Aspect Master, Graham Master, SandRidge Master and Eckhardt Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	December 31, 2009
	Total	Total	Total
	Assets	Liabilities	Capital

Campbell Master	$63,393,130	$867,467	$62,525,663
Aspect Master	166,072,281	934,223	165,138,058
Graham Master	171,238,199	25,939	171,212,260
SandRidge Master	715,621,327	30,711,834	684,909,493
Eckhardt Master	17,383,619	63,160	17,320,459

Total	$1,133,708,556	$32,602,623	$1,101,105,933

	December 31, 2008
	Total	Total	Total
	Assets	Liabilities	Capital

Campbell Master	$127,587,225	$112,263	$127,474,962
Aspect Master	240,236,167	881,834	239,354,333
Graham Master	224,787,639	296,697	224,490,942
SandRidge Master	565,091,084	115,372,638	449,718,446
Eckhardt Master	20,544,954	15,519	20,529,435

Total	$1,178,247,069	$116,678,951	$1,061,568,118

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the year ended December 31, 2009
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)

Campbell Master	$(2,923,817)	$(2,860,109)	$(2,974,707)
Aspect Master	(18,818,065)	(18,684,829)	(18,997,603)
Graham Master	12,468,065	12,593,321	11,932,221
SandRidge Master	99,192,706	99,581,610	98,747,670
Eckhardt Master	(617,648)	(604,361)	(743,158)

Total	$89,301,241	$90,025,632	$87,964,423

	For the year ended December 31, 2008
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)

Campbell Master	$6,817,650	$8,716,578	$8,555,470
Aspect Master	68,781,504	71,028,704	70,690,200
Graham Master	63,129,714	65,332,335	64,361,901
SandRidge Master	99,606,709	103,726,426	103,066,328
Eckhardt Master	848,562	999,083	904,735

Total	$239,184,139	$249,803,126	$247,578,634

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are as shown in the following tables.

	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

For the year ended December 31, 2009
Campbell Master	8.33%	$5,638,620	$(313,558)	$6,795	$4,585	$(324,938)	Financial Metal & Energy Large Portfolio	Monthly
Aspect Master	29.37%	19,889,156	(2,302,519)	32,379	5,634	(2,340,532)	Commodity Portfolio	Monthly
Graham Master	33.38%	22,604,775	1,639,519	80,944	6,147	1,552,428	Commodity Portfolio	Monthly
SandRidge Master	20.14%	13,641,031	2,556,009	15,091	5,043	2,535,875	Energy Portfolio	Monthly
Eckhardt Master	10.32%	6,989,688	(239,117)	19,580	35,355	(294,052)	Commodity Portfolio	Monthly

Total		$68,763,270	$1,340,334	$154,789	$56,764	$1,128,781

	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

For the year ended December 31, 2008
Campbell Master	15.07%	$13,096,955	$856,952	$13,133	$5,107	$838,712	Financial Metal & Energy Large Portfolio	Monthly
Aspect Master	34.80%	30,244,967	10,170,889	43,867	5,051	10,121,971	Commodity Portfolio	Monthly
Graham Master	32.66%	28,384,660	8,512,344	124,616	3,944	8,383,784	Commodity Portfolio	Monthly
SandRidge Master	14.51%	12,612,757	3,432,303	11,877	8,205	3,412,221	Energy Portfolio	Monthly
Eckhardt Master	9.05%	7,863,329	401,768	9,580	29,074	363,114	Commodity Portfolio	Monthly

Total		$92,202,668	$23,374,256	$203,073	$51,381	$23,119,802

6.	Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their redemption value per Redeemable Unit as of the last day of each month on ten days’ notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

7.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$(54.60)	$243.94	$(25.24)
Interest income	1.00	14.30	44.61
Expenses**	(37.51)	(62.90)	(25.33)

Increase (decrease) for the year	(91.11)	195.34	(5.96)
Net Asset Value per Redeemable Unit, beginning of year	1,483.97	1,288.63	1,294.59

Net Asset Value per Redeemable Unit, end of year	$1,392.86	$1,483.97	$1,288.63

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	2009	2008	2007

Ratios to Average Net Assets:
Net investment income (loss) before incentive fees***	(7.9)%	(6.8)%	(4.1)%

Operating expenses	8.0%	7.9%	7.7%
Incentive fees	0.4%	2.4%	—

Total expenses	8.4%	10.3%	7.7%

Total return:
Total return before incentive fees	(5.7)%	18.2%	(0.4)%
Incentive fees	(0.4)%	(3.0)%	(0.1)%

Total return after incentive fees	(6.1)%	15.2%	(0.5)%

***	Interest income less total expenses.

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

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

which the related underlying assets are traded. The Funds are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Funds’ counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees as described in ASC 460, Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

9.	Subsequent Events:

On February 28, 2010, the Partnership fully redeemed its investment in Campbell Master for cash equal to $4,508,811. On March 1, 2010, the Partnership allocated assets to Waypoint Capital L.P. (“Waypoint”) for trading. Waypoint will invest these assets in the Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 5,975.7506 units of Waypoint Master with cash equal to $5,975,751.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period	For the period from
	October 1, 2009 to	July 1, 2009 to	from April 1, 2009	January 1, 2009 to
	December 31, 2009	September 30, 2009	to June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(1,483,198)	$3,566,889	$(4,282,850)	$(704,906)

Net income (loss)	$(1,812,838)	$3,039,053	$(4,805,629)	$(1,307,500)

Increase (decrease) in Net Asset Value per Unit	$(37.13)	$60.90	$(91.61)	$(23.27)

	For the period from	For the period from	For the period	For the period from
	October 1, 2008 to	July 1, 2008 to	from April 1, 2008	January 1, 2008 to
	December 31, 2008	September 30, 2008	to June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$9,437,191	$(7,311,419)	$7,222,624	$8,502,638

Net income (loss)	$7,321,935	$(6,629,710)	$5,812,186	$7,057,726

Increase (decrease) in Net Asset Value per Unit	$115.85	$(95.97)	$83.02	$92.44

To the Limited Partners of
CMF Campbell Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF Campbell Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Campbell Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF Campbell Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF Campbell Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Campbell Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Campbell Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF Campbell Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF Campbell Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Campbell Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$57,797,715	$119,063,081
Cash margin (Note 3c)	5,501,376	7,947,067
Net unrealized appreciation on open futures contracts	—	159,230
Net unrealized appreciation on open forward contracts	—	397,543
Options owned, at fair value (cost $96,122 and $36,166 at December 31, 2009 and 2008, respectively)	94,039	20,304

Total assets	$63,393,130	$127,587,225

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$366,940	$—
Net unrealized depreciation on open forward contracts	431,591	—
Options written, at fair value (premium $34,361 and $108,994 at December 31, 2009 and 2008, respectively)	35,406	82,624
Accrued expenses:
Professional fees	33,530	29,639

Total liabilities	867,467	112,263

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 56,557.8676 and 112,523.4490 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	62,525,663	127,474,962

Total liabilities and partners’ capital	$63,393,130	$127,587,225

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy	36	$21,183	0.03%
Grains	3	2,325	0.00 *
Interest Rates Non-U.S.	446	(283,167)	(0.45)
Interest Rates U.S.	507	(493,888)	(0.79)
Indices	455	441,278	0.71
Metals	18	(83,265)	(0.13)
Softs	22	(4,234)	(0.00)*

Total futures contracts purchased		(399,768)	(0.63)

Futures Contracts Sold
Energy	1	2,730	0.00 *
Grains	9	2,750	0.00 *
Interest Rates Non-U.S.	136	26,911	0.04
Interest Rates U.S.	2	437	0.00 *

Total futures contracts sold		32,828	0.04

Unrealized Appreciation on Forward Contracts
Currencies	$135,784,768	2,033,847	3.25
Metals	37	285,660	0.46

Total unrealized appreciation on forward contracts		2,319,507	3.71

Unrealized Depreciation on Forward Contracts
Currencies	$154,270,721	(2,642,315)	(4.23)
Metals	17	(108,783)	(0.17)

Total unrealized depreciation on forward contracts		(2,751,098)	(4.40)

Options Owned
Currencies
Calls	$2,499,064,517	49,773	0.08
Puts	$430,245,216	44,266	0.07

Total options owned		94,039	0.15

Options Written
Currencies
Calls	$13,333,773	(26,438)	(0.04)
Puts	$43,764,467,517	(8,968)	(0.01)

Total options written		(35,406)	(0.05)

Total fair value		$(739,898)	(1.18)%

*	Due to rounding.

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Interest Rates Non-U.S	1,065	$600,131	0.47%
Interest Rates U.S	129	(204,258)	(0.16)
Indices	41	44,667	0.04
Metals	1	3,250	0.00 *

Total futures contracts purchased		443,790	0.35

Futures Contracts Sold
Energy	20	(42,257)	(0.03)
Interest Rates Non-U.S	174	(92,304)	(0.07)
Interest Rates U.S	17	(987)	(0.00)*
Indices	193	(149,012)	(0.12)

Total futures contracts sold		(284,560)	(0.22)

Unrealized Appreciation on Open Forward Contracts
Currencies	$99,409,075	3,229,485	2.53
Metals	2	5,333	0.00 *

Total unrealized appreciation on open forward contracts		3,234,818	2.53

Unrealized Depreciation on Open Forward Contracts
Currencies	$88,487,957	(2,741,087)	(2.15)
Metals	31	(96,188)	(0.08)

Total unrealized depreciation on open forward contracts		(2,837,275)	(2.23)

Options Owned
Currencies
Calls	$18,199,906,162	(2,055)	(0.00)*
Puts	$3,116,570	22,359	0.02

Total options owned		20,304	0.02

Options Written
Currencies
Calls	$13,554,290	(5,765)	(0.00)*
Puts	$62,971,974,893	(76,859)	(0.06)

Total options written		(82,624)	(0.06)

Total fair value		$494,453	0.39%

*	Due to rounding.

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(1,554,877)	$5,096,789	$(7,020,650)
Change in net unrealized gains (losses) on open contracts	(1,368,940)	1,720,861	(19,893,661)

Gain (loss) from trading, net	(2,923,817)	6,817,650	(26,914,311)
Interest income	63,708	1,898,928	9,721,573

Total income (loss)	(2,860,109)	8,716,578	(17,192,738)

Expenses:
Clearing fees	68,487	114,965	436,254
Professional fees	46,111	46,143	38,051

Total expenses	114,598	161,108	474,305

Net income (loss)	$(2,974,707)	$8,555,470	$(17,667,043)

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$(26.58)	$48.81	$(82.98)

Weighted average units outstanding	83,268.2801	158,476.3485	240,248.7234

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2009, 2008 and 2007

Partners’
Capital

Partners’ Capital at December 31, 2006	$327,090,390
Net income (loss)	(17,667,043)
Sale of 6,744.0375 Redeemable Units of Limited Partnership Interest	7,969,328
Redemption of 77,141.7434 Redeemable Units of Limited Partnership Interest	(90,974,902)
Distribution of interest income to feeder funds	(9,721,573)

Partners’ Capital at December 31, 2007	216,696,200
Net income (loss)	8,555,470
Sale of 7,110.7187 Redeemable Units of Limited Partnership Interest	7,921,000
Redemption of 92,351.1825 Redeemable Units of Limited Partnership Interest	(103,798,780)
Distribution of interest income to feeder funds	(1,898,928)

Partners’ Capital at December 31, 2008	127,474,962
Net income (loss)	(2,974,707)
Sale of 2,270.6919 Redeemable Units of Limited Partnership Interest	2,531,000
Redemption of 58,236.2733 Redeemable Units of Limited Partnership Interest	(64,441,884)
Distribution of interest income to feeder funds	(63,708)

Partners’ Capital at December 31, 2009	$62,525,663

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,095.73

2008:	$1,132.87

2009:	$1,105.52

See accompanying notes to financial statements.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF Campbell Master Fund L.P. (the “Master”) is a limited partnership that was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The sectors traded include currencies, energy, grains, indices, metals, softs, U.S. and non-U.S. interest rates. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On January 1, 2005, (commencement of trading operations), Potomac Futures Fund L.P., formerly Smith Barney Potomac Futures Fund L.P. (“Potomac”), Diversified Multi-Advisor Futures Fund L.P., formerly Smith Barney Diversified Futures Fund L.P., (“Diversified”), Diversified Multi-Advisor Futures Fund L.P. II, formerly Smith Barney Diversified Futures Fund L.P. II, (“Diversified II”), Smith Barney Global Markets Futures Fund L.P. (“Global Markets”), Global Diversified Futures Fund L.P., formerly Citigroup Global Diversified Futures Fund L.P., (“Global Diversified”) and Diversified 2000 Futures Fund L.P., formerly Citigroup Diversified 2000 Futures Fund L.P., (“Diversified 2000”) each allocated a portion of their capital to the Master. Potomac purchased 173,788.6446 Redeemable Units with cash equal to $172,205,653 and a contribution of open commodity futures and forwards positions with a fair value of $1,582,992, Diversified purchased 19,621.1422 Redeemable Units with cash equal to $19,428,630 and a contribution of open commodity futures and forwards positions with a fair value of $192,512, Diversified II purchased 18,800.3931 Redeemable Units with cash equal to $18,587,905 and a contribution of open commodity futures and forwards positions with a fair value of $212,488, Global Markets purchased 2,858.0358 Redeemable Units with cash equal to $2,759,784 and a contribution of open commodity futures and forwards positions with a fair value of $98,252, Global Diversified purchased 17,534.8936 Redeemable Units with cash equal to $17,341,826 and a contribution of open commodity futures and forwards positions with a fair value of $193,067 and Diversified 2000 purchased 51,356.1905 Redeemable Units with cash equal to $50,768,573 and a contribution of open commodity futures and forwards positions with a fair value of $587,618. On December 31, 2007, Global Markets redeemed its entire investment of 0.9% in the Master, this amounted to 1,712.0595 Redeemable Units totaling $1,880,624. On May 31, 2009, Diversified redeemed its entire investment of 3.5% in the Master, this amounted to 2,972.0800 Redeemable Units totaling $3,229,089. On May 31, 2009, Diversified II redeemed its entire investment of 5.1% in the Master, this amounted to 4,363.4027 Redeemable Units totaling $4,740,726. The Master was formed to permit commodity pools managed now and in the future by Campbell and Company Inc. (the “Advisor”), using the Financial, Metal & Energy Large Portfolio Program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Potomac, Global Diversified and Diversified 2000 owned approximately 83.5%, 7.5% and 9.0% investments in the Master at December 31, 2009, respectively. Potomac, Diversified, Diversified II, Global Diversified and Diversified 2000 (each a “Feeder”, collectively the “Funds”) had approximately 71.5%, 5.6%, 5.9%, 6.7%, and 10.3% investments in the Master at December 31, 2008, respectively.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The Master will be liquidated upon the first to occur of the following: December 31, 2024; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	12/31/2009	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$176,877	$176,877	$—	$—
Options owned	94,039	—	94,039	—

Total assets	270,916	176,877	94,039	—

Liabilities
Futures	$366,940	$366,940	$—	$—
Forwards	608,468	—	608,468	—
Options written	35,406	—	35,406	—

Total liabilities	1,010,814	366,940	643,874	—

Total fair value	$(739,898)	$(190,063)	$(549,835)	$—

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	12/31/2008	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$159,230	$159,230	$—	$—
Forwards	488,398	—	488,398	—
Options owned	20,304	—	20,304	—

Total assets	667,932	159,230	508,702	—

Liabilities
Forwards	$90,855	$90,855	$—	$—
Options written	82,624	—	82,624	—

Total liabilities	173,479	90,855	82,624	—

Total fair value	$494,453	$68,375	$426,078	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

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

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

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

g.	Options. The Master may purchase and write (sell) both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

h.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

i.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

j.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

k.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

l.	Certain prior period amounts have been reclassified to conform to current year presentation.

m.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements was $5,501,376 and $7,947,067, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forwards contracts. The Master nets, for financial reporting purposes, the unrealized gain and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and metal forward contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 2,054. The average notional values of currency forward and options contracts for the year ended December 31, 2009 based on a quarterly calculation, was $69,725,956,141.

The Master adopted ASC 815 Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partner’s Capital. The following table indicates the fair values of derivative instruments of futures, forward and option contracts as separate assets and liabilities.

Assets	December 31, 2009

Futures Contracts
Energy	$28,837
Grains	5,075
Interest Rates Non-U.S.	76,641
Interest Rates U.S.	437
Indices	480,732
Metals	410
Softs	19,185

Total unrealized appreciation on open futures contracts	$611,317

Liabilities
Futures Contracts
Energy	$(4,924)
Interest Rates Non-U.S.	(332,897)
Interest Rates U.S.	(493,888)
Indices	(39,454)
Metals	(83,675)
Softs	(23,419)

Total unrealized depreciation on open futures contracts	$(978,257)

Net unrealized depreciation on open futures contracts	$(366,940)*

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

	December 31, 2009

Assets
Forward Contracts
Currencies	$2,033,847
Metals	285,660

Total unrealized appreciation on open forward contracts	$2,319,507

Liabilities
Forward Contracts
Currencies	$(2,642,315)
Metals	(108,783)

Total unrealized depreciation on open forward contracts	$(2,751,098)

Net unrealized depreciation on open forward contracts	$(431,591	)**

Assets
Options Owned
Currencies	$94,039

Total options owned	$94,039	***

Liabilities
Options Written
Currencies	$(35,406)

Total options written	$(35,406	)****

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

***	This amount is in “Options owned, at fair value” on the Statements of Financial Condition.

****	This amount is in “Options written, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

	December 31, 2009
Sector	Gain (loss) from trading

Currencies	$1,997,244
Energy	(974,078)
Grains	(20,375)
Indices	(1,252,475)
Interest Rates U.S.	(266,706)
Interest Rates Non-U.S.	(2,892,506)
Metals	687,827
Softs	(202,748)

Total	$(2,923,817	)*****

*****	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$(26.73)	$37.47	$(123.87)
Interest income	0.77	11.67	41.04
Expenses**	(0.62)	(0.33)	(0.15)

Increase (decrease) for the year	(26.58)	48.81	(82.98)
Distribution of interest income to feeder funds	(0.77)	(11.67)	(41.04)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,132.87	1,095.73	1,219.75

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,105.52	$1,132.87	$1,095.73

*	Includes clearing fees.

**	Excludes clearing fees.

Ratios to average net assets:
Net investment income (loss)***	(0.1)%	1.0%	3.3%

Operating expenses	0.1%	0.1%	0.2%

Total return	(2.4)%	4.5%	(6.8)%

***	Interest income less total expenses.

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

CMF Campbell Master Fund L.P.
Notes to Financial Statements
December 31, 2009

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in ASC 460, Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Campbell Master for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period	For the period from
	October 1, 2009 to	July 1, 2009 to	from April 1, 2009	January 1, 2009 to
	December 31, 2009	September 30, 2009	to June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(329,261)	$3,086,205	$(6,084,826)	$399,286

Net income (loss)	$(346,562)	$3,078,368	$(6,094,561)	$388,048

Increase (decrease) in Net Asset Value per Redeemable Unit	$(7.04)	$47.10	$(69.28)	$2.64

	For the period from	For the period from	For the period	For the period from
	October 1, 2008 to	July 1, 2008 to	from April 1, 2008	January 1, 2008 to
	December 31, 2008	September 30, 2008	to June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(587,579)	$(4,348,292)	$10,671,583	$2,865,901

Net income (loss)	$(607,961)	$(4,356,671)	$10,663,067	$2,857,035

Increase (decrease) in Net Asset Value per Redeemable Unit	$(4.11)	$(32.44)	$70.15	$15.21

To the Limited Partners of
CMF Aspect Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF Aspect Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Aspect Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF Aspect Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Aspect Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF Aspect Partners Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Aspect Partners Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Aspect Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF Aspect Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF Aspect Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Aspect Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$142,959,369	$213,611,724
Cash margin (Note 3c)	22,969,045	18,981,887
Net unrealized appreciation on open futures contracts	—	7,642,556
Net unrealized appreciation on open forward contracts	143,867	—

Total assets	$166,072,281	$240,236,167

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$907,618	$—
Net unrealized depreciation on open forward contracts	—	866,177
Accrued expenses:
Professional fees	26,605	15,657

Total liabilities	934,223	881,834

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 96,151.3601 and 125,803.5845 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	165,138,058	239,354,333

Total liabilities and partners’ capital	$166,072,281	$240,236,167

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Notional ($)/		% of Partners’
	Number of Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	5	$(36,750)	(0.02)%
Energy	233	465,769	0.28
Grains	174	190,195	0.12
Indices	1,391	1,242,828	0.75
Interest Rates U.S.	1,214	(1,328,931)	(0.81)
Interest Rates Non-U.S.	4,941	(1,403,280)	(0.85)
Metals	231	(1,423,928)	(0.86)
Softs	757	1,285,890	0.78

Total futures contracts purchased		(1,008,207)	(0.61)

Futures Contracts Sold
Energy	28	89,080	0.05
Grains	153	22,242	0.01
Indices	1	162	0.00 *
Interest Rates U.S.	36	8,594	0.01
Interest Rates Non-U.S.	217	43,819	0.03
Livestock	179	(137,508)	(0.08)
Softs	205	74,200	0.04

Total futures contracts sold		100,589	0.06

Unrealized Appreciation on Open Forward Contracts
Currencies	$74,114,061	990,192	0.60
Metals	281	769,799	0.47

Total unrealized appreciation on open forward contracts		1,759,991	1.07

Unrealized Depreciation on Open Forward Contracts
Currencies	$95,889,125	(1,487,481)	(0.90)
Metals	70	(128,643)	(0.08)

Total unrealized depreciation on open forward contracts		(1,616,124)	(0.98)

Total fair value		$(763,751)	(0.46)%

*	Due to rounding

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Notional ($)/		% of Partners’
	Number of Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy	30	$60,984	0.02%
Indices	2	2,573	0.00 *
Interest Rates U.S.	1,224	2,077,625	0.87
Interest Rates Non-U.S.	4,998	5,498,661	2.30
Metals	7	16,820	0.01
Softs	104	206,200	0.08

Total futures contracts purchased		7,862,863	3.28

Futures Contracts Sold
Energy	290	505,202	0.21
Grains	338	(604,114)	(0.25)
Indices	125	(146,058)	(0.06)
Livestock	137	61,865	0.03
Metals	50	31,653	0.01
Softs	411	(68,855)	(0.03)

Total futures contracts sold		(220,307)	(0.09)

Unrealized Appreciation on Open Forward Contracts
Currencies	$51,489,955	1,384,014	0.58
Metals	26	48,387	0.02

Total unrealized appreciation on open forward contracts		1,432,401	0.60

Unrealized Depreciation on Open Forward Contracts
Currencies	$41,384,671	(1,743,244)	(0.73)
Metals	308	(555,334)	(0.23)

Total unrealized depreciation on open forward contracts		(2,298,578)	(0.96)

Total fair value		$6,776,379	2.83%

*	Due to rounding

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2009, 2008, and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(11,277,935)	$69,752,159	$20,714,242
Change in net unrealized gains (losses) on open contracts	(7,540,130)	(970,655)	(2,250,581)

Gain (loss) from trading, net	(18,818,065)	68,781,504	18,463,661
Interest income	133,236	2,247,200	7,517,273

Total income (loss)	(18,684,829)	71,028,704	25,980,934

Expenses:
Clearing fees	266,630	302,515	431,717
Professional fees	46,144	35,989	26,148

Total expenses	312,774	338,504	457,865

Net income (loss)	$(18,997,603)	$70,690,200	$25,523,069

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$(183.86)	$524.62	$160.42

Weighted average units outstanding	106,915.0569	138,185.2293	163,388.9365

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2009, 2008, and 2007

Partners’
Capital

Partners’ capital at December 31, 2006	$211,758,913
Net income (loss)	25,523,069
Sale of 12,102.0599 Redeemable Units of Limited Partnership Interest	15,485,588
Redemption of 32,110.2714 Redeemable Units of Limited Partnership Interest	(42,555,077)
Distribution of interest income to feeder funds	(7,517,273)

Partners’ capital at December 31, 2007	202,695,220
Net income (loss)	70,690,200
Sale of 14,969.5777 Redeemable Units of Limited Partnership Interest	24,526,285
Redemption of 34,545.0307 Redeemable Units of Limited Partnership Interest	(56,310,172)
Distribution of interest income to feeder funds	(2,247,200)

Partners’ capital at December 31, 2008	239,354,333
Net income (loss)	(18,997,603)
Sale of 17,809.0598 Redeemable Units of Limited Partnership Interest	32,568,105
Redemption of 47,461.2842 Redeemable Units of Limited Partnership Interest	(87,653,541)
Distribution of interest income to feeder funds	(133,236)

Partners’ capital at December 31, 2009	$165,138,058

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,394.25

2008:	$1,902.60

2009:	$1,717.48

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF Aspect Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals, and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association(“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On March 1, 2005 (commencement of trading operations), Diversified 2000 Futures Fund L.P. (formerly, Citigroup Diversified 2000 Futures Fund L.P.) (“Diversified 2000”), Global Diversified Futures Fund L.P. (formerly, Citigroup Global Diversified Futures Fund L.P.) (“Global Diversified”) and Tactical Diversified Futures Fund L.P. (formerly, Citigroup Diversified Futures Fund L.P.) (“Tactical Diversified”) each allocated a portion of its capital to the Master. Diversified 2000 purchased 43,434.9465 Redeemable Units with cash equal to $40,490,895, and a contribution of open commodity futures and forward positions with a fair value of $2,944,052. Global Diversified purchased 16,015.3206 Redeemable Units with cash equal to $14,955,106 and a contribution of open commodity futures and forwards positions with a fair value of $1,060,214. Tactical Diversified purchased 131,340.8450 Redeemable Units with cash equal to $122,786,448 and a contribution of open commodity futures and forward positions with a fair value of $8,554,397. On July 1, 2005 Institutional Futures Portfolio L.P. (formerly, CMF Institutional Futures Portfolio L.P.) (“Institutional Portfolio”) purchased 6,469.5213 Redeemable Units with cash equal to $7,000,000. On June 1, 2006, Legion Aspect (“Legion”) purchased 2,450.2307 Redeemable Units with cash equal to 3,000,000. On March 1, 2007, Global Futures Fund Ltd. (formerly, Citigroup Global Futures Fund Ltd.) (“Global Futures”) purchased 2,015.3949 Redeemable Units with cash equal to $2,500,000. On December 31, 2007, Legion redeemed its entire investment in the Master. This amounted to 2,990.3524 Redeemable Units with a fair value of $4,179,464, which includes interest income of $10,155. The Master was formed to permit commodity pools managed now or in the future by Aspect Capital Limited (the “Advisor”) using the Diversified Program, the Advisor’s proprietary, systematic trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Institutional Portfolio, Diversified 2000, Global Diversified, Tactical Diversified and Global Futures (each a “Feeder,” collectively the “Funds”) with approximately 8.7%, 12.0%, 5.5%, 60.3%, and 13.5% investments in the Master at December 31, 2009, respectively. Institutional Portfolio, Diversified 2000, Global Diversified, Tactical Diversified and Global Futures had approximately 6.8%, 12.6%, 5.5%, 67.8%, and 7.3% investments in the Master at December 31, 2008, respectively.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The Master will be liquidated upon the first to occur of the following: December 31, 2024; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$641,156	$641,156	$—	$—

Total assets	641,156	641,156	—	—

Liabilities
Futures	$907,618	$907,618	$—	$—
Forwards	497,289	—	497,289	—

Total liabilities	1,404,907	907,618	497,289	—

Total fair value	$(763,751)	$(266,462)	$(497,289)	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$7,642,556	$7,642,556	$—	$—

Total assets	7,642,556	7,642,556	—	—

Liabilities
Forwards	$866,177	$506,947	$359,230	$—

Total liabilities	866,177	506,947	359,230	—

Total fair value	$6,776,379	$7,135,609	$(359,230)	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying instruments, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

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

In 2007, the Master adopted ASC 740-10, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

i.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

j.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments the financial statements.

k.	Certain prior period amounts have been reclassified to conform to current period presentation.

l.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

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

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees, including CGM’s direct brokerage commission, shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements was $22,969,045 and $18,981,887, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and metal forward contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 9,972. The average notional values of currency forward contracts for the year ended December 31, 2009 based on a quarterly calculation, was $179,140,879.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

Assets	December 31, 2009

Futures Contracts
Energy	$574,121
Grains	238,475
Indices	1,310,009
Interest Rates U.S.	27,841
Interest Rates Non-U.S.	820,367
Livestock	1,170
Metals	156,363
Softs	1,560,990

Total unrealized appreciation on open futures contracts	$4,689,336

Liabilities
Futures Contracts
Currencies	$(36,750)
Energy	(19,273)
Grains	(26,038)
Indices	(67,019)
Interest Rates U.S.	(1,348,178)
Interest Rates Non-U.S.	(2,179,828)
Livestock	(138,678)
Metals	(1,580,290)
Softs	(200,900)

Total unrealized depreciation on open futures contracts	$(5,596,954)

Net unrealized depreciation on open futures contracts	$(907,618)*

Assets
Forward Contracts
Currencies	$990,192
Metals	769,799

Total unrealized appreciation on open forward contracts	$1,759,991

Liabilities
Forward Contracts
Currencies	$(1,487,481)
Metals	(128,643)

Total unrealized depreciation on open forward contracts	$(1,616,124)

Net unrealized appreciation on open forward contracts	$143,867 **

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

	December 31, 2009
Sector	Gain (loss) from Trading

Currencies	$(6,825,819)
Energy	(8,384,587)
Grains	(1,053,672)
Indices	2,125,096
Interest Rates U.S.	(2,393,695)
Interest Rates Non-U.S.	(3,837,479)
Livestock	972,097
Softs	526,733
Metals	53,261

Total	$(18,818,065	)***

***	This amount is in “Gain(loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$(184.65)	$508.62	$114.03
Interest income	1.26	16.27	46.55
Expenses**	(0.47)	(0.27)	(0.16)

Increase (decrease) for the year	(183.86)	524.62	160.42
Distribution of interest income to feeder funds	(1.26)	(16.27)	(46.55)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,902.60	1,394.25	1,280.38

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,717.48	$1,902.60	$1,394.25

*	Includes clearing fees.

**	Excludes clearing fees.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

	2009	2008	2007

Ratios to Average Net Assets:
Net investment income (loss)***	(0.1)%	0.9%	3.3%

Operating expenses	0.2%	0.2%	0.2%

Total return	(9.7)%	37.6%	12.5%

***	Interest income less total expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Aspect Master for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period	For the period from
	October 1, 2009 to	July 1, 2009 to	from April 1, 2009	January 1, 2009 to
	December 31, 2009	September 30, 2009	to June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(2,100,606)	$9,396,484	$(23,478,167)	$(2,769,170)
Net income (loss)	$(2,119,165)	$9,387,591	$(23,487,080)	$(2,778,949)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(24.09)	$98.92	$(230.09)	$(28.60)

	For the period from	For the period from	For the period	For the period from
	October 1, 2008 to	July 1, 2008 to	from April 1, 2008	January 1, 2008 to
	December 31, 2008	September 30, 2008	to June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$46,521,870	$(19,743,784)	$14,513,377	$29,434,726
Net income (loss)	$46,511,766	$(19,753,889)	$14,503,460	$29,428,863
Increase (decrease) in Net Asset Value per Redeemable Unit	$363.39	$(148.72)	$106.51	$203.44

To the Limited Partners of
CMF Graham Capital Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, CMF Graham Capital Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Graham Capital Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF Graham Capital Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF Graham Capital Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Graham Capital Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF Graham Capital Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF Graham Capital Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Graham Capital Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in commodity futures trading account:
Cash (Note 3c)	$153,765,196	$214,551,266
Cash margin (Note 3c)	15,503,558	9,073,580
Net unrealized appreciation on open futures contracts	406,652	1,162,793
Net unrealized appreciation on open forward contracts	1,562,793	—

Total assets	$171,238,199	$224,787,639

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$279,957
Accrued expenses:
Professional fees	25,939	16,740

Total liabilities	25,939	296,697

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 104,371.4673 and 146,784.8652 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	171,212,260	224,490,942

Total liabilities and partners’ capital	$171,238,199	$224,787,639

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	2	$360	0.00%*
Energy	449	242,192	0.14
Grains	286	34,342	0.02
Indices	1,065	633,603	0.37
Interest Rates U.S.	233	(94,262)	(0.06)
Interest Rates Non-U.S.	1,523	(996,822)	(0.58)
Livestock	74	20,482	0.01
Metals	78	(100,473)	(0.06)
Softs	589	556,321	0.33

Total futures contracts purchased		295,743	0.17

Futures Contracts Sold
Currencies	69	11,480	0.01
Energy	308	(40,301)	(0.02)
Grains	275	57,491	0.03
Indices	7	6,437	0.00 *
Interest Rates U.S.	50	(406)	(0.00)*
Interest Rates Non-U.S.	451	57,808	0.03
Metals	10	18,400	0.01

Total futures contracts sold		110,909	0.06

Unrealized Appreciation on Open Forward Contracts
Currencies	$550,199,867	7,739,782	4.52
Metals	429	2,324,147	1.36

Total unrealized appreciation on open forward contracts		10,063,929	5.88

Unrealized Depreciation on Open Forward Contracts
Currencies	$551,949,465	(7,486,471)	(4.37)
Metals	285	(1,014,665)	(0.59)

Total unrealized depreciation on open forward contracts		(8,501,136)	(4.96)

Total fair value		$1,969,445	1.15%

* Due to rounding.

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	14	$1,840	0.00%*
Energy	96	325,615	0.15
Grains	52	13,370	0.01
Indices	5	(19,645)	(0.01)
Interest Rates Non-U.S.	1,235	947,609	0.42
Interest Rates U.S.	564	507,653	0.23
Metals	52	33,132	0.01
Softs	13	3,251	0.00 *

Total futures contracts purchased		1,812,825	0.81

Futures Contracts Sold
Currencies	14	8,038	0.00 *
Energy	159	(266,237)	(0.12)
Grains	53	(207,227)	(0.09)
Indices	87	(86,831)	(0.04)
Interest Rates Non-U.S.	17	(9,163)	(0.00)*
Livestock	11	25,220	0.01
Metals	16	(35,970)	(0.02)
Softs	99	(77,862)	(0.03)

Total futures contracts sold		(650,032)	(0.29)

Unrealized Appreciation on Open Forward Contracts
Currencies	$87,112,212	2,398,640	1.07
Metals	59	297,268	0.13

Total unrealized appreciation on open forward contracts		2,695,908	1.20

Unrealized Depreciation on Open Forward Contracts
Currencies	$86,429,816	(2,764,819)	(1.23)
Metals	96	(211,046)	(0.10)

Total unrealized depreciation on open forward contracts		(2,975,865)	(1.33)

Total fair value		$882,836	0.39%

* Due to rounding.

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (loss) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$11,381,456	$61,878,532	$37,612,230
Change in net unrealized gains (losses) on open contracts	1,086,609	1,251,182	(7,303,599)

Gain (loss) from trading, net	12,468,065	63,129,714	30,308,631
Interest income	125,256	2,202,621	7,463,020

Total income (loss)	12,593,321	65,332,335	37,771,651

Expenses:
Clearing fees	614,452	940,378	857,460
Professional fees	46,648	30,056	29,466

Total expenses	661,100	970,434	886,926

Net income (loss)	11,932,221	$64,361,901	$36,884,725

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$112.10	$396.07	$187.22

Weighted average units outstanding	118,814.5765	167,979.9211	208,730.7408

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

Partners’
Capital

Partners’ Capital at December 31, 2006	$226,673,516
Net income (loss)	36,884,725
Sale of 20,875.4865 Redeemable Units of Limited Partnership Interest	21,067,811
Redemption of 62,214.7369 Redeemable Units of Limited Partnership Interest	(63,568,645)
Distribution of interest income to feeder funds	(7,463,020)

Partners’ Capital at December 31, 2007	213,594,387
Net income (loss)	64,361,901
Sale of 3,998.1810 Redeemable Units of Limited Partnership Interest	5,096,496
Redemption of 43,548.1379 Redeemable Units of Limited Partnership Interest	(56,359,221)
Distribution of interest income to feeder funds	(2,202,621)

Partners’ Capital at December 31, 2008	224,490,942
Net income (loss)	11,932,221
Sale of 7,455.9216 Redeemable Units of Limited Partnership Interest	11,912,177
Redemption of 49,869.3195 Redeemable Units of Limited Partnership Interest	(76,997,824)
Distribution of interest income to feeder funds	(125,256)

Partners’ Capital at December 31, 2009	$171,212,260

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,146.29

2008:	$1,529.39

2009:	$1,640.41

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF Graham Capital Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, livestock, metals, softs, U.S. and non-U.S. interest rates. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On April 1, 2006 (commencement of trading operations), Diversified 2000 Futures Fund L.P. (formerly Citigroup Diversified 2000 Futures Fund L.P.) (“Diversified 2000”), Smith Barney Global Markets Futures Fund (“Global Markets”), Diversified Multi-Advisor Futures Fund L.P. (formerly Smith Barney Diversified Futures Fund L.P.) (“Diversified I”) and Diversified Multi-Advisor Futures Fund L.P. II (formerly Smith Barney Diversified Futures Fund L.P. II) (“Diversified II”) each allocated a portion of its capital to the Master. Diversified 2000 purchased 41,952.2380 Redeemable Units with cash equal to $41,952,238. Global Markets purchased 2,355.5550 Redeemable Units with cash equal to $2,355,555. Diversified I purchased 14,741.1555 Redeemable Units with cash equal to $14,741,156. Diversified II purchased 11,192.9908 Redeemable Units with cash equal to $11,192,991. On May 1, 2006, Alera Portfolios SPC. (“Alera SPC”) allocated a portion of its capital to the Master and purchased 4,592.0784 Redeemable Units with cash equal to $4,801,938. On June 1, 2006, Fairfield Futures Fund L.P. II (formerly Citigroup Fairfield Futures Fund L.P. II) (“Fairfield II”) allocated substantially all of its capital and Tactical Diversified Futures Fund L.P. (formerly Citigroup Diversified Futures Fund L.P.) (“Tactical Diversified”) allocated a portion of its capital to the Master. Fairfield II purchased 74,569.3761 Redeemable Units with cash equal to $75,688,021. Tactical Diversified purchased 101,486.0491 Redeemable Units with cash equal to $103,008,482. As of March 31, 2007, Alera SPC fully redeemed its investment of 1,805.5482 Redeemable Units with a fair value of $1,661,443, which includes interest income of $7,289. As of December 31, 2007, Global Markets fully redeemed its investment of 1,566.2278 Redeemable Units with a fair value of $1,799,772, which includes interest income of $4,415. The Master was formed to permit commodity pools managed now or in the future by Graham Capital Management, L.P. (the “Advisor”), using the K4D — 12.5 program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified 2000, Diversified I, Diversified II, Fairfield II and Tactical Diversified (each a “Feeder”, collectively the “Funds”) with approximately 13.2%, 5.4%, 4.6%, 25.7% and 51.1% investments in the Master at December 31, 2009, respectively. Diversified 2000, Diversified I, Diversified II, Fairfield II and Tactical Diversified had approximately 12.6%, 5.0%, 4.7%, 27.1% and 50.6% investments in the Master at December 31, 2008, respectively.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The Master will be liquidated upon the first to occur of the following: December 31, 2025; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. generally accepted accounting principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$406,652	$406,652	$—	$—
Forwards	1,562,793	1,309,482	253,311	—

Total assets	1,969,445	1,716,134	253,311	—

Total fair value	$1,969,445	$1,716,134	$253,311	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$1,162,793	$1,162,793	$—	$—
Forwards	86,222	86,222	—	—

Total assets	1,249,015	1,249,015	—	—

Liabilities
Forwards	$366,179	$—	$366,179	$—

Total liabilities	366,179	—	366,179	—

Total fair value	$882,836	$1,249,015	$(366,179)	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

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

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Master’s financial statements.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

i.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

j.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

k.	Certain prior period amounts have been reclassified to conform to current year presentation.

l.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

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

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements was $15,503,558 and $9,073,580, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and metal forward contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 6,966. The average notional values of currency forward contracts for the year ended December 31, 2009 based on a quarterly calculation, was $944,178,446.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

December 31, 2009

Assets
Futures Contracts
Currencies	$29,498
Energy	357,695
Grains	223,296
Indices	871,966
Interest Rates U.S.	10,273
Interest Rates Non-U.S.	169,828
Livestock	20,482
Metals	93,687
Softs	810,673

Total unrealized appreciation on open futures contracts	$2,587,398

Liabilities
Futures Contracts
Currencies	$(17,658)
Energy	(155,804)
Grains	(131,463)
Indices	(231,926)
Interest Rates U.S.	(104,941)
Interest Rates Non-U.S.	(1,108,842)
Metals	(175,760)
Softs	(254,352)

Total unrealized depreciation on open futures contracts	$(2,180,746)

Net unrealized appreciation on open futures contracts	$406,652 *

Assets
Forward Contracts
Currencies	$7,739,782
Metals	2,324,147

Total unrealized appreciation on open forward contracts	$10,063,929

Liabilities
Forward Contracts
Currencies	$(7,486,471)
Metals	(1,014,665)

Total unrealized depreciation on open forward contracts	$(8,501,136)

Net unrealized appreciation on open forward contracts	$1,562,793 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the period ended December 31, 2009.

December 31, 2009
Sector	Gain (loss) from Trading

Currencies	$3,111,674
Energy	(3,297,102)
Grains	(1,460,464)
Indices	15,480,005
Interest Rates U.S.	(3,698,764)
Interest Rates Non-U.S.	(2,767,757)
Livestock	21,968
Softs	1,832,133
Metals	3,246,372

Total	$12,468,065 ***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$111.45	$383.27	$150.83
Interest income	1.08	12.97	36.54
Expenses**	(0.43)	(0.17)	(0.15)

Increase (decrease) for the period	112.10	396.07	187.22
Distribution of interest income to feeder funds	(1.08)	(12.97)	(36.54)
Net Asset Value per Redeemable Unit, beginning of year	1,529.39	1,146.29	995.61

Net Asset Value per Redeemable Unit, end of year	$1,640.41	$1,529.39	$1,146.29

Ratios to Average Net Assets:
Net investment income (loss)***	(0.3)%	0.6%	3.0%

Operating expenses	0.4%	0.4%	0.4%

Total return	7.3%	34.6%	18.8%

*	Includes clearing fees.

**	Excludes clearing fees.

***	Interest income less total expenses.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Graham Master for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period	For the period from
	October 1, 2009 to	July 1, 2009 to	from April 1, 2009	January 1, 2009 to
	December 31, 2009	September 30, 2009	to June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$1,522,383	$14,250,196	$(2,335,820)	$(1,457,890)
Net income (loss)	$1,502,514	$14,240,193	$(2,344,541)	$(1,465,945)
Increase (decrease) in Net Asset Value per Redeemable Unit	$13.91	$135.03	$(21.43)	$(15.41)

	For the period from	For the period from	For the period	For the period from
	October 1, 2008 to	July 1, 2008 to	from April 1, 2008	January 1, 2008 to
	December 31, 2008	September 30, 2008	to June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$34,035,718	$(8,466,890)	$18,680,824	$20,142,305
Net income (loss)	$34,029,127	$(8,473,481)	$18,672,387	$20,133,868
Increase (decrease) in Net Asset Value per Redeemable Unit	$224.58	$(52.04)	$112.99	$110.54

To the Limited Partners of
CMF SandRidge Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF SandRidge Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF SandRidge Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF SandRidge Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF SandRidge Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF SandRidge Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF SandRidge Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF SandRidge Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF SandRidge Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF SandRidge Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF SandRidge Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$691,877,329	$530,398,527
Cash margin (Note 3c)	22,651,198	29,705,022
Options owned, at fair value (cost $1,392,000 and $3,510,375 at December 31, 2009 and 2008, respectively)	1,092,800	4,987,535

Total assets	$715,621,327	$565,091,084

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange cleared swap contracts	$29,412,753	$110,973,333
Options written, at fair value (premium $994,000 and $3,103,510 at December 31, 2009 and 2008, respectively)	1,249,600	4,282,963
Accrued expenses:
Professional fees	49,481	116,342

Total liabilities	30,711,834	115,372,638

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 311,109.5773 and 247,850.0335 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	684,909,493	449,718,446

Total liabilities and partners’ capital	$715,621,327	$565,091,084

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Apr. 10 — Dec. 14	33,801	$(11,509,797)	(1.68)%
NYMEX Henry Hub Natural Gas Swap Mar. 10 — Dec. 14	14,452	(7,309,750)	(1.07)
NYMEX Henry Hub Natural Gas May 10 — May 11	4,825	(5,954,147)	(0.87)
NYMEX Henry Hub Penultimate Mar. 10	524	495,220	0.07

Total futures and exchange cleared swap contracts purchased		(24,278,474)	(3.55)

Futures and Exchange Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Mar. 10 — March 11	22,040	(6,466,193)	(0.94)
NYMEX Henry Hub Natural Gas Swap May 10 — Dec. 13	10,108	5,801,850	0.84
NYMEX Henry Hub Natural Gas Mar. 10 — Sept. 10	6,621	(4,469,936)	(0.65)

Total futures and exchange cleared swap contracts sold		(5,134,279)	(0.75)

Options Owned
Puts
Energy	240	1,092,800	0.16

Total options owned		1,092,800	0.16

Options Written
Calls
Energy	240	(1,249,600)	(0.18)

Total options written		(1,249,600)	(0.18)

Total fair value		$(29,569,553)	(4.32)%

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap April 09 — Dec. 14	30,555	$(72,012,250)	(16.01)%
NYMEX Natural Gas Swap Oct. 09 — Dec. 14	10,464	(43,628,900)	(9.70)
NYMEX Natural Gas Aug. 09 — Oct. 10	6,052	(113,269,862)	(25.19)

Total futures and exchange cleared swap contracts purchased		(228,911,012)	(50.90)

Futures and Exchange Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Feb. 09 — Oct. 10	25,108	34,592,590	7.69
NYMEX Henry Hub Natural Gas Feb. 09 — Dec. 12	10,624	42,565,560	9.46
NYMEX Natural Gas Feb. 09 — Sep. 09	6,572	40,779,529	9.07

Total futures and exchange cleared swap contracts sold		117,937,679	26.22

Options Owned
Puts
Energy	730	4,987,535	1.11

Total options owned		4,987,535	1.11

Options Written
Calls
Energy	15	(4,380)	(0.00)*
Puts
Energy	1,675	(4,278,583)	(0.95)

Total options written		(4,282,963)	(0.95)

Total fair value		$(110,268,761)	(24.52)%

*	Due to rounding

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$18,484,633	$209,086,188	$40,099,593
Change in net unrealized gains (losses) on open contracts	80,708,073	(109,479,479)	634,796

Gain (loss) from trading, net	99,192,706	99,606,709	40,734,389
Interest Income	388,904	4,119,717	9,737,038

Total income (loss)	99,581,610	103,726,426	50,471,427

Expenses:
Clearing fees	623,298	390,792	677,706
Professional fees	210,642	269,306	261,470

Total expenses	833,940	660,098	939,176

Net income (loss)	$98,747,670	$103,066,328	$49,532,251

Net income (loss) per Redeemable Unit of Limited Partnership interest (Notes 1 and 6)	$388.51	$468.42	$242.28

Weighted average units outstanding	275,661.9324	241,781.3550	212,935.2422

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

Partners’
Capital

Partners’ Capital at December 31, 2006	$215,065,486
Net income (loss)	49,532,251
Sale of 69,725.8292 Redeemable Units of Limited Partnership Interest	89,474,602
Redemption of 24,714.6195 Redeemable Units of Limited Partnership Interest	(31,803,576)
Distribution of interest income to feeder funds	(9,737,038)

Partners’ Capital at December 31, 2007	312,531,725
Net income (loss)	103,066,328
Sale of 80,081.4747 Redeemable Units of Limited Partnership Interest	141,534,374
Redemption of 61,402.1561 Redeemable Units of Limited Partnership Interest	(103,294,264)
Distribution of interest income to feeder funds	(4,119,717)

Partners’ Capital at December 31, 2008	449,718,446
Net income (loss)	98,747,670
Sale of 127,771.5856 Redeemable Units of Limited Partnership Interest	270,602,300
Redemption of 64,512.0418 Redeemable Units of Limited Partnership Interest	(133,770,019)
Distribution of interest income to feeder funds	(388,904)

Partners’ Capital at December 31, 2009	$684,909,493

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,363.75

2008:	$1,814.48

2009:	$2,201.51

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF SandRidge Master Fund L.P. (the “Master”) is a limited partnership that was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master may trade commodity futures and option contracts of any kind but intends initially to trade solely energy and energy related products. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On December 1, 2005 (commencement of trading operations), Bristol Energy Fund L.P., (formerly Smith Barney Bristol Energy Fund L.P.) (“Bristol”) allocated substantially all of its capital to the Master. Bristol purchased 14,461.8400 Redeemable Units with cash equal to $14,477,858 and a contribution of open commodity futures and options positions with a fair value of $(16,018). On May 1, 2006, two separate private investors (“Private Investor I” and “Private Investor II”) each allocated substantially all of their capital to the Master. Private Investor I purchased 23,073.5521 Redeemable Units with cash equal to $28,000,000 and Private Investor II purchased 4,944.3326 Redeemable Units with cash equal to $6,000,000. On October 1, 2006, CMF SandRidge Feeder (Cayman) Ltd. (“SandRidge Feeder”) and Energy Advisors Portfolio L.P., (formerly Citigroup Energy Advisors Portfolio L.P.) (“Energy Advisors”) each allocated substantially all of their capital to the Master. SandRidge Feeder purchased 22,075.2638 Redeemable Units with cash equal to $25,000,000. Energy Advisors purchased 2,092.7350 Redeemable Units with cash equal to $2,370,000. On April 1, 2007, Diversified 2000 Futures Fund L.P., (formerly Citigroup Diversified 2000 Futures Fund L.P.) (“Diversified 2000”) purchased 7,659.0734 Redeemable Units with cash equal to $9,635,703. On March 1, 2009, Tactical Diversified Futures Fund L.P., (formerly Citigroup Diversified Futures Fund L.P.) (“Tactical Diversified), purchased 14,408.1177 Redeemable Units with cash equal to $27,000,000. On June 1, 2009, Diversified Multi-Advisor Futures Fund L.P., (“Diversified”), (formerly Smith Barney Diversified Futures Fund L.P.) and Diversified Multi-Advisors Futures Fund L.P. II, (“Diversified II”), (formerly Smith Barney Diversified Futures Fund L.P. II) each allocated a portion of their capital to the Master. Diversified purchased 1,370.9885 Redeemable Units with cash equal to $2,818,836. Diversified II purchased 2,086.0213 Redeemable Units with cash equal to 4,288,986. The Master was formed to permit commodity pools managed now and in the future by SandRidge Capital, L.P. (the “Advisor”) using the Energy Program, the Advisor’s proprietary systematic trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors are Bristol, Private Investor I, Private Investor II, SandRidge Feeder, Energy Advisors, Diversified 2000, Tactical Diversified, Diversified and Diversified II (each a “Feeder,” collectively the “Funds”) with approximately 70.1%, 4.2%, 0.7%, 9.0%, 1.3%, 2.0%, 11.7%, 0.4% and 0.6% investments in the Master at December 31, 2009, respectively. Bristol, Private Investor I, Private Investor II, SandRidge Feeder, Energy Advisors and Diversified 2000 had approximately 75.3%, 5.2%, 0.9%, 13.7%, 2.1% and 2.8% investments in the Master at December 31, 2008, respectively.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The Master will be liquidated upon the first to occur of the following: December 31, 2025; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosure (formerly, FAS No. 157-4. “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments for which market quotations are not available and which are priced by broker-dealer who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Sets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$1,092,800	$1,092,800	$—	$—

Total assets	$1,092,800	$1,092,800	$—	$—

Liabilities
Futures and Exchange Cleared Swaps	$29,412,753	$29,412,753	$—	$—
Options written	1,249,600	1,249,600	—	—

Total liabilities	30,662,353	30,662,353	—	—

Total fair value	$(29,569,553)	$(29,569,553)	$—	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$4,987,535	$4,987,535	$—	$—

Total assets	$4,987,535	$4,987,535	$—	$—

Liabilities
Futures and Exchange Cleared Swaps	$110,973,333	$110,973,333	$—	$—
Options written	4,282,963	4,282,963	—	—

Total liabilities	115,256,296	115,256,296	—	—

Total fair value	$(110,268,761)	$(110,268,761)	$—	$—

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

d.	Futures Contracts. The Master trades futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Options. The Master may purchase and write (sell), both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

f.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

g.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

h.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

i.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

j.	Certain prior period amounts have been reclassified to conform to current year presentation.

k.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements were $22,651,198 and $29,705,022, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and exchange cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures, exchange cleared swap and option contracts traded for the year ended December 31, 2009, based on a quarterly calculation was 68,224.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital.

The following table indicates the fair values of derivative instruments of futures, exchange cleared swap and option contracts as separate assets and liabilities for the year ended December 31, 2009.

	December 31, 2009		December 31, 2009

Assets		Assets
Futures and Exchange Cleared Swap Contracts		Options Owned
Energy	$37,079,802	Energy	$1,092,800

Total unrealized appreciation on open futures and exchange cleared swap contracts	$37,079,802	Options owned	$1,092,800	**

Liabilities		Liabilities
Futures and Exchange Cleared Swap Contracts		Options Written
Energy	$(66,492,555)	Energy	$(1,249,600)

Total unrealized depreciation on open futures and exchange cleared swap contracts	$(66,492,555)	Options written	$(1,249,600	)***

Net unrealized depreciation on open futures contracts	$(29,412,753)*

*	This amount is in “Net unrealized depreciation on open futures and exchange cleared swap contracts” on the Statements of Financial Condition.

**	This amount is in “Options owned at fair value” on the Statements of Financial Condition.

***	This amount is in “Options written at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

	December 31, 2009
Sector	Gain (loss) from trading

Energy	$99,192,706

Total	$99,192,706	****

****	This amount is in “Gain(loss) from trading, net ” on the Statements of Income and Expenses.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Masters in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end day of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$387.81	$451.86	$197.11
Interest income	1.48	17.69	46.35
Expenses**	(0.78)	(1.13)	(1.18)

Increase (decrease) for the year	388.51	468.42	242.28
Distribution of interest income to feeder funds	(1.48)	(17.69)	(46.35)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,814.48	1,363.75	1,167.82

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$2,201.51	$1,814.48	$1,363.75

*	Includes clearing fees.

**	Excludes clearing fees.

	2009	2008	2007

Ratios to average net assets:
Net investment income (loss)***	(0.1)%	0.9%	3.3%

Operating expenses	0.1%	0.2%	0.3%

Total return	21.3%	34.3%	20.8%

***	Interest income less total expenses.

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

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

The Advisor will concentrate the Master’s trading in energy related markets. Concentration in a limited number of commodity interests may subject the Master’s account to greater volatility than if a more diversified portfolio of contracts.

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in ASC 460 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, exchange cleared swaps and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for SandRidge Master for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period	For the period from
	October 1, 2009 to	July 1, 2009 to	from April 1, 2009	January 1, 2009 to
	December 31, 2009	September 30, 2009	to June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(7,776,936)	$34,084,889	$31,810,672	$40,839,687
Net income (loss)	$(7,833,376)	$34,047,914	$31,760,955	$40,772,177
Increase (decrease) in Net Asset Value per Redeemable Unit	$(21.17)	$125.50	$122.39	$161.79

	For the period from	For the period from	For the period	For the period from
	October 1, 2008 to	July 1, 2008 to	from April 1, 2008	January 1, 2008 to
	December 31, 2008	September 30, 2008	to June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$10,020,345	$(31,305,268)	$66,997,344	$57,623,213
Net income (loss)	$9,955,370	$(31,370,244)	$66,929,871	$57,551,331
Increase (decrease) in Net Asset Value per Redeemable Unit	$39.67	$(131.21)	$297.96	$262.00

To the Limited Partners of
CMF Eckhardt Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF Eckhardt Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Eckhardt Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF Eckhardt Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the period April 1, 2008 (commencement of trading operations) to December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Eckhardt Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF Eckhardt Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Eckhardt Master Fund L.P. at December 31, 2008, and the results of its operations for the period April 1, 2008 to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

CMF Eckhardt Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$13,288,028	$19,322,653
Cash margin (Note 3c)	3,204,078	1,194,988
Net unrealized appreciation on open futures contracts	600,831	27,313
Net unrealized appreciation on open forward contracts	290,682	—

Total assets	$17,383,619	$20,544,954

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$63,160	$15,519

Total liabilities	63,160	15,519

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 17,448.6548 and 19,854.0401 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008	17,320,459	20,529,435

Total liabilities and partners’ capital	$17,383,619	$20,544,954

See accompanying notes to financial statements.

CMF Eckhardt Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	78	$58,547	0.34%
Energy	67	158,876	0.92
Grains	37	16,280	0.09
Indices	120	195,792	1.13
Interest Rates U.S.	6	(4,425)	(0.03)
Interest Rates Non-U.S.	14	12,150	0.07
Metals	17	21,710	0.13
Softs	59	169,950	0.98

Total futures contracts purchased		628,880	3.63

Futures Contracts Sold
Currencies	77	44,809	0.26
Energy	8	(480)	(0.00)*
Grains	68	(32,075)	(0.18)
Interest Rates U.S.	684	(26,821)	(0.16)
Interest Rates Non-U.S.	195	(8,802)	(0.05)
Softs	24	(4,680)	(0.03)

Total futures contracts sold		(28,049)	(0.16)

Unrealized Appreciation on Open Forward Contracts
Metals	43	341,017	1.97

Total unrealized appreciation on open forward contracts		341,017	1.97

Unrealized Depreciation on Open Forward Contracts
Metals	11	(50,335)	(0.29)

Total unrealized depreciation on open forward contracts		(50,335)	(0.29)

Total fair value		$891,513	5.15%

*	Due to rounding.

See accompanying notes to financial statements.

CMF Eckhardt Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	22	$(30,425)	(0.15)%
Interest Rates U.S.	115	(90,041)	(0.44)
Interest Rates Non-U.S.	210	117,578	0.57
Metals	5	3,730	0.02
Softs	7	31,088	0.15

Total futures contracts purchased		31,930	0.15

Futures Contracts Sold
Currencies	16	(9,807)	(0.05)
Softs	16	5,190	0.03

Total futures contracts sold		(4,617)	(0.02)

Total fair value		$27,313	0.13%

See accompanying notes to financial statements.

CMF Eckhardt Master Fund L.P.
Statements of Income and Expenses
for the year ended December 31, 2009
and for the period April 1, 2008
(commencement of trading operations)
to December 31, 2008

	2009	2008

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(1,481,848)	$821,249
Change in net unrealized gains (losses) on open contracts	864,200	27,313

Gain (loss) from trading, net	(617,648)	848,562
Interest income	13,287	150,521

Total income (loss)	(604,361)	999,083

Expenses:
Clearing fees	49,325	23,298
Professional fees	89,472	71,050

Total expenses	138,797	94,348

Net income (loss)	$(743,158)	$904,735

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$(40.67)	$40.34

Weighted average units outstanding	18,748.0136	23,511.0343

See accompanying notes to financial statements.

CMF Eckhardt Master Fund L.P.
Statements of Changes in Partners’ Capital
for the year ended December 31, 2009
and for the period April 1, 2008
(commencement of trading operations)
to December 31, 2008

Partners’
Capital

Initial capital contribution from Limited Partners at April 1, 2008 representing 24,000.0000 Redeemable Units of Limited Partnership Interest	$24,000,000
Net income (loss)	904,735
Sale of 964.0322 Redeemable Units of Limited Partnership Interest	1,000,000
Redemption of 5,109.9921 Redeemable Units of Limited Partnership Interest	(5,224,779)
Distribution of interest income to feeder funds	(150,521)

Partners’ Capital at December 31, 2008	20,529,435
Net income (loss)	(743,158)
Redemption of 2,405.3853 Redeemable Units of Limited Partnership Interest	(2,452,531)
Distribution of interest income to feeder funds	(13,287)

Partners’ Capital at December 31, 2009	$17,320,459

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2008:	$1,034.02

2009:	$992.65

See accompanying notes to financial statements.

CMF Eckhardt Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF Eckhardt Master Fund L.P. (the “Master”) is a limited partnership that was organized under the partnership laws of the State of New York on February 13, 2008, to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, indices, grains, U.S. and non-U.S. interest rates, softs and metals. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On April 1, 2008 (commencement of trading operations), Diversified 2000 Futures Fund L.P., formerly Citigroup Diversified 2000 Futures Fund L.P. (“Diversified 2000”), Diversified Multi-Advisor Futures Fund L.P, formerly Smith Barney Diversified Futures Fund L.P. (“Diversified I”), Diversified Multi-Advisor Futures Fund L.P. II, formerly Smith Barney Diversified Futures Fund L.P. II (“Diversified II”) each allocated a portion of their capital to the Master. Diversified 2000 purchased 10,000.0000 Redeemable Units with cash equal to $10,000,000. Diversified I purchased 7,000.0000 Redeemable Units with cash equal to $7,000,000. Diversified II purchased 7,000.0000 Redeemable Units with cash equal to $7,000,000. The Master was formed to permit commodity pools managed now or in the future by Eckhardt Trading Company (the “Advisor”) using the Standard Program, the Advisor’s proprietary systematic trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Diversified 2000, Diversified I and Diversified II (each a “Feeder,” collectively the “Funds”) with approximately 40.4%, 31.1% and 28.5% investments in the Master at December 31, 2009, respectively. Diversified 2000, Diversified I and Diversified II had approximately 38.3%, 31.0% and 30.7% investments in the Master at December 31, 2008, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2030; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

CMF Eckhardt Master Fund L.P.
Notes to Financial Statements
December 31, 2009

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).

CMF Eckhardt Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealer who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$600,831	$600,831	$—	$—
Forwards	290,682	290,682	—	—

Total fair value	$891,513	$891,513	$—	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$27,313	$27,313	$—	$—

Total assets	$27,313	$27,313	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

CMF Eckhardt Master Fund L.P.
Notes to Financial Statements
December 31, 2009

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

In 2008, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2008.

h.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

i.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which , among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

j.	Certain prior period amounts have been reclassified to conform to current years presentation.

k.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

CMF Eckhardt Master Fund L.P.
Notes to Financial Statements
December 31, 2009

3.	Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees, including CGM’s direct brokerage commission, shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements was $3,204,078 and $1,194,988, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forwards contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statement of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and metal forward contracts traded for the year ended December 31, 2009 based on a quarterly calculation was 887. The average notional values of currency forward contracts for the year ended December 31, 2009, based on a quarterly calculation was $85,375.

The Master adopted ASC 815 Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital.

CMF Eckhardt Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

December 31, 2009

Assets
Futures Contracts
Currencies	$137,351
Energy	159,874
Grains	26,855
Indices	195,792
Interest Rates U.S.	19,352
Interest Rates Non-U.S.	28,140
Metals	44,650
Softs	178,261

Total unrealized appreciation on open futures contracts	$790,275

Liabilities
Futures Contracts
Currencies	$(33,995)
Energy	(1,478)
Grains	(42,650)
Interest Rates U.S.	(50,597)
Interest Rates Non-U.S.	(24,793)
Metals	(22,940)
Softs	(12,991)

Total unrealized depreciation on open futures contracts	$(189,444)

Net unrealized depreciation on open futures contracts	$600,831 *

Assets
Forward Contracts
Metals	$341,017

Total unrealized appreciation on open forward contracts	$341,017

Liabilities
Forward Contracts
Metals	$(50,335)

Total unrealized depreciation on open forward contracts	$(50,335)

Net unrealized appreciation on open forward contracts	$290,682 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

CMF Eckhardt Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

	December 31, 2009
Sector	Gain (Loss) from trading

Currencies	$(933,134)
Energy	(1,166,899)
Grains	(500,805)
Indices	248,635
Interest Rates U.S.	(299,085)
Interest Rates Non-U.S.	110,249
Metals	1,358,927
Softs	564,464

Total	$(617,648	)***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.  Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the year ended December 31, 2009 and for the period from April 1, 2008 (commencement of trading operations) to December 31, 2008 were as follows:

	2009	2008

Net realized and unrealized gains (losses)*	$(36.49)	$37.11
Interest income	0.70	6.32
Expenses**	(4.88)	(3.09)

Increase (decrease) for the year/period	(40.67)	40.34
Distribution of interest income to feeder funds	(0.70)	(6.32)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year/period	1,034.02	1,000.00

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year/period	$992.65	$1,034.02

*	Includes clearing fees.

**	Excludes clearing fees.

CMF Eckhardt Master Fund L.P.
Notes to Financial Statements
December 31, 2009

	2009	2008

Ratios to Average Net Assets:
Net investment income***	(0.7)%	0.3	%****

Operating expenses	0.7%	0.4	%****

Total return	(4.0)%	4.0%

***	Interest income less total expenses.

****	Annualized.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

CMF Eckhardt Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Eckhardt Master for the years ended December 31, 2009 and the period from April 1, 2008 (commencement of trading operations) to December 31, 2008 are summarized below:

	For the period from	For the period from	For the period	For the period from
	October 1, 2009 to	July 1, 2009 to	from April 1, 2009	January 1, 2009 to
	December 31, 2009	September 30, 2009	to June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(750,993)	$879,516	$(688,673)	$(93,536)

Net income (loss)	$(781,496)	$858,478	$(708,340)	$(111,800)

Increase (decrease) in Net Asset Value per Redeemable Unit	$(44.58)	$47.42	$(37.98)	$(5.53)

	For the period from	For the period from	For the period from April 1, 2008 (commencement of
	October 1, 2008 to	July 1, 2008 to	trading operations)
	December 31, 2008	September 30, 2008	to June 30, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$421,041	$(1,628,764)	$2,183,508

Net income (loss)	$404,056	$(1,641,549)	$2,142,228

Increase (decrease) in Net Asset Value per Redeemable Unit	$19.88	$(68.62)	$89.08

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     KPMG LLP (“KPMG”) was previously the principal accountant for the Partnership through June 26, 2008. On June 27, 2008, KPMG was dismissed as principal accountant and PricewaterhouseCoopers LLP (“PwC”) was engaged as the independent registered public accounting firm. From June 27, 2008 through July 22, 2009, PwC was the principal accountant for the Partnership. On July 22, 2009, PwC was dismissed as principal accountant and on July 23, 2009 Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, and the audit of the fiscal year ended December 31, 2007, and through June 26, 2008, there were no disagreements with PwC or KPMG, respectively, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
     The respective audit report of PwC and KPMG on the financial statements of the Partnership as of and for the years ended December 31, 2008 and 2007, respectively, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information. None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Partnership has no officers, directors or significant employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.
     The officers and directors of the General Partner are Jerry Pascucci (President, Chief Investment Officer and Director), Jennifer Magro (Chief Financial Officer, Vice President and Director), Daryl Dewbrey (Secretary and Director), Shelley Deavitt Ullman (Senior Vice President and Director) and Raymond Nolte (Director). Each director holds office until his or her successor is elected, or until his or her earlier death, resignation or removal. Vacancies on the board of directors may be filled by appointment by the sole member of the General Partner, Morgan Stanley Smith Barney Holdings LLC which wholly owns the General Partner, or by unanimous vote of the remaining directors, depending on the circumstances of the vacancy. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer holds office until his or her death, resignation or removal.
     Mr. Pascucci, age 40, is President, Chief Investment Officer and Director of the General Partner (since March 2007, May 2005 and June 2005, respectively). Mr. Pascucci’s principal status was approved by the NFA in June 2005. He is also registered as an associated person of the General Partner (since June 2009) and of Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”) (since August 2009). From March 2007 to July 2009, Mr. Pascucci was a Managing Director of Citigroup Alternative Investments LLC (“CAI”), a division of Citigroup that administers its hedge fund and fund of funds businesses, and until July 2009, its commodity pool business. He was also Chief Investment Officer of CAI’s Hedge Fund Management Group from March 2007 to July 2009. He was registered as an associated person of CGM from February 2006 to July 2009. Mr. Pascucci has been responsible for trading advisor selection, due diligence and portfolio construction for managed futures funds and accounts since May 1999. Between May 1996 and May 1999, Mr. Pascucci served as a Senior Credit Risk Officer for CGM, focused primarily on market and counterparty risks associated with CMS’commodity pool and hedge fund clients. Prior to joining CGM in May 1996, Mr. Pascucci was employed (from October 1992) by ABN AMRO North America at its European American Bank subsidiary as a corporate banking officer where he facilitated the establishment of credit lines and other loan facilities for corporate clients.
     Ms. Magro, age 38, is Chief Financial Officer, Director and Vice President of the General Partner (since October 2006, May 2005 and August 2001, respectively). Ms. Magro’s principal status was approved by the NFA in June 2005. She was also a Managing Director of CAI and Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining CGM in January 1996, Ms. Magro was employed by Prudential Securities Inc. (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products.
     Mr. Dewbrey, age 39, is Secretary and Director of the General Partner (since July 2009 and March 2007, respectively). He registered as an associated person of the General Partner in January 2004 and became a principal of the General Partner in March 2007. He is also registered as an associated person of Morgan Stanley Smith Barney (since August 2009). He was registered as an associated person of CGM from March 1998 to July 2009. Mr. Dewbrey has worked with the General Partner in varying capacities since April 2001, and, since May 2005, Mr. Dewbrey has been head of managed futures product development. Mr. Dewbrey was a director of CAI responsible for marketing and client services for CAI’s Hedge Fund Management Group from February 2007 to July 2009. From October 1997 to September 2000, Mr. Dewbrey was head of CGM’s managed futures trading desk. In September 2000, Mr. Dewbrey was selected for the Salomon Smith Barney Sales and Trading Training Program. Mr. Dewbrey began his career in the futures markets with Rosenthal Collins Group, a futures brokerage firm, where he worked from May 1990 to October 1997 in varying capacities on the trading floors of the Chicago Board of Trade, COMEX and the New York Mercantile Exchange. Mr. Dewbrey is a member of the Managed Funds Association and the Futures Industry Association.
     Ms. Ullman, age 51, is a Managing Director of CGM’s Futures Division and a Senior Vice President and Director of the General Partner (since May 1997 and April 1994, respectively). Ms. Ullman’s principal status was approved by the NFA in June 1994. She was registered as an associated person of the General Partner from January 2004 to July 2009. Ms. Ullman is registered as an associated person of CGM (since July 1993). She is also the branch manager of the CGM branch that supports the General Partner (since January 2002). Previously, Ms. Ullman was a Vice President of Lehman Brothers (October 1985 to July 1993), with responsibility for execution, administration, operations and performance analysis for managed futures funds and accounts. She was registered as an associated person of Lehman Brothers Inc. (from February 1983 to July 1993) and was principal of Lehman Brothers Capital Management Corp. (from April 1989 to July 1993).
     Mr. Nolte, age 48, is the Chief Executive Officer and the Chairman of the Investment Committee of CAI’s Hedge Fund Management Group. He registered as an associated person and became a principal of the General Partner in March 2007. He was appointed a Director of the General Partner in March 2007. He is also registered as an associated person of CGM (since October 2005). He registered as an associated person and became a principal of CAI in March 2007. Prior to joining CAI in September 2005, Mr. Nolte worked at Deutsche Bank and its affiliate Deutsche Asset Management (from June 1999 to September 2005). He was registered as an associated person and was a principal of DB Capital Advisors Inc. (from July 2000 to May 2005) and DB Investment Managers Inc. (from May 2002 to June 2005). Prior to that, Mr. Nolte worked for Bankers Trust (from May 1983 until the firm was acquired by Deutsche Bank in June 1999). During his employment at Deutsche Asset Management, Mr. Nolte served as the Global Head and Chief Investment Officer of the DB Absolute Return Strategies (“DB ARS”) Fund of Funds business, the Chairman of the DB ARS Fund of Funds Investment Committee, the Vice Chairman of DB ARS and Head of the Single Manager Hedge Fund business. While employed at Deutsche Bank and Deutsche Asset Management, Mr. Nolte’s duties included overseeing the firm’s fund of funds and hedge fund businesses. Mr. Nolte was the founder and head of the Investment Committee for the Topiary Fund, Deutsche Bank’s first fund of hedge funds. The DB ARS Fund of Hedge Funds platform grew to $7 billion in assets under management during Mr. Nolte’s tenure. That business was comprised of several multi-manager, multi-strategy funds as well as single strategy funds and separate accounts.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under “Item 1. Business.” Brokerage commissions and clearing fees of $4,244,399 were paid for the year ended December 31, 2009. Management fees of $1,339,104 were paid or payable to the Advisors for the year ended December 31, 2009. Incentive fees of $297,167 were earned by the Advisors for the year ended December 31, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Security ownership of certain beneficial owners. As of February 28, 2010, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 685.2830 Redeemable Units (1.4%) as of December 31, 2009.
     (c) Changes in control. None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     CGM and the General Partner, would be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business”, “Item 8. Financial Statements and Supplementary Data,” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
(1)	Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the period from July 23, 2009 to December 31, 2009, PwC in the period from June 27, 2008 through July 22, 2009 and KPMG in the period from January 1, 2008 through June 26, 2008 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

Deloitte	$80,300
PwC	$169,400
KPMG	$10,300
     (2) Audit-Related Fees. None
     (3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2009	$25,000
2008	$30,250
(4) All Other Fees. None.
(5) Not Applicable.
(6) Not Applicable.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1)	Financial Statements:
Statements of Financial Condition at December 31, 2009 and 2008.
Schedules of Investments at December 31, 2009 and 2008.
Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007.
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007.
Notes to Financial Statements.
(2)  Exhibits:

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

(a) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(c) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

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

(a) Letter from the General Partner extending Advisory Agreement between the General Partner and SandRidge Capital, L.P. for 2009, dated June 9, 2009 (filed herein).

10.6	Management Agreement among the Partnership, the General Partner and Aspect Capital Limited, dated January 3, 2002 (filed as Exhibit 99 to the Annual Report on Form 10-K filed on March 27, 2003 and incorporated herein by reference).

(a) Letter from the General Partner extending Management with Aspect Capital Limited for 2009, dated June 9, 2009 (filed herein).

10.7	Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company, dated March 31, 2008 (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2008 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Eckhardt Trading Company for 2009, dated June 9, 2009 (filed herein).

10.8	Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc., dated August 31, 1999 (filed as Exhibit 10.6 to the Registration Statement on Form S-1 filed on September 23, 1999 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Campbell and Company Inc. for 2009, dated June 9, 2009 (filed herein).

10.9	Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P., dated June 11, 2001 (filed as Exhibit 10 to the Annual Report on Form 10-K filed on March 27, 2002 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Graham Capital Management, L.P. for 2009, dated June 9, 2009 (filed herein).

16.1	Letter dated July 23, 2009 from PricewaterhouseCoopers LLP regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 24, 2009 and incorporated herein by reference).

16.2	Letter dated June 26, 2008 from KPMG LLP regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 1, 2008 and incorporated herein by reference).
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference
(a)	Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2010.
Diversified 2000 Futures Fund L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci, President & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci	/s/ Shelley Deavitt Ullman

Jerry Pascucci	Shelley Deavitt Ullman
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC

/s/ Jennifer Magro	/s/ Daryl Dewbrey

Jennifer Magro	Daryl Dewbrey
Chief Financial Officer and Director (Principal Accounting officer)	Director Ceres Managed Futures LLC
Ceres Managed Futures LLC

/s/ Raymond Nolte

Raymond Nolte
Director Ceres Managed Futures LLC
     Supplemental Information to be furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
Annual Report to Limited Partners
No proxy material has been sent to Limited Partners.