Form 10-Q
period 2010-03-31
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2010-05-17
CIK 1095007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes    No X

As of April 30, 2010, 45,117.7853 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2010 and December 31, 2009 (unaudited)	3

	Schedules of Investments at March 31, 2010 and December 31, 2009 (unaudited)	4 − 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 − 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 − 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 − 22

Item 4.	Controls and Procedures	23

PART II - Other Information		24 − 27
Exhibits
EX–10.8 Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated February 25, 2010.
EX–31.1 CERTIFICATION
EX–31.2 CERTIFICATION
EX–32.1 CERTIFICATION
EX–32.2 CERTIFICATION
EX-10.8
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1.  Financial Statements

Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009

Assets:
Investment in Partnerships, at fair value	$63,937,160	$68,763,270
Cash	200,086	163,699

Total assets	$64,137,246	$68,926,969

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$288,619	$310,171
Management fees	93,406	101,697
Incentive fees	9,927	297,167
Other	201,698	178,291
Redemptions payable	1,103,151	316,332

Total liabilities	1,696,801	1,203,658

Partners’ Capital:
General Partner, 497.3032 and 685.2830 Unit equivalents outstanding at March 31, 2010 and December 31, 2009, respectively	671,116	954,503
Limited Partners, 45,771.7063 and 47,936.5632 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009, respectively	61,769,329	66,768,808

Total partners’ capital	62,440,445	67,723,311

Total liabilities and partners’ capital	$64,137,246	$68,926,969

Net Asset Value per Unit	$1,349.51	$1,392.86

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Schedule of Investments
March 31, 2010
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Aspect Master Fund L.P.	$20,376,179	32.64%
CMF Graham Capital Master Fund L.P.	18,409,441	29.48
CMF SandRidge Master Fund L.P.	12,812,074	20.52
CMF Eckhardt Master Fund L.P.	6,274,349	10.05
Waypoint Master Fund L.P.	6,065,117	9.71

Total investment in Partnerships, at fair value	$63,937,160	102.40%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Schedule of Investments
December 31, 2009
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Campbell Master Fund L.P.	$5,638,620	8.33%
CMF Aspect Master Fund L.P.	19,889,156	29.37
CMF Graham Capital Master Fund L.P.	22,604,775	33.38
CMF SandRidge Master Fund L.P.	13,641,031	20.14
CMF Eckhardt Master Fund L.P.	6,989,688	10.32

Total investment in Partnerships, at fair value	$68,763,270	101.54%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on investment in Partnerships	$(1,274,110)	$(2,145,153)
Change in net unrealized gains (losses) on investment in Partnerships	407,661	2,613,149

Gain (loss) from trading, net	(866,449)	467,996
Interest income from investment in Partnerships	7,686	18,758

Total income (loss)	(858,763)	486,754

Expenses:
Brokerage fees including clearing fees	907,991	1,191,660
Management fees	284,061	377,835
Incentive fees	9,927	164,925
Other	77,705	59,834

Total expenses	1,279,684	1,794,254

Net income (loss)	(2,138,447)	(1,307,500)
Redemptions — General Partner	(250,000)	(200,000)
Redemptions — Limited Partners	(2,894,419)	(5,325,041)

Net increase (decrease) in Partners’ Capital	(5,282,866)	(6,832,541)
Partners’ Capital, beginning of period	67,723,311	86,912,257

Partners’ Capital, end of period	$62,440,445	$80,079,716

Net Asset Value per Unit (46,269.0095 and 54,822.8270 Units outstanding at March 31, 2010 and 2009, respectively)	$1,349.51	$1,460.70

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(43.35)	$(23.27)

Weighted average units outstanding	47,991.3335	57,702.7303

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

1.	General:

Diversified 2000 Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 25, 1999 to engage indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership, through its investment in the Funds (defined herein), are volatile and involve a high degree of market risk. The Partnership commenced trading operations on June 1, 2000.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of March 31, 2010, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”), SandRidge Capital L.P. (“SandRidge”) and Waypoint Capital Management LLC (“Waypoint”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Campbell & Company, Inc. (“Campbell”) was terminated as of February 28, 2010. Waypoint was added as an advisor to the Partnership on March 1, 2010. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in master funds.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

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
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. generally accepted accounting principles (“GAAP”) for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009

Net realized and unrealized gains (losses)*	$(35.76)	$(13.19)
Interest income	0.16	0.32
Expenses**	(7.75)	(10.40)

Increase (decrease) for the period	(43.35)	(23.27)
Net Asset Value per Redeemable Unit, beginning of period	1,392.86	1,483.97

Net Asset Value per Redeemable Unit, end of period	$1,349.51	$1,460.70

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended
	March 31,
	2010		2009

Ratio to average net assets: ***
Net investment income (loss) before incentive fees ****	(8.0)%		(7.7)%

Operating expenses	8.0%		7.8%
Incentive fees	0.0	% *****	0.2%

Total expenses	8.0%		8.0%

Total return:
Total return before incentive fees	(3.1)%		(1.4)%
Incentive fees	(0.0	)% *****	(0.2)%

Total return after incentive fees	(3.1)%		(1.6)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.

The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership’s investments are in other partnerships. The results of the Partnership’s trading activities are resulting from its investments in other partnerships as shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreements between the Partnership/Funds and CGM give the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange cleared swap and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet, has been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.
     The Partnership adopted ASC 815, Derivatives and Hedging as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

4.	Fair Value Measurements:

Partnership’s and the Funds’ Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other partnerships, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s and the Funds’ Fair Value Measurements.  The Partnership and the Funds (as defined in Note 5 “Investment in Partnerships”) adopted ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
In 2009, the Partnership and the Funds adopted amendments to ASC 820, which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended March 31, 2010 and December 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	3/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$63,937,160	$—	$63,937,160	$—

Total fair value	$63,937,160	$—	$63,937,160	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Partnerships	$68,763,270	$—	$68,763,270	$—

Total fair value	$68,763,270	$—	$68,763,270	$—

5.	Investments in Partnerships:

On January 1, 2005, the assets allocated to Campbell for trading were invested in the CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 51,356.1905 units of Campbell Master with cash equal to $50,768,573, and a contribution of open commodity futures and forward contracts with a fair value of $587,618. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using the Financial, Metal and Energy Large Portfolio (“FME”), a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Campbell Master on February 28, 2010 for cash equal to $4,508,811.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
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

On March 1, 2010, the assets allocated to Waypoint for trading were invested in the Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 5,975.7506 units of Waypoint Master with cash of $5,975,751. Waypoint Master was formed in order to permit commodity pools managed now or in the future by Waypoint using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Waypoint Master. Individual and pooled accounts currently managed by Waypoint, including the Partnership, are permitted to be limited partners of Waypoint Master. The General Partner and Waypoint believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2010.

Aspect Master’s, Graham Master’s, SandRidge Master’s, Eckhardt Master’s and Waypoint Master’s (collectively, the “Funds”) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

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
Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

At March 31, 2010, the Partnership owned approximately 12.2% of Aspect Master, 10.6% of Graham Master, 1.8% of SandRidge Master, 41.0% of Eckhardt Master and 15.9% of Waypoint Master. At December 31, 2009, the Partnership owned approximately 9.0% of Campbell Master, 12.0% of Aspect Master, 13.2% of Graham Master, 2.0% of SandRidge Master and 40.4% of Eckhardt Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

     Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	March 31, 2010
	Total Assets	Total Liabilities	Total Capital

Aspect Master	$167,272,848	$8,692	$167,264,156
Graham Master	173,539,499	8,576	173,530,923
SandRidge Master	812,657,930	92,357,617	720,300,313
Eckhardt Master	15,364,249	46,542	15,317,707
Waypoint Master	38,081,301	6,200	38,075,101

Total	$1,206,915,827	$92,427,627	$1,114,488,200

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital

Campbell Master	$63,393,130	$867,467	$62,525,663
Aspect Master	166,072,281	934,223	165,138,058
Graham Master	171,238,199	25,939	171,212,260
SandRidge Master	715,621,327	30,711,834	684,909,493
Eckhardt Master	17,383,619	63,160	17,320,459

Total	$1,133,708,556	$32,602,623	$1,101,105,933

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

     Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended March 31, 2010
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
Aspect Master	$6,886,287	$6,906,384	$6,838,397
Graham Master	(3,943,186)	(3,922,768)	(4,042,502)
SandRidge Master	(15,233,208)	(15,144,757)	(15,494,452)
Eckhardt Master	(1,419,363)	(1,417,504)	(1,456,148)
Waypoint Master	573,053	576,360	561,555

Total	$(13,136,417)	$(13,002,285)	$(13,593,150)

	For the three months ended March 31, 2009
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
Campbell Master	$390,079	$414,875	$388,048
Aspect Master	(2,779,450)	(2,729,548)	(2,778,949)
Graham Master	(1,378,459)	(1,333,695)	(1,465,945)
SandRidge Master	40,908,518	41,014,849	40,772,177
Eckhardt Master	(95,326)	(90,954)	(111,800)

Total	$37,045,362	$37,275,527	$36,803,531

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are as shown in the following tables.

	March 31, 2010		For the three months ended March 31, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

							Financial, Metal & Energy Large
Campbell Master	-	$-	$(266,611)	$1,344	$672	$(268,627)	Portfolio	Monthly
Aspect Master	32.64%	20,376,179	844,224	6,292	1,951	835,981	Commodity Portfolio	Monthly
Graham Master	29.48%	18,409,441	(691,460)	12,179	1,975	(705,614)	Commodity Portfolio	Monthly
SandRidge Master	20.52%	12,812,074	(265,256)	4,994	1,347	(271,597)	Energy Portfolio	Monthly
Eckhardt Master	10.05%	6,274,349	(571,383)	8,568	7,127	(587,078)	Commodity Portfolio	Monthly
Waypoint Master	9.71%	6,065,117	91,723	1,371	987	89,365	Commodity Portfolio	Monthly

Total		$63,937,160	$(858,763)	$34,748	$14,059	$(907,570)

	December 31, 2009		For the three months ended March 31, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

							Financial, Metal & Energy Large
Campbell Master	8.33%	$5,638,620	$44,390	$1,631	$1,181	$41,578	Portfolio	Monthly
Aspect Master	29.37%	19,889,156	(377,731)	4,617	1,192	(383,540)	Commodity Portfolio	Monthly
Graham Master	33.38%	22,604,775	(220,036)	16,011	1,031	(237,078)	Commodity Portfolio	Monthly
SandRidge Master	20.14%	13,641,031	1,074,883	4,630	1,805	1,068,448	Energy Portfolio	Monthly
Eckhardt Master	10.32%	6,989,688	(34,752)	989	6,999	(42,740)	Commodity Portfolio	Monthly

Total		$68,763,270	$486,754	$27,878	$12,208	$446,668

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

6.	Financial Instrument Risks:
     In the normal course of its business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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
     As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees as described in ASC 460, Guarantees.
     The General Partner monitors and attempts to control the Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.
     The majority of these instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

7. Critical Accounting Policies:
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
Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.
Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other partnerships, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.
Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended March 31, 2010 and December 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
March 31, 2010
(Unaudited)

Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
In 2007, the Partnership adopted ASC 740, Income Taxes which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States – 2006.
Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
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
Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2010, Partnership Capital decreased 7.8% from $67,723,311 to $62,440,445. This decrease was attributable to the net loss from operations of $2,138,447, coupled with the redemption of 2,164.8569 Redeemable Units of Limited Partnership Interest resulting in an outflow of $2,894,419 and 187.9798 General Partner Unit equivalents totaling $250,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.
Critical Accounting Policies
Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other partnerships, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.
Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended March 31, 2010 and December 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Results of Operations
During the first quarter of 2010, the Partnership’s Net Asset Value per Redeemable Unit decreased 3.1% from $1,392.86 to $1,349.51 as compared to a decrease of 1.6% in the same period of 2009. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and related fees in the first quarter of 2010 of $866,449. Losses were primarily attributable to the Funds trading in energy, U.S. interest rates, metals, softs and indices and were partially offset by gains in currencies, grains, non-U.S. interest rates and livestock. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the first quarter of 2009 of $467,996. Gains were primarily attributable to the Funds trading in energy, non-U.S. interest rates and livestock and were partially offset by losses in currencies, grains, softs, U.S. interest rates, metals, indices and lumber.

Risk assets moved higher during the first quarter of 2010 as economic data suggested a recovering global economy and an agreement for limited Euro-zone and IMF support for Greece provided a blueprint for other indebted peripheral members of the Euro-zone. The fallout from the Greek sovereign debt crisis rippled throughout the global financial markets resulting in profits from several major price trends as European currencies weakened and yields in European fixed income fell. However, net losses were accumulated for the quarter as volatile market conditions in energy, metals, equity indices and softs proved difficult for trading.

In stock indices, the majority of losses were realized in January as the increase in uncertainty in equities was supported by news of credit tightening in China, fears of sovereign debt crisis in the Euro-zone, declining consumer confidence, and weaker economic data. In the energy sector, tensions in the Middle East pushed energy prices higher at the beginning of the year, but the rally was short-lived and fundamental factors led prices lower. U.S. crude oil inventories rose to their highest levels since August 2007 while moves by OPEC to curb supplies had minimal impact. However, oil prices later rebounded, supported by expectation of a cold winter, particularly in the mid-Atlanta region, which was paralyzed by snow in February, and on economic growth prospects. Small losses were also taken in metals as copper prices failed to make headway as news of stronger than forecast industrial orders in Europe was offset by expectations of diminished future demand from China. In agricultural softs, a sharp reversal from multi-year highs in the sugar market contributed to losses.

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

CGM will pay monthly interest to the Partnership on its allocable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place up to all of the Funds’ assets in 90-day U.S. Treasury bills. The Partnership will receive 80% of its allocable share of the interest earned on the Treasury bills through its investments in the Funds. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income from investment in Partnerships for the three months ended March 31, 2010 decreased by $11,072 as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower U.S. Treasury bill rates for the Partnership during the three months ended March 31, 2010 as compared to the corresponding period in 2009. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the three months ended March 31, 2010 decreased by $283,669 as compared to the corresponding period in 2009. The decrease in brokerage commissions is primarily due to a decrease in average net assets during the three months ended March 31, 2010 as compared to the corresponding period in 2009.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2010 decreased by $93,774 as compared to the corresponding period in 2009. The decrease in management fees is primarily due to a decrease in average net assets during the three months ended March 31, 2010 as compared to the corresponding period in 2009.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended March 31, 2010 resulted in an incentive fee accrual of $9,927. Trading performance for the three months ended March 31, 2009 resulted in an incentive fee accrual of $164,925.

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

Market movements result in frequent changes in the fair value of the Funds’ open positions and, consequently, in their earnings and cash flow. The Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Funds’ open positions and the liquidity of the markets in which they trade.

The Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Funds’ past performance is not necessarily indicative of their future results.

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
Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Partnership’s advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, indirectly held by each Fund, separately. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2010. As of March 31, 2010, the Partnership’s total capitalization was $62,440,445.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$1,896,742	3.04%
Energy	788,691	1.26%
Grains	200,779	0.32%
Interest Rates U.S.	468,266	0.75%
Interest Rates Non-U.S.	1,165,349	1.87%
Livestock	27,328	0.04%
Lumber	134	0.00%
Metals	447,263	0.72%
Softs	309,824	0.50%
Indices	1,539,250	2.46%

Total	$6,843,626	10.96%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2010 and the highest, lowest and average value during the three months ended March 31, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

As of March 31, 2010, Aspect Master’s total capitalization was $167,264,156. The Partnership owned approximately 12.2% of Aspect Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Aspect Master was as follows:

March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$3,161,249	1.89%	$3,993,826	$1,960,264	$2,868,182
Energy	1,577,200	0.94%	1,932,150	529,750	1,277,733
Grains	505,304	0.30%	579,333	208,547	432,061
Interest Rates U.S.	603,310	0.36%	1,256,880	528,140	950,327
Interest Rates Non-U.S.	4,969,938	2.97%	5,830,603	4,037,634	5,138,318
Livestock	159,950	0.10%	159,950	28,117	82,676
Lumber	1,100	0.00%**	1,100	1,100	1,100
Metals	1,362,038	0.82%	2,724,717	539,569	1,362,597
Softs	751,510	0.45%	1,666,569	751,510	1,117,083
Indices	3,770,422	2.25%	3,927,374	910,844	2,707,391

Total	$16,862,021	10.08%

*	Average of month-end Values at Risk

**	Due to rounding

As of March 31, 2010, Graham Master’s total capitalization was $173,530,923. The Partnership owned approximately 10.6% of Graham Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Graham Master was as follows:

March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$5,908,731	3.40%	$6,008,186	$1,372,618	$3,215,427
Energy	1,646,017	0.95%	1,646,017	236,269	977,806
Grains	842,890	0.49%	964,687	449,250	716,901
Interest Rates U.S.	548,097	0.32%	1,192,375	68,806	657,819
Interest Rates Non-U.S.	3,802,830	2.19%	4,305,447	757,824	2,799,663
Livestock	97,600	0.06%	106,400	60,000	89,067
Metals	1,201,963	0.69%	1,504,876	494,357	912,735
Softs	436,174	0.25%	1,144,148	436,174	700,338
Indices	11,617,981	6.69%	11,617,981	1,646,140	5,650,039

Total	$26,102,283	15.04%

*	Average of month-end Values at Risk

As of March 31, 2010, SandRidge Master’s total capitalization was $720,300,313. The Partnership owned approximately 1.8% of SandRidge Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the SandRidge Master was as follows:

March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$48,891,388	6.79%	$48,891,388	$19,153,412	$33,329,382

Total	$48,891,388	6.79%

*	Average of month-end Values at Risk

As of March 31, 2010, Eckhardt Master’s total capitalization was $15,317,707. The Partnership owned approximately 41.0% of Eckhardt Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Eckhardt Master was as follows:

March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$189,158	1.23%	$404,397	$111,551	$176,928
Energy	178,400	1.16%	455,100	50,400	201,467
Grains	150,423	0.98%	219,906	82,312	152,353
Interest Rates U.S.	458,867	3.00%	688,710	14,627	329,672
Interest Rates Non -U.S.	161,336	1.05%	618,157	94,112	184,062
Metals	209,972	1.37%	358,327	82,375	210,908
Softs	40,527	0.27%	146,472	40,430	70,728
Indices	538,710	3.52%	655,958	37,845	330,225

Total	$1,927,393	12.58%

*	Average of month-end Values at Risk

As of March 31, 2010, Waypoint Master’s total capitalization was $38,075,101. The Partnership owned approximately 15.9% of Waypoint Master. The Partnership’s Value at Risk for the portion of its asets that are traded indirectly through its investment in the Waypoint Master was as follows:
March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$6,534,527	17.16%	$6,534,527	$3,403	$3,268,965
Energy	77,500	0.21%	79,000	45,000	62,000
Grains	91,000	0.24%	98,500	12,000	55,250
Interest Rates U.S.	411,700	1.08%	411,700	28,500	220,100
Interest Rates Non -U.S.	1,420,874	3.73%	1,903,852	679,750	1,291,801
Metals	31,500	0.08%	79,968	31,500	55,734
Softs	50,600	0.13%	143,000	50,600	96,800
Indices	1,179,046	3.10%	1,179,046	135,778	657,412

Total	$9,796,747	25.73%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There are no material legal proceedings pending against the Partnership and the General Partner.

Credit Crisis Related Matters
Citigroup and its affiliates, including CGM, continue to defend lawsuits and arbitrations asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Certain of these actions have been resolved, through either settlements or court proceedings.
In addition, Citigroup and its affiliates, including CGM, continue to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission and other government agencies in connection with various formal and informal inquiries concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of their regulators to resolve certain of these matters.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the Net Asset Value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units) that
	of Shares	Price Paid per	Purchased as Part	May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
January 1, 2010 – January 31, 2010	356.1474	$1,327.98	N/A	N/A
February 1, 2010 – February 28, 2010	991.2636	$1,329.93	N/A	N/A
March 1, 2010 – March 31, 2010	817.4459	$1,349.51	N/A	N/A
	2,164.8569	$1,337.00

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits
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
     (a)Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(a) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
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
     (a) Letter from the General Partner extending Advisory Agreement between the General Partner and SandRidge Capital, L.P. for 2009, dated June 9, 2009 (filed as Exhibit 10.5(a) to the Annual Report on Form 10-K filed on March 31, 2010 and incorporated herein by reference).
10.6 Management Agreement among the Partnership, the General Partner and Aspect Capital Limited, dated January 3, 2002 (filed as Exhibit 99 to the Annual Report on Form 10-K filed on March 27, 2003 and incorporated herein by reference).
     (a) Letter from the General Partner extending Management with Aspect Capital Limited for 2009, dated June 9, 2009 (filed as Exhibit 10.6(a) to the Annual Report on Form 10-K filed on March 31, 2010 and incorporated herein by reference).
10.7 Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company, dated March 31, 2008 (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2008 and incorporated herein by reference).
     (a) Letter from the General Partner extending Management Agreement with Eckhardt Trading Company for 2009, dated June 9, 2009 (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K filed on March 31, 2010 and incorporated herein by reference).
10.8 Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated February 25, 2010 (filed herein).
10.9 Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P., dated June 11, 2001 (filed as Exhibit 10 to the Annual Report on Form 10-K filed on March 27, 2002 and incorporated herein by reference).
     (a) Letter from the General Partner extending Management Agreement with Graham Capital Management, L.P. for 2009, dated June 9, 2009 (filed as Exhibit 10.9(a) to the Annual Report on Form 10-K filed on March 31, 2010 and incorporated herein by reference).
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

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	May 17, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 17, 2010