Form 10-Q
period 2010-06-30
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2010-08-16
CIK 1095007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-32599

DIVERSIFIED 2000 FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	13-4077759

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC
522 Fifth Avenue - 14th Floor
New York, New York 10036
(Address of principal executive offices) (Zip Code)

(212) 296-1999
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

Yes    No X

As of July 31, 2010, 44,022.3952 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2010 and December 31, 2009 (unaudited)	3

	Schedules of Investments at June 30, 2010 and December 31, 2009 (unaudited)	4 − 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 − 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 − 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 − 22

Item 4.	Controls and Procedures	23

PART II - Other Information		24 − 27
Exhibits

EX–31.1 CERTIFICATION
EX–31.2 CERTIFICATION
EX–32.1 CERTIFICATION
EX–32.2 CERTIFICATION
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1.  Financial Statements

Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009

Assets:
Investment in Partnerships, at fair value	$60,768,585	$68,763,270
Cash	166,661	163,699

Total assets	$60,935,246	$68,926,969

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$274,210	$310,171
Management fees	89,963	101,697
Incentive fees	152,604	297,167
Other	167,558	178,291
Redemptions payable	566,077	316,332

Total liabilities	1,250,412	1,203,658

Partners’ Capital:
General Partner, 497.3032 and 685.2830 unit equivalents outstanding at June 30, 2010 and December 31, 2009, respectively	664,233	954,503
Limited Partners, 44,187.9487 and 47,936.5632 Redeemable Units outstanding at June 30, 2010 and December 31, 2009, respectively	59,020,601	66,768,808

Total partners’ capital	59,684,834	67,723,311

Total liabilities and partners’ capital	$60,935,246	$68,926,969

Net asset value per unit	$1,335.67	$1,392.86

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Schedule of Investments
June 30, 2010
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Partnerships
CMF Aspect Master Fund L.P.	$17,462,224	29.26%
CMF Graham Capital Master Fund L.P.	18,135,674	30.38
CMF SandRidge Master Fund L.P.	11,403,723	19.11
CMF Eckhardt Master Fund L.P.	6,982,503	11.70
Waypoint Master Fund L.P.	6,784,461	11.37

Total investment in Partnerships, at fair value	$60,768,585	101.82%

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

Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on investment in Partnerships	$1,000,429	$(2,328,808)	$(273,681)	$(4,473,961)
Change in net unrealized gains (losses) on investment in Partnerships	(228,313)	(914,600)	179,348	1,698,549

Gain (loss) from trading, net	772,116	(3,243,408)	(94,333)	(2,775,412)
Interest income from investment in Partnerships	15,326	15,233	23,012	33,991

Total income (loss)	787,442	(3,228,175)	(71,321)	(2,741,421)

Expenses:
Brokerage fees including clearing fees	888,058	1,054,675	1,796,049	2,246,335
Management fees	275,908	332,822	559,969	710,657
Incentive fees	142,677	106,831	152,604	271,756
Other	88,749	83,126	166,454	142,960

Total expenses	1,395,392	1,577,454	2,675,076	3,371,708

Net income (loss)	(607,950)	(4,805,629)	(2,746,397)	(6,113,129)
Redemptions — General Partner	—	(1,685,638)	(250,000)	(1,885,638)
Redemptions — Limited Partners	(2,147,661)	(4,166,365)	(5,042,080)	(9,491,406)

Net increase (decrease) in Partners’ Capital	(2,755,611)	(10,657,632)	(8,038,477)	(17,490,173)
Partners’ Capital, beginning of period	62,440,445	80,079,716	67,723,311	86,912,257

Partners’ Capital, end of period	$59,684,834	$69,422,084	$59,684,834	$69,422,084

Net asset value per unit (44,685.2519 and 50,706.7887 units outstanding at June 30, 2010 and 2009, respectively)	$1,335.67	$1,369.09	$1,335.67	$1,369.09

Net income (loss) per Redeemable Unit and General Partner unit equivalent	$(13.84)	$(91.61)	$(57.19)	$(114.88)

Weighted average units outstanding	45,664.3884	52,781.0658	46,827.8609	55,241.8980

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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

As of June 30, 2010, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”), SandRidge Capital L.P. (“SandRidge”) and Waypoint Capital Management LLC (“Waypoint”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Campbell & Company, Inc. (“Campbell”) was terminated as of February 28, 2010. Waypoint was added as an advisor to the Partnership on March 1, 2010. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in master funds.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses)*	$(3.06)	$(81.99)	$(38.82)	$(95.18)
Interest income	0.34	0.29	0.50	0.61
Expenses**	(11.12)	(9.91)	(18.87)	(20.31)

Increase (decrease) for the period	(13.84)	(91.61)	(57.19)	(114.88)
Net asset value per Redeemable Unit, beginning of period	1,349.51	1,460.70	1,392.86	1,483.97

Net asset value per Redeemable Unit, end of period	$1,335.67	$1,369.09	$1,335.67	$1,369.09

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Ratio to average net assets: ***
Net investment income (loss) before incentive fees ****	(8.1)%	(7.9)%	(8.0)%	(7.9)%

Operating expenses	8.2%	8.0%	8.1%	8.0%
Incentive fees	0.2%	0.1%	0.2%	0.3%

Total expenses	8.4%	8.1%	8.3%	8.3%

Total return:
Total return before incentive fees	(0.8)%	(6.1)%	(3.9)%	(7.4)%
Incentive fees	(0.2)%	(0.2)%	(0.2)%	(0.3)%

Total return after incentive fees	(1.0)%	(6.3)%	(4.1)%	(7.7)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

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
     The Partnership adopted ASC 815, Derivatives and Hedging, as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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
In 2009, the Partnership and the Funds adopted amendments to ASC 820, which reaffirm that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended June 30, 2010 and December 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	6/30/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$60,768,585	$—	$60,768,585	$—

Total fair value	$60,768,585	$—	$60,768,585	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Partnerships	$68,763,270	$—	$68,763,270	$—

Total fair value	$68,763,270	$—	$68,763,270	$—

5.	Investments in Partnerships:

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
June 30, 2010
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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2010.

Aspect Master’s, Graham Master’s, SandRidge Master’s, Eckhardt Master’s and Waypoint Master’s (collectively, the “Funds”) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per Redeemable Unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.
Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

At June 30, 2010, the Partnership owned approximately 10.8% of Aspect Master, 10.5% of Graham Master, 1.7% of SandRidge Master, 41.0% of Eckhardt Master and 15.9% of Waypoint Master. At December 31, 2009, the Partnership owned approximately 9.0% of Campbell Master, 12.0% of Aspect Master, 13.2% of Graham Master, 2.0% of SandRidge Master and 40.4% of Eckhardt Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

     Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	June 30, 2010
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$163,823,883	$2,113,987	$161,709,896
Graham Master	174,202,088	1,436,266	172,765,822
SandRidge Master	731,160,853	52,655,480	678,505,373
Eckhardt Master	17,065,879	39,021	17,026,858
Waypoint Master	42,741,064	24,400	42,716,664

Total	$1,128,993,767	$56,269,154	$1,072,724,613

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$63,393,130	$867,467	$62,525,663
Aspect Master	166,072,281	934,223	165,138,058
Graham Master	171,238,199	25,939	171,212,260
SandRidge Master	715,621,327	30,711,834	684,909,493
Eckhardt Master	17,383,619	63,160	17,320,459

Total	$1,133,708,556	$32,602,623	$1,101,105,933

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

     Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended June 30, 2010
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
Aspect Master	$993,585	$1,034,870	$927,531
Graham Master	957,704	1,000,751	821,669
SandRidge Master	(68,950,382)	(68,769,002)	(69,339,310)
Eckhardt Master	2,073,976	2,077,878	2,033,838
Waypoint Master	5,344,480	5,356,042	5,296,789

Total	$(59,580,637)	$(59,299,461)	$(60,259,483)

	For the six months ended June 30, 2010
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
Aspect Master	$7,879,872	$7,941,254	$7,765,928
Graham Master	(2,985,482)	(2,922,017)	(3,220,833)
SandRidge Master	(84,183,590)	(83,913,759)	(84,833,762)
Eckhardt Master	654,613	660,374	577,690
Waypoint Master	5,917,533	5,932,402	5,858,344

Total	$(72,717,054)	$(72,301,746)	$(73,852,633)

	For the three months ended June 30, 2009
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
Campbell Master	$(6,091,219)	$(6,072,257)	$(6,094,561)
Aspect Master	(23,442,999)	(23,405,153)	(23,487,080)
Graham Master	(2,208,778)	(2,173,740)	(2,344,541)
SandRidge Master	31,866,755	31,975,987	31,760,955
Eckhardt Master	(680,954)	(677,086)	(708,340)

Total	$(557,195)	$(352,249)	$(873,567)

	For the six months ended June 30, 2009
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
Campbell Master	$(5,701,140)	$(5,657,382)	$(5,706,513)
Aspect Master	(26,222,449)	(26,134,701)	(26,266,029)
Graham Master	(3,587,237)	(3,507,435)	(3,810,486)
SandRidge Master	72,775,273	72,990,836	72,533,132
Eckhardt Master	(776,280)	(768,040)	(820,140)

Total	$36,488,167	$36,923,278	$35,929,964

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are as shown in the following tables.

	June 30, 2010		For the three months ended June 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	29.26%	$17,462,224	$123,814	$6,170	$5,911	$111,733	Commodity Portfolio	Monthly
Graham Master	30.38%	18,135,674	109,722	12,913	5,967	90,842	Commodity Portfolio	Monthly
SandRidge Master	19.11%	11,403,723	(1,149,016)	8,203	1,541	(1,158,760)	Energy Portfolio	Monthly
Eckhardt Master	11.70%	6,982,503	851,774	10,690	7,361	833,723	Commodity Portfolio	Monthly
Waypoint Master	11.37%	6,784,461	851,148	6,526	2,893	841,729	Commodity Portfolio	Monthly

Total		$60,768,585	$787,442	$44,502	$23,673	$719,267

	June 30, 2010		For the six months ended June 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Campbell Master	0.00%	$-	$(266,611)	$1,344	$672	$(268,627)	Financial, Metal & Energy Large Portfolio	Monthly
Aspect Master	29.26%	17,462,224	968,038	12,462	7,862	947,714	Commodity Portfolio	Monthly
Graham Master	30.38%	18,135,674	(581,738)	25,092	7,942	(614,772)	Commodity Portfolio	Monthly
SandRidge Master	19.11%	11,403,723	(1,414,272)	13,197	2,888	(1,430,357)	Energy Portfolio	Monthly
Eckhardt Master	11.70%	6,982,503	280,391	19,258	14,488	246,645	Commodity Portfolio	Monthly
Waypoint Master	11.37%	6,784,461	942,871	7,897	3,880	931,094	Commodity Portfolio	Monthly

Total		$60,768,585	$(71,321)	$79,250	$37,732	$(188,303)

	December 31, 2009		For the three months ended June 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Campbell Master	8.33%	$5,638,620	$(634,542)	$1,343	$1,022	$(636,907)	Financial, Metal & Energy Large Portfolio	Monthly
Aspect Master	29.37%	19,889,156	(2,835,457)	8,827	1,085	(2,845,369)	Commodity Portfolio	Monthly
Graham Master	33.38%	22,604,775	(290,903)	21,081	1,134	(313,118)	Commodity Portfolio	Monthly
SandRidge Master	20.14%	13,641,031	798,497	4,142	1,246	793,109	Energy Portfolio	Monthly
Eckhardt Master	10.32%	6,989,688	(265,770)	4,545	7,715	(278,030)	Commodity Portfolio	Monthly

Total		$68,763,270	$(3,228,175)	$39,938	$12,202	$(3,280,315)

	December 31, 2009		For the six months ended June 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Campbell Master	8.33%	$5,638,620	$(590,152)	$2,974	$2,203	$(595,329)	Financial, Metal & Energy Large Portfolio	Monthly
Aspect Master	29.37%	19,889,156	(3,213,188)	13,444	2,277	(3,228,909)	Commodity Portfolio	Monthly
Graham Master	33.38%	22,604,775	(510,939)	37,092	2,165	(550,196)	Commodity Portfolio	Monthly
SandRidge Master	20.14%	13,641,031	1,873,380	8,772	3,051	1,861,557	Energy Portfolio	Monthly
Eckhardt Master	10.32%	6,989,688	(300,522)	5,534	14,714	(320,770)	Commodity Portfolio	Monthly

Total		$68,763,270	$(2,741,421)	$67,816	$24,410	$(2,833,647)

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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
June 30, 2010
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
Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended June 30, 2010 and December 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
June 30, 2010
(Unaudited)

Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.
ASC 740, Income Taxes provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States – 2006.
Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
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
In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2010, Partnership Capital decreased 11.9% from $67,723,311 to $59,684,834. This decrease was attributable to the net loss from operations of $2,746,397, coupled with the redemption of 3,748.6145 Redeemable Units resulting in an outflow of $5,042,080 and 187.9798 General Partner unit equivalents totaling $250,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.
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
Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended June 30, 2010 and December 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Results of Operations
          During the second quarter of 2010, the Partnership’s net asset value per Redeemable Unit decreased 1.0% from $1,349.51 to $1,335.67 as compared to a decrease of 6.3% in the second quarter of 2009. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the second quarter of 2010 of $772,116. Gains were primarily attributable to the Funds trading in currencies, U.S. and non-U.S interest rates and were partially offset by losses in energy, grains, livestock, metals, softs and indices. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and related fees in the second quarter of 2009 of $3,243,408. Losses were primarily attributable to the Funds trading in currencies, grains, U.S. and non-U.S interest rates, metals, softs, indices and lumber and were partially offset by gains in energy and livestock.
          Equity markets sold off sharply during the second quarter of 2010 as the global economic recovery decelerated and investors began to worry about a “double dip” recession. In Europe, the global credit crisis continued to morph into a sovereign debt crisis, placing significant constraints on governments’ ability to maintain unprecedented deficit spending programs. Losses were accumulated for the quarter as sharp price reversals in energy, equity indices, and grains and base metals proved difficult for trading.
          The second quarter macro environment was marked by two strong opposing forces that created volatile markets for many assets. Strong cyclical data supported the global recovery and growth story, while significant structural problems, primarily in Europe but also affecting most other developed economies weighed on sentiment. In energy markets, losses were realized from trading natural gas and refined products primarily in the second half of the quarter. In natural gas, prices unexpectedly moved higher as higher temperatures in the U.S. increased demand for power-plant fuel for air conditioning. The mixed economic data and unexpected rises in petroleum supplies created a difficult trading condition in the petroleum complex. Within the global stock index sector, prices of U.S., European, and Pacific Rim equity index futures trended lower on growing concerns that Greece’s government debt crisis might spread throughout Europe, resulting in losses for the sector. Losses were realized in the grains sector as wheat prices unexpectedly rose in April amid forecasts for cold weather in the Southern Great Plains, potentially damaging the current U.S. crop. Losses were also recorded in the metals sector as prices of nickel, aluminum, copper, and zinc declined on news that an index of Chinese manufacturing slipped to a six-month low, spurring concern that demand for base metals might be slipping. A portion of these losses was offset by gains earned in interest rates as prices moved higher on flight to quality buying.
          During the Partnership’s six months ended June 30, 2010, the net asset value per Redeemable Unit decreased 4.1% from $1,392.86 to $1,335.67 as compared to a decrease of 7.7% in the same period of 2009. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and related fees in the six months ended June 30, 2010 of $94,333. Losses were primarily attributable to the Funds trading in energy, grains, livestock, metals, softs and indices and were partially offset by gains in currencies, U.S. and non-U.S interest rates. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and related fees in the six months ended June 30, 2009 of $2,775,412. Losses were primarily attributable to the Funds trading in currencies, grains, U.S. and non-U.S. interest rates, indices, lumber, metals and softs and were partially offset by gains in energy and livestock.

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

CGM will pay monthly interest to the Partnership on its allocable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place up to all of the Funds’ assets in 90-day U.S. Treasury bills. The Partnership will receive 80% of its allocable share of the interest earned on the Treasury bills through its investments in the Funds. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income from investment in Partnerships for the three months ended June 30, 2010 increased by $93 as compared to the corresponding period in 2009. The increase in interest income is primarily due to higher U.S. Treasury Bill rates during the three months ended June 30, 2010, as compared to the corresponding period in 2009. Interest income from investment in Partnerships for the six months ended June 30, 2010 decreased by $10,979 as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the six months ended June 30, 2010 as compared to the corresponding period in 2009. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the three and six months ended June 30, 2010 decreased by $166,617 and $450,286, respectively as compared to the corresponding periods in 2009. The decrease in brokerage fees is primarily due to a decrease in average net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2010 decreased by $56,914 and $150,688, respectively as compared to the corresponding periods in 2009. The decrease in management fees is primarily due to a decrease in average net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three and six months ended June 30, 2010 resulted in an incentive fee accrual of $142,677 and $152,604, respectively. Trading performance for the three and six months ended June 30, 2009 resulted in an incentive fee accrual of $106,831 and $271,756, respectively.

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
Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Partnership’s advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, indirectly held by each Fund, separately. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2010. As of June 30, 2010, the Partnership’s total capitalization was $59,684,834.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$864,420	1.45%
Energy	680,556	1.14%
Grains	193,106	0.32%
Interest Rates U.S.	577,468	0.97%
Interest Rates Non-U.S.	981,660	1.64%
Livestock	11,580	0.02%
Lumber	119	0.00%*
Metals	387,203	0.65%
Softs	279,315	0.47%
Indices	1,858,229	3.11%

Total	$5,833,656	9.77%

*	Due to rounding.
The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2010 and the highest, lowest and average value during the three months ended June 30, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

As of June 30, 2010, Aspect Master’s total capitalization was $161,709,896. The Partnership owned approximately 10.8% of Aspect Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Aspect Master was as follows:

June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$2,674,826	1.66%	$5,892,020	$2,462,231	$3,676,359
Energy	894,500	0.55%	1,901,350	858,350	1,177,301
Grains	467,299	0.29%	565,286	221,853	397,437
Interest Rates U.S.	1,700,600	1.05%	1,700,600	316,542	1,302,600
Interest Rates Non-U.S.	4,114,413	2.54%	5,153,160	3,437,262	4,135,428
Livestock	34,863	0.02%	240,000	14,717	118,004
Lumber	1,100	0.00%**	1,100	1,100	1,100
Metals	934,991	0.58%	2,001,590	868,407	1,192,834
Softs	640,928	0.40%	937,486	494,690	773,339
Indices	8,781,583	5.43%	12,006,738	832,920	4,487,606

Total	$20,245,103	12.52%

*	Average of month-end Values at Risk

**	Due to rounding

As of June 30, 2010, Graham Master’s total capitalization was $172,765,822. The Partnership owned approximately 10.5% of Graham Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Graham Master was as follows:

June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$4,186,657	2.43%	$11,364,239	$3,592,799	$6,381,232
Energy	629,905	0.37%	1,660,132	241,249	813,781
Grains	276,712	0.16%	897,305	225,545	322,607
Interest Rates U.S.	1,209,670	0.70%	1,209,670	122,353	1,081,967
Interest Rates Non-U.S.	1,614,885	0.93%	3,842,629	1,339,777	2,025,529
Livestock	16,800	0.01%	98,400	800	28,800
Metals	1,251,009	0.72%	1,771,142	546,154	1,034,416
Softs	523,240	0.30%	595,242	234,092	378,950
Indices	5,368,005	3.11%	13,726,706	1,342,606	6,657,556

Total	$15,076,883	8.73%

*	Average of month-end Values at Risk

As of June 30, 2010, SandRidge Master’s total capitalization was $678,505,373. The Partnership owned approximately 1.7% of SandRidge Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the SandRidge Master was as follows:

June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$82,535,778	12.16%	$82,978,848	$45,323,627	$67,357,103

Total	$82,535,778	12.16%

*	Average of month-end Values at Risk

As of June 30, 2010, Eckhardt Master’s total capitalization was $17,026,858. The Partnership owned approximately 41.0% of Eckhardt Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Eckhardt Master was as follows:

June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$595,876	3.50%	$595,876	$9,175	$294,383
Energy	139,312	0.82%	402,525	10,875	161,429
Grains	86,712	0.51%	178,600	41,862	114,146
Interest Rates U.S.	698,450	4.10%	797,350	36,197	468,367
Interest Rates Non -U.S.	547,258	3.21%	852,062	69,245	472,938
Metals	155,275	0.91%	226,149	46,761	126,030
Softs	62,162	0.37%	76,636	21,770	60,699
Indices	1,019,188	5.99%	3,147,442	19,055	497,417

Total	$3,304,233	19.41%

*	Average of month-end Values at Risk

As of June 30, 2010, Waypoint Master’s total capitalization was $42,716,664. The Partnership owned approximately 15.9% of Waypoint Master. The Partnership’s Value at Risk for the portion of its asets that are traded indirectly through its investment in the Waypoint Master was as follows:
June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$650,686	1.52%	$11,817,974	$650,686	$4,383,389
Grains	113,050	0.26%	154,000	31,000	124,950
Interest Rates U.S.	406,300	0.95%	938,850	47,200	601,500
Interest Rates Non -U.S.	1,284,310	3.01%	2,212,691	104,489	723,505
Metals	63,765	0.15%	216,426	31,500	123,963
Indices	113,383	0.27%	113,383	100,993	107,856

Total	$2,631,494	6.16%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 1A.	Risk Factors.
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 except that the following disclosure supersedes the risk factor set forth therein titled, “Regulatory changes could restrict the Partnership’s operations”.
Regulatory changes could restrict the Partnership’s operations.
     Regulatory changes could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Act including comprehensive regulation of the OTC derivatives market. The implementation of the Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units) that
	of Shares	Price Paid per	Purchased as Part	May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
April 1, 2010 – April 30, 2010	653.9210	$1,366.80	N/A	N/A
May 1, 2010 – May 31, 2010	506.0214	$1,359.24	N/A	N/A
June 1, 2010 – June 30, 2010	423.8152	$1,335.67	N/A	N/A
	1,583.7576	$1,356.05

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
      (f) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(f) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).
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
10.8 Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated February 25, 2010 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on May 17, 2010 and incorporated herein by reference).
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
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer, Secretary and Director)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer, Secretary and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	August 16, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)

Date:	August 16, 2010