Form 10-Q
period 2010-09-30
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2010-11-12
CIK 1095007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes    No X

As of October 31, 2010, 42,206.0505 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2010 (unaudited) and December 31, 2009	3

	Schedules of Investments at September 30, 2010 (unaudited) and December 31, 2009	4 − 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 − 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 − 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 − 22

Item 4.	Controls and Procedures	23

PART II - Other Information		24 − 27
Exhibits

EX–31.1 CERTIFICATION
EX–31.2 CERTIFICATION
EX–32.1 CERTIFICATION
EX–32.2 CERTIFICATION
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1.  Financial Statements

Diversified 2000 Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2010	2009

Assets:
Investment in Funds, at fair value	$58,515,978	$68,763,270
Cash	173,597	163,699

Total assets	$58,689,575	$68,926,969

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$264,104	$310,171
Management fees	86,434	101,697
Incentive fees	94,120	297,167
Other	153,883	178,291
Redemptions payable	168,693	316,332

Total liabilities	767,234	1,203,658

Partners’ Capital:
General Partner, 441.6499 and 685.2830 unit equivalents outstanding at September 30, 2010 and December 31, 2009, respectively	595,181	954,503
Limited Partners, 42,539.1528 and 47,936.5632 Redeemable Units outstanding at September 30, 2010 and December 31, 2009, respectively	57,327,160	66,768,808

Total partners’ capital	57,922,341	67,723,311

Total liabilities and partners’ capital	$58,689,575	$68,926,969

Net asset value per unit	$1,347.63	$1,392.86

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Schedule of Investments
September 30, 2010
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Funds
CMF Aspect Master Fund L.P.	$17,174,640	29.65%
CMF Graham Capital Master Fund L.P.	16,918,656	29.21
CMF SandRidge Master Fund L.P.	10,440,382	18.02
CMF Eckhardt Master Fund L.P.	7,491,906	12.93
Waypoint Master Fund L.P.	6,490,394	11.21

Total investment in Funds, at fair value	$58,515,978	101.02%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Schedule of Investments
December 31, 2009

		% of Partners’
	Fair Value	Capital

Investment in Funds
CMF Campbell Master Fund L.P.	$5,638,620	8.33%
CMF Aspect Master Fund L.P.	19,889,156	29.37
CMF Graham Capital Master Fund L.P.	22,604,775	33.38
CMF SandRidge Master Fund L.P.	13,641,031	20.14
CMF Eckhardt Master Fund L.P.	6,989,688	10.32

Total investment in Funds, at fair value	$68,763,270	101.54%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	$205,967	$2,380,985	$(67,714)	$(2,092,976)
Change in net unrealized gains (losses) on investment in Funds	1,382,922	2,181,051	1,562,270	3,879,600

Gain (loss) from trading, net	1,588,889	4,562,036	1,494,556	1,786,624
Interest income from investment in Funds	15,722	15,330	38,734	49,321

Total income (loss)	1,604,611	4,577,366	1,533,290	1,835,945

Expenses:
Brokerage fees including clearing fees	839,607	1,010,477	2,635,656	3,256,812
Management fees	261,593	316,434	821,562	1,027,091
Incentive fees	(58,484)	122,490	94,120	394,246
Other	38,536	88,912	204,990	231,872

Total expenses	1,081,252	1,538,313	3,756,328	4,910,021

Net income (loss)	523,359	3,039,053	(2,223,038)	(3,074,076)
Redemptions — General Partner	(75,000)	—	(325,000)	(1,885,638)
Redemptions — Limited Partners	(2,210,852)	(1,984,268)	(7,252,932)	(11,475,674)

Net increase (decrease) in Partners’ Capital	(1,762,493)	1,054,785	(9,800,970)	(16,435,388)
Partners’ Capital, beginning of period	59,684,834	69,422,084	67,723,311	86,912,257

Partners’ Capital, end of period	$57,922,341	$70,476,869	$57,922,341	$70,476,869

Net asset value per unit (42,980.8027 and 49,284.8810 units outstanding at September 30, 2010 and 2009, respectively)	$1,347.63	$1,429.99	$1,347.63	$1,429.99

Net income (loss) per Redeemable Unit and General Partner unit equivalent	$11.96	$60.90	$(45.23)	$(53.98)

Weighted average units outstanding	44,103.6436	50,113.1306	45,919.7885	53,532.3089

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

1.	General:

Diversified 2000 Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 25, 1999 to engage indirectly in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership, through its investment in the Funds as defined in note 5 “investment in Funds”, are volatile and involve a high degree of market risk. The Partnership commenced trading operations on June 1, 2000.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns a majority interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of September 30, 2010, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”), SandRidge Capital L.P. (“SandRidge”) and Waypoint Capital Management LLC (“Waypoint”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Campbell & Company, Inc. (“Campbell”) was terminated as of February 28, 2010. Waypoint was added as an advisor to the Partnership on March 1, 2010. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

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

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses)*	$17.02	$71.11	$(21.80)	$(24.07)
Interest income	0.36	0.30	0.86	0.91
Expenses**	(5.42)	(10.51)	(24.29)	(30.82)

Increase (decrease) for the period	11.96	60.90	(45.23)	(53.98)
Net asset value per unit, beginning of period	1,335.67	1,369.09	1,392.86	1,483.97

Net asset value per unit, end of period	$1,347.63	$1,429.99	$1,347.63	$1,429.99

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Ratio to average net assets:***
Net investment income (loss) before incentive fees ****	(7.7)%	(8.0)%	(7.9)%	(7.9)%

Operating expenses	7.8%	8.1%	8.0%	8.0%
Incentive fees	(0.1)%	0.2%	0.2%	0.5%

Total expenses	7.7%	8.3%	8.2%	8.5%

Total return:
Total return before incentive fees	0.8%	4.6%	(3.1)%	(3.1)%
Incentive fees	0.1%	(0.2)%	(0.1)%	(0.5)%

Total return after incentive fees	0.9%	4.4%	(3.2)%	(3.6)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership’s investments are in other funds. The results of the Partnership’s trading activities are resulting from its investments in other funds as shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreements between the Partnership/Funds and CGM give the Partnership/Funds the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership/Funds nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange cleared swap and forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210, Balance Sheet, has been met.

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
September 30, 2010
(Unaudited)

4.	Fair Value Measurements:

Partnership’s and the Funds’ Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s and the Funds’ Fair Value Measurements.  The Partnership and the Funds (as defined in Note 5 “Investment in Funds”) adopted ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
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

The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	9/30/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Funds	$58,515,978	$—	$58,515,978	$—

Total fair value	$58,515,978	$—	$58,515,978	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Funds	$68,763,270	$—	$68,763,270	$—

Total fair value	$68,763,270	$—	$68,763,270	$—

5.	Investments in Funds:

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
September 30, 2010
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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2010.

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

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

At September 30, 2010, the Partnership owned approximately 10.5% of Aspect Master, 9.7% of Graham Master, 1.8% of SandRidge Master, 41.1% of Eckhardt Master and 16.6% of Waypoint Master. At December 31, 2009, the Partnership owned approximately 9.0% of Campbell Master, 12.0% of Aspect Master, 13.2% of Graham Master, 2.0% of SandRidge Master and 40.4% of Eckhardt Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

     Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	September 30, 2010
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$163,825,778	$44,212	$163,781,566
Graham Master	174,561,728	46,918	174,514,810
SandRidge Master	659,157,522	63,882,566	595,274,956
Eckhardt Master	18,285,950	51,685	18,234,265
Waypoint Master	39,268,693	42,735	39,225,958

Total	$1,055,099,671	$64,068,116	$991,031,555

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital
Campbell Master	$63,393,130	$867,467	$62,525,663
Aspect Master	166,072,281	934,223	165,138,058
Graham Master	171,238,199	25,939	171,212,260
SandRidge Master	715,621,327	30,711,834	684,909,493
Eckhardt Master	17,383,619	63,160	17,320,459

Total	$1,133,708,556	$32,602,623	$1,101,105,933

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

     Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended September 30, 2010
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
Aspect Master	$11,582,903	$11,626,710	$11,568,821
Graham Master	5,920,237	5,966,084	5,826,322
SandRidge Master	(42,934,957)	(42,769,900)	(43,234,755)
Eckhardt Master	1,602,450	1,607,010	1,563,126
Waypoint Master	(909,222)	(896,356)	(947,815)

Total	$(24,738,589)	$(24,466,452)	$(25,224,301)

	For the nine months ended September 30, 2010
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
Aspect Master	$19,462,775	$19,567,964	$19,334,749
Graham Master	2,934,755	3,044,067	2,605,489
SandRidge Master	(127,118,547)	(126,683,659)	(128,068,517)
Eckhardt Master	2,257,063	2,267,384	2,140,816
Waypoint Master	5,008,311	5,036,046	4,910,529

Total	$(97,455,643)	$(96,768,198)	$(99,076,934)

	For the three months ended September 30, 2009
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
Campbell Master	$3,089,848	$3,106,168	$3,078,368
Aspect Master	9,440,451	9,476,242	9,387,591
Graham Master	14,413,920	14,449,688	14,240,193
SandRidge Master	34,131,288	34,264,993	34,047,914
Eckhardt Master	893,553	897,568	858,478

Total	$61,969,060	$62,194,659	$61,612,544

	For the nine months ended September 30, 2009
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)
Campbell Master	$(2,611,292)	$(2,551,214)	$(2,628,145)
Aspect Master	(16,781,998)	(16,658,459)	(16,878,438)
Graham Master	10,826,683	10,942,253	10,429,707
SandRidge Master	106,906,561	107,255,829	106,581,046
Eckhardt Master	117,273	129,528	38,338

Total	$98,457,227	$99,117,937	$97,542,508

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds are as shown in the following tables.

	September 30, 2010		For the three months ended September 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	29.65%	$17,174,640	1,250,985	4,816	1,341	$1,244,828	Commodity Portfolio	Monthly
Graham Master	29.21%	16,918,656	596,180	12,815	1,238	582,127	Commodity Portfolio	Monthly
SandRidge Master	18.02%	10,440,382	(747,144)	6,233	1,847	(755,224)	Energy Portfolio	Monthly
Eckhardt Master	12.93%	7,491,906	660,182	10,771	7,244	642,167	Commodity Portfolio	Monthly
Waypoint Master	11.21%	6,490,394	(155,592)	5,400	2,988	(163,980)	Commodity Portfolio	Monthly

Total		$58,515,978	$1,604,611	$40,035	$14,658	$1,549,918

	September 30, 2010		For the nine months ended September 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Campbell Master	—	$—	$(266,611)	$1,344	$672	$(268,627)	Financial, Metal & Energy Large Portfolio	Monthly
Aspect Master	29.65%	17,174,640	2,219,023	17,278	9,203	2,192,542	Commodity Portfolio	Monthly
Graham Master	29.21%	16,918,656	14,442	37,907	9,180	(32,645)	Commodity Portfolio	Monthly
SandRidge Master	18.02%	10,440,382	(2,161,416)	19,430	4,735	(2,185,581)	Energy Portfolio	Monthly
Eckhardt Master	12.93%	7,491,906	940,573	30,029	21,732	888,812	Commodity Portfolio	Monthly
Waypoint Master	11.21%	6,490,394	787,279	13,297	6,868	767,114	Commodity Portfolio	Monthly

Total		$58,515,978	$1,533,290	$119,285	$52,390	$1,361,615

	December 31, 2009		For the three months ended September 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Campbell Master	8.33%	$5,638,620	$299,129	$1,953	$779	$296,397	Financial, Metal & Energy Large Portfolio	Monthly
Aspect Master	29.37%	19,889,156	1,179,055	9,840	1,100	1,168,115	Commodity Portfolio	Monthly
Graham Master	33.38%	22,604,775	1,935,592	26,623	1,336	1,907,633	Commodity Portfolio	Monthly
SandRidge Master	20.14%	13,641,031	806,046	4,189	857	801,000	Energy Portfolio	Monthly
Eckhardt Master	10.32%	6,989,688	357,544	7,144	8,334	342,066	Commodity Portfolio	Monthly

Total		$68,763,270	$4,577,366	$49,749	$12,406	$4,515,211

	December 31, 2009		For the nine months ended September 30, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Campbell Master	8.33%	$5,638,620	$(291,023)	$4,927	$2,982	$(298,932)	Financial, Metal & Energy Large Portfolio	Monthly
Aspect Master	29.37%	19,889,156	(2,034,133)	23,284	3,377	(2,060,794)	Commodity Portfolio	Monthly
Graham Master	33.38%	22,604,775	1,424,653	63,715	3,501	1,357,437	Commodity Portfolio	Monthly
SandRidge Master	20.14%	13,641,031	2,679,426	12,961	3,908	2,662,557	Energy Portfolio	Monthly
Eckhardt Master	10.32%	6,989,688	57,022	12,678	23,048	21,296	Commodity Portfolio	Monthly

Total		$68,763,270	$1,835,945	$117,565	$36,816	$1,681,564

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

7. Critical Accounting Policies:
Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.
Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.
Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.
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
The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
September 30, 2010
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
The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States – 2007.
Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment in the financial statements.
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
In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
Net Income (Loss) per Redeemable Unit and General Partner Unit Equivalent. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

8. Subsequent Event:
In 2009, Morgan Stanley and Citigroup combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated, including Demeter Management LLC (“Demeter”) and the Smith Barney division of CGM into a new joint venture, MSSB Holdings. As part of that transaction Ceres Managed Futures LLC (“Ceres” or the “General Partner”) was contributed to and, together with Demeter, became wholly-owned subsidiaries of MSSB Holdings. Demeter currently serves as commodity pool operator for various legacy Morgan Stanley sponsored commodity pools formed prior to the joint venture. Since their contribution to the joint venture, Demeter and Ceres have worked closely to align the operations and management of the commodity pools they oversee. As a result, MSSB Holdings, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of limited partners and believes that this combination will achieve the intended benefits of the joint venture. Ceres will continue to be wholly-owned by MSSB Holdings. The targeted effective date of the combination is on or about December 1, 2010. Refer to Form 8-K filed on September 14, 2010 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2010, Partnership Capital decreased 14.5% from $67,723,311 to $57,922,341. This decrease was attributable to the net loss from operations of $2,223,038, coupled with the redemption of 5,397.4104 Redeemable Units resulting in an outflow of $7,252,932 and 243.6331 General Partner unit equivalents totaling $325,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.
Critical Accounting Policies
Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.
Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Results of Operations
          During the third quarter of 2010, the Partnership’s net asset value per unit increased 0.9% from $1,335.67 to $1,347.63 as compared to an increase of 4.4% in the third quarter of 2009. The Partnership experienced a net trading gain through its investment in the Funds before brokerage commissions and related fees in the third quarter of 2010 of $1,588,889. Gains were primarily attributable to the Funds trading in currencies, grains, U.S. and non-U.S. interest rates, metals, and softs and were partially offset by losses in energy, livestock and indices. The Partnership experienced a net trading gain through its investment in the Funds before brokerage commissions and related fees in the third quarter of 2009 of $4,562,036. Gains were primarily attributable to the Funds trading in currencies, energy, U.S. and non-U.S. interest rates, livestock, metals, softs, indices and lumber and were partially offset by losses in grains.
          The third quarter macro environment was marked by changes in market sentiment. While some doubted the credibility of the European bank stress test, it was well received by the market in July as it removed some of the worst fears through increased bank level balance sheet transparency. Fears that the recovery in the global economy may be stalling had a pivotal effect on markets during August. Economic releases in the U.S. continued to deteriorate; employment data suggested that the labor market recovery was slowing while subsequent news on manufacturing and retail sales also disappointed. As the quarter came to an end in September, there was a sense of market optimism for the majority of commodity and stock indices as an overall rally was supported by favorable economic data not only in the U.S., but in emerging economies as well. U.S. data releases showed improvements in employment conditions, growth amongst manufacturers and stabilization in the housing sector. Elsewhere, Chinese industrial production rose to signal accelerating growth while the European Commission revised higher growth forecasts for the region’s economy. Gains were accumulated for the quarter as profitable trading in fixed income, currencies, agricultural markets and metals offset losses in volatile energy markets and European indices.
          The most significant gains for the quarter were during August in the fixed income sector from long positions in European, U.S., and Japanese fixed income futures as prices climbed higher due to concern that European governments may struggle to repay their debt, while reports added to evidence that Chinese economic growth may be slowing. Prices continued to move higher after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese GDP fueled worries over the global economy and spurred demand for the relative “safety” of government bonds. Gains were recorded in currency markets, primarily in the Australian dollar, Swiss franc, and South African rand, as the U.S. dollar sold off heavily against most currencies after the Federal Reserve announced their intentions for quantitative easing at the September FOMC meeting. While some developed countries still continue to show economic weakness, material exporting countries and emerging markets showed tremendous resilience. Profits were also realized from trading in both precious and base metals. Despite a flight to riskier assets, weakness in the U.S. dollar pushed gold prices to a new record high above $1300 and silver prices to the highest closing levels since 1980. Gains were also recorded in softs and grain markets as prices in cotton, sugar, the soybean complex, and corn rose on tight supplies and continuing poor growing conditions.
          During the Partnership’s nine months ended September 30, 2010, the net asset value per unit decreased 3.2% from $1,392.86 to $1,347.63 as compared to a decrease of 3.6% in the same period of 2009. The Partnership experienced a net trading gain through its investment in the Funds before brokerage commissions and related fees in the nine months ended September 30, 2010 of $1,494,556. Gains were primarily attributable to the Funds trading in currencies, and U.S. and non-U.S. interest rates and were partially offset by losses in energy, grains, indices, livestock, metals and softs. The Partnership experienced a net trading gain through its investment in the Funds before brokerage commissions and related fees in the nine months ended September 30, 2009 of $1,786,624. Gains were primarily attributable to the Funds trading in energy, indices, livestock and softs and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates, lumber and metals.

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

CGM will pay monthly interest to the Partnership on its allocable share of 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place up to all of the Funds’ assets in 90-day U.S. Treasury bills. The Partnership will receive 80% of its allocable share of the interest earned on the Treasury bills through its investments in the Funds. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income from investment in the Funds for the three months ended September 30, 2010 increased by $392 as compared to the corresponding period in 2009. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended September 30, 2010, as compared to the corresponding period in 2009. Interest income from investment in the Funds for the nine months ended September 30, 2010 decreased by $10,587 as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the nine months ended September 30, 2010 as compared to the corresponding period in 2009. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the three and nine months ended September 30, 2010 decreased by $170,870 and $621,156, respectively as compared to the corresponding periods in 2009. The decrease in brokerage fees is primarily due to a decrease in average net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2010 decreased by $54,841 and $205,529, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is primarily due to a decrease in average net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended September 30, 2010 resulted in a reversal of an incentive fee accrual of $58,484. Trading performance for the nine months ended September 30, 2010 resulted in an incentive fee accrual of $94,120. Trading performance for the three and nine months ended September 30, 2009 resulted in an incentive fee accrual of $122,490 and $394,246, respectively.

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
Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Partnership’s advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, indirectly held by each Fund, separately. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2010. As of September 30, 2010, the Partnership’s total capitalization was $57,922,341.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$3,225,281	5.57%
Energy	1,403,793	2.42%
Grains	207,103	0.36%
Interest Rates U.S.	484,927	0.84%
Interest Rates Non-U.S.	758,588	1.31%
Livestock	14,859	0.03%
Metals	451,568	0.78%
Softs	233,806	0.40%
Indices	1,506,502	2.60%

Total	$8,286,427	14.31%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2010 and the highest, lowest and average value during the three months ended September 30, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

As of September 30, 2010, Aspect Master’s total capitalization was $163,781,566. The Partnership owned approximately 10.5% of Aspect Master. As of September 30, 2010, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,413,832	5.14%	$6,727,469	$262,995	$6,546,295
Energy	1,685,100	1.03%	1,813,600	351,414	1,435,200
Grains	773,530	0.47%	802,355	150,472	458,059
Interest Rates U.S.	1,608,400	0.98%	2,333,350	1,483,850	1,827,650
Interest Rates Non-U.S.	4,208,419	2.57%	6,063,200	4,200,308	5,039,144
Livestock	73,197	0.04%	104,077	29,000	82,111
Metals	2,091,112	1.28%	2,091,112	679,784	1,327,742
Softs	1,605,397	0.98%	1,719,693	649,288	1,117,384
Indices	2,409,262	1.47%	2,409,262	830,124	1,417,220

Total	$22,868,249	13.96%

*	Average of month-end Values at Risk

As of September 30, 2010, Graham Master’s total capitalization was $174,514,810. The Partnership owned approximately 9.7% of Graham Master. As of September 30, 2010, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,922,437	5.12%	$8,922,437	$996,231	$6,525,133
Energy	1,320,584	0.76%	1,989,347	513,863	1,374,939
Grains	461,350	0.26%	524,700	124,875	334,678
Interest Rates U.S.	1,859,010	1.07%	2,021,410	814,575	1,729,998
Interest Rates Non-U.S.	967,199	0.55%	4,016,393	858,050	2,142,697
Livestock	73,950	0.04%	74,200	1,400	48,683
Metals	1,291,316	0.74%	1,611,112	731,751	1,086,730
Softs	248,433	0.14%	558,957	248,433	290,765
Indices	8,412,921	4.82%	8,412,921	1,137,775	3,918,076

Total	$23,557,200	13.50%

*	Average of month-end Values at Risk

As of September 30, 2010, SandRidge Master’s total capitalization was $595,274,956. The Partnership owned approximately 1.8% of SandRidge Master. As of September 30, 2010, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$54,348,641	9.13%	$85,692,107	$52,672,710	$62,551,337

Total	$54,348,641	9.13%

*	Average of month-end Values at Risk

As of September 30, 2010, Eckhardt Master’s total capitalization was $18,234,265. The Partnership owned approximately 41.1% of Eckhardt Master. As of September 30, 2010, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$425,715	2.33%	$642,732	$158,547	$462,002
Energy	246,200	1.35%	358,424	94,200	296,083
Grains	197,400	1.08%	282,800	50,100	175,525
Interest Rates U.S.	280,300	1.54%	887,750	40,900	371,950
Interest Rates Non -U.S.	250,744	1.38%	840,280	194,478	412,686
Metals	197,103	1.08%	265,096	26,255	146,828
Softs	100,100	0.55%	110,523	54,775	102,146
Indices	466,084	2.56%	1,147,335	193,412	351,873

Total	$2,163,646	11.87%

*	Average of month-end Values at Risk

As of September 30, 2010, Waypoint Master’s total capitalization was $39,225,958. The Partnership owned approximately 16.6% of Waypoint Master. As of September 30, 2010, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$7,839,656	19.97%	$7,839,656	$633,809	$5,593,566
Energy	116,250	0.30%	221,000	105,000	147,417
Interest Rates U.S.	123,600	0.32%	284,100	25,600	70,800
Interest Rates Non-U.S.	721,867	1.84%	1,828,039	245,339	1,122,892
Metals	155,028	0.40%	189,028	63,765	138,019
Indices	1,481,417	3.78%	1,481,417	126,630	939,555

Total	$10,437,818	26.61%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 1A.	Risk Factors.
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units) that
	of Shares	Price Paid per	Purchased as Part	May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
July 1, 2010 – July 31, 2010	165.5535	$1,290.49	N/A	N/A
August 1, 2010 – August 31, 2010	1,413.7178	$1,346.46	N/A	N/A
September 1, 2010 – September 30, 2010	69.5246	$1,347.63	N/A	N/A
	1,648.7959	$1,340.89

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

As of November 1, 2010, a portion of the Partnership’s assets was allocated to PGR Capital LLP, which was invested in PGR Master Fund L.P.

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
10.10 Management Agreement among the Partnership, the General Partner and PGR Capital LLP, dated October 29, 2010 (filed as Exhibit 10.10 to the Form 8-K filed on November 4, 2010 and incorporated herein by reference).
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

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	November 12, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)

Date:	November 12, 2010