Form 10-K
period 2010-12-31
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2011-03-31
CIK 1095007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from                      to                     .
Commission File Number 000-32599
DIVERSIFIED 2000 FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-4077759
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o Ceres Managed Futures LLC
522 Fifth Avenue — 14th Floor
New York, New York 10036

(Address and Zip Code of principal executive offices)
(212) 296-1999

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Redeemable Units of Limited Partnership Interest

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐            No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐            No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑            No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐            No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☑.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
Limited Partnership Redeemable Units with an aggregate value of $56,338,349 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second calendar month.
As of February 28, 2011, 40,474.9717 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I
Item 1. Business.
     (a) General Development of Business. Diversified 2000 Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 25, 1999 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership through its investment in the Funds (defined herein) are volatile and involve a high degree of market risk. A total of 190,000 redeemable units of limited partnership interest (“Redeemable Units”) have been offered to the public.
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
     The Partnership no longer offers Redeemable Units for sale. Redemptions of Redeemable Units for the years ended December 31, 2010, 2009 and 2008 are reported in the Statements of Changes in Partners’ Capital on page 38 under “Item 8. Financial Statements and Supplementary Data”.
     Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
     As of December 31, 2010, all commodity trading decisions are made for the Partnership by Graham Capital Management, L.P. (“Graham”), Aspect Capital Limited (“Aspect”), SandRidge Capital L.P. (“SandRidge”), Eckhardt Trading Company (“Eckhardt”), Waypoint Capital Management LLC (“Waypoint”) and PGR Capital LLP (“PGR”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Campbell & Company, Inc. (“Campbell”) was terminated as of February 28, 2010. Waypoint was added as an advisor to the Partnership on March 1, 2010. PGR was added as an advisor to the Partnership on November 1, 2010. A description of the trading activities and focus of the Advisors is included on page 9 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.
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
     On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 51,356.1905 units of Campbell Master with cash equal to $50,768,573, and a contribution of open commodity futures and forward contracts with a fair value of $587,618. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using its Financial, Metal and Energy Large Portfolio (“FME”), a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Campbell Master on February 28, 2010 for cash equal to $4,508,811.
     On March 1, 2005, the assets allocated to Aspect for trading were invested in CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 43,434.9465 units of Aspect Master with cash equal to $40,490,895, and a contribution of open commodity futures and forward contracts with a fair value of $2,944,052. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be a limited partner of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.
     On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using its K4D — 12.5 program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be a limited partner of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.
     On April 1, 2007, the assets allocated to SandRidge for trading were invested in CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,659.0734 units of SandRidge Master with cash equal to $9,635,703. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be a limited partner of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.
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
     On March 1, 2010, the assets allocated to Waypoint for trading were invested in Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 5,975.7506 units of Waypoint Master with cash equal to $5,975,751. Waypoint Master was formed in order to permit commodity pools managed now or in the future by Waypoint using its Diversified Futures Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Waypoint Master. Individual and pooled accounts currently managed by Waypoint, including the Partnership, are permitted to be limited partners of Waypoint Master. The General Partner and Waypoint believe that trading through this structure should promote efficiency and economy in the trading process.
     On November 1, 2010, the assets allocated to PGR for trading were invested in PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 5,000.0000 units of PGR

Master with cash equal to $5,000,000. PGR Master was formed in order to permit commodity pools managed now or in the future by PGR using its Mayfair Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of PGR Master. Individual and pooled accounts currently managed by PGR, including the Partnership, are permitted to be limited partners of PGR Master. The General Partner and PGR believe that trading through this structure should promote efficiency and economy in the trading process.
     The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2010.
     Aspect Master’s, Graham Master’s, SandRidge Master’s, Eckhardt Master’s, Waypoint Master’s and PGR Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.
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
     For the period January 1, 2010 through December 31, 2010, the approximate average market sector distribution for the Partnership was as follows:

*   Due to rounding.
     At December 31, 2010, the Partnership owned approximately 8.0% of Aspect Master, 7.2% of Graham Master, 1.5% of SandRidge Master, 40.5% of Eckhardt Master, 30.8% of Waypoint Master and 25.1% of PGR Master. At December 31, 2009, the Partnership owned approximately 9.0% of Campbell Master, 12.0% of Aspect Master, 13.2% of Graham Master, 2.0% of SandRidge Master and 40.4% of Eckhardt Master. Aspect, Graham, SandRidge, Eckhardt, Waypoint and PGR intend to continue to invest the assets allocated to each by the Partnership in Aspect Master, Graham Master, SandRidge Master, Eckhardt Master, Waypoint Master and PGR Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.
     Pursuant to the terms of the management agreement (the “Management Agreement”) with each Advisor, the Partnership is obligated to pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to each Advisor, except for Aspect and PGR, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% a year) and 1/12 of 1% (1% a year) respectively, of month-end Net Assets allocated to each Advisor. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.
     In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership.
     The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership pays CGM a monthly brokerage fee equal to 0.45% (5.4% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemption or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. All clearing fees are borne by the Funds and allocated to the Partnership based on its proportionate share of each Fund. All of the Partnership’s assets not held in the Funds’ account at CGM are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. In addition, CGM will pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in each of the Funds’ accounts during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 is set forth under “Item 6. Selected Financial Data”. The Partnership’s Capital as of December 31, 2010, was $59,414,442.
     (c) Narrative Description of Business.
See Paragraphs (a) and (b) above.
(i) through (xii) — Not applicable.
(xiii) — The Partnership has no employees.
     (d) Financial Information About Geographic Areas. The Partnership does not engage in the sales of goods or services or own any long-lived assets and therefore this item is not applicable.
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
     Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage fees and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.
     An investor’s ability to redeem or transfer units is limited.
     An investor’s ability to redeem its units is limited and no market exists for the units.
     Conflicts of interest exist.

     The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
     1. The General Partner and the Partnership’s/Funds’ commodity broker are affiliates;
     2. Each of the Advisors, the Partnership’s/Funds’ commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and
     3. An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.
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
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (the “SEC”) may promulgate rules to regulate swaps dealers, require that swaps be traded on an exchange or swap execution facilities, mandate additional reporting and disclosure requirements and require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules, if promulgated, may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.
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
Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.

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
Credit-Crisis-Related Litigation and Other Matters
     Citigroup and CGM continue to cooperate fully in response to subpoenas and requests for information from the SEC, FINRA, the Federal Housing Finance Agency, state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities, in connection with various formal and informal inquiries concerning Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing and underwriting of MBS and CDOs and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.
Subprime Mortgage-Related Litigation and Other Matters
     The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.
     On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).
     The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.
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
     (b) Holders. The number of holders of Redeemable Units as of December 31, 2010, was 2,005.
     (c) Dividends. The Partnership did not declare a distribution in 2010 or 2009. The Partnership does not intend to declare distributions in the foreseeable future.
     (d) Securities Authorized for Issuance Under Equity Compensation Plans. None.
     (e) Performance Graph. Not applicable.
     (f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Redeemable Units for the years ended December 31, 2010, 2009 and 2008.
     (g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs

October 1, 2010 — October 31, 2010	333.1023	$1,391.13	N/A	N/A
November 1, 2010 — November 30, 2010	214.5114	$1,346.26	N/A	N/A
December 1, 2010 — December 31, 2010	190.8264	$1,406.51	N/A	N/A

	738.4401	$1,382.07	N/A	N/A

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6. Selected Financial Data.
     Realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and the net asset value per unit for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and total assets at December 31, 2010, 2009, 2008, 2007 and 2006 were as follows:

	2010	2009	2008	2007	2006
Realized and unrealized trading gains (losses) and investment in Funds net of brokerage fees (including clearing fees), of $3,478,486, $4,244,399, $5,523,222, $6,584,804 and $7,793,930, respectively	$1,911,748	$(2,957,413)	$16,823,665	$(2,575,632)	$(1,464,544)
Interest income	52,850	53,348	1,027,369	4,064,499	5,103,077

	$1,964,598	$(2,904,065)	$17,851,034	$1,488,867	$3,638,533

Net income (loss)	$289,639	$(4,886,914)	$13,562,137	$(801,591)	$1,023,734

Increase (decrease) in net asset value per unit	$13.65	$(91.11)	$195.34	$(5.96)	$10.23

Net asset value per unit	$1,406.51	$1,392.86	$1,483.97	$1,288.63	$1,294.59

Total assets	$60,530,449	$68,926,969	$92,283,681	$100,299,729	$129,994,652

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The Partnership, through its investments in the Funds, aims to achieve substantial capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, swaps, options on futures, and forward contracts in those markets. Currently, the Partnership invests in the Funds, which have investment strategies consistent with the Partnership’s objectives.
     The General Partner manages all the business affairs of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner employs a team of approximately 40 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.
     Responsibilities of the General Partner include:
•	due diligence examinations of the Advisors;
•	selection, appointment and termination of the Advisors;
•	negotiation of the Management Agreements; and
•	monitoring the activity of the Advisors.
     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.
     The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.
     The programs traded by each Advisor on behalf of the Partnership are: Aspect — Diversified Program (“Diversified Program”), Graham — K4D — 12.5 Program, SandRidge — Energy Program (the “Energy Program”), Eckhardt — Standard Program, Waypoint

— Diversified Futures Program and PGR — Mayfair Program. As of December 31, 2010, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages: Aspect 21%, Graham 20%, SandRidge 14%, Eckhardt 16%, Waypoint 21% and PGR 8%.
     Aspect Capital Limited.
     Aspect trades its Diversified Program on behalf of the Partnership, through its investment in Aspect Master. Diversified is a proprietary, systematic global futures trading program. Its goal is the generation of significant long-term capital growth independent of stock and bond market returns. This program continuously monitors price movements in a wide range of global financial, currency and commodity markets, searching for profit opportunities over periods ranging from a few hours to several months.
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
     Graham’s trading systems are systematic as they rely primarily on technical rather than fundamental information as the basis for their trading decisions. Graham’s systems are based on the expectation that they can over time successfully anticipate market events using quantitative mathematical models to determine their trading activities, as opposed to attempting properly to forecast price trends using subjective analysis of supply and demand
     Graham trades the Partnership’s assets allocated to it in accordance with its proprietary K4D — 12.5 Program. The K4D — 12.5 Program combines four individual Graham investment programs into one program. The K4D — 12.5 Program initially allocates assets equally among other Graham programs. As market conditions or other circumstances change, Graham may alter the weightings of the individual programs and add (or delete) other programs to the K4D — 12.5 Program, as it deems appropriate.
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

     Eckhardt Trading Company
     Eckhardt began managing accounts according to the Standard Program, a proprietary, systematic trading system, in October 1991. For this program, Eckhardt primarily engages in trading financial and commodity futures contracts on U.S. and non-U.S. exchanges. Currently the market groups or contracts traded by Eckhardt in the Standard Program include, but are not limited to, U.S. and international interest rates, stock indices, currencies and cross-rates, metals, energy products, grains and soft markets. Eckhardt may add or delete markets and/or exchanges at its discretion. In addition, Eckhardt may trade options on futures, forward contracts on commodities and currencies, cash currencies, and may engage in transactions in physical commodities, including EFPs (in addition to EFPs in currencies).
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
Waypoint Capital Management LLC
     Waypoint relies on technical rather than fundamental information as the basis for its trading decisions in the Diversified Futures Program, a proprietary, systematic trading system. The primary objective of the trading program is to identify and exploit medium and long-term price trends in futures and currency markets. The program is designed to mathematically analyze recent trading characteristics of each market and compare such characteristics to the historical trading pattern of the particular market. The program utilizes proprietary trend identification and risk management strategies that are intended to enable it to benefit from sustained price trends with the goal of protecting the account from high levels of risk and volatility. Over the course of a long-term trend, times exist when the potential reward of a market appears to be outweighed by the risk. In such circumstances, some of Waypoint’s trading programs may exit the position prior to the end of the trend. While the result may be that program is out of the market during a significant portion of a trend, Waypoint expects that the accompanying decrease in volatility of performance is adequate reward.
     While Waypoint normally follows a disciplined systematic approach to trading, on occasion it may override the signals generated by the programs. This may take the form of a decision not to trade a certain futures contract or reducing the number of contracts traded and is based on such factors as past market volatility, amount of risk, potential return and margin requirements. Such modifications may not necessarily be beneficial to the results achieved. Waypoint applies a portfolio management strategy to measure and manage overall portfolio risk. This strategy includes portfolio structure, capital allocation, and risk limitation. One objective of portfolio management is to determine periods of relatively high and low portfolio risk, and when such points are reached Waypoint may reduce or increase position size accordingly. Waypoint may trade any and all commodity futures contracts including financial, agricultural, metals energy contracts and/or foreign currency contracts. The combination of markets traded may vary over time and from time to time. Waypoint may also trade spot and forward currency contracts on a principal basis on behalf of clients.
PGR Capital LLP
     PGR’s Mayfair Program, a proprietary, systematic trading system, seeks to profit over the medium term by exploiting inefficiencies in futures and forward markets across a broad range of asset classes and geographic regions. Proprietary models developed by the founding partners are implemented in an inhouse trading system which systematically processes real-time data and executes trades automatically on electronic futures exchanges and foreign exchange trading platforms.
     PGR’s investment strategies have a strong mathematical and statistical basis and exploit established signal processing and econometric techniques. Current strategies are continuously being developed and may change over the life of the investment. The strategy is primarily momentum-based. Adaptive signal processing techniques are used to forecast both market direction and risk. The estimates of the direction and strength of a market’s price trend are combined with the estimate of its risk to calculate a position which optimizes the risk/return profile for that market.
The strategies are primarily directional in nature meaning they identify and take advantage of both upward and downward price momentum. The source of these trends may be sound economic considerations, asymmetric information or behavioral patterns of market participants. Persistent trends can be identified from these factors in all markets across all sectors with varying strengths and durations. PGR’s strategies have been designed to identify the direction and strength of any trend with duration between a few days and a few months and position the fund to take advantage of it. PGR’s investment strategy employs sophisticated, robust and already- proven computerized systems to enable the entire trading process to be automated. The system monitors live market data from real-time feeds and continuously updates the desired position for each market. Rigorous risk management is central to PGR’s systems and operations. Risk management is fully integrated and systematic at all levels of the system. It takes account of changes intra and inter-market, to ensure that volatility and drawdowns remain under control as markets both react and evolve. The automation of trade execution and reconciliation avoids the possibility of human errors in relation to these processes while further processes continuously monitor and assess risk throughout all stages of the investment process. PGR’s ability to adjust positions and gearing according to the prevailing levels of market and portfolio risk means that it can rapidly control the risk of the strategy as a whole. PGR uses a number of standard and non-standard measures to assess risk including correlations, value at risk, sector exposure, entropy and stress tests.

     For the period January 1, 2010 through December 31, 2010, the average allocation by commodity market sector for each of the Funds was as follows:
CMF Graham Capital Master Fund L.P.

Currencies	35.9%
Energy	6.4%
Grains	3.1%
Interest Rates Non-U.S.	13.5%
Interest Rates U.S.	7.5%
Livestock	0.3%
Metals	6.9%
Softs	3.5%
Stock Indices	22.9%
CMF Campbell Master Fund L.P.

Currencies	36.3%
Energy	4.4%
Grains	1.6%
Interest Rates Non-U.S.	16.8%
Interest Rates U.S.	9.6%
Metals	5.9%
Softs	1.1%
Stock Indices	24.3%
CMF Aspect Master Fund L.P.

Currencies	24.7%
Energy	8.3%
Grains	3.7%
Interest Rates Non-U.S.	26.1%
Interest Rates U.S.	9.2%
Livestock	0.6%
Metals	9.0%
Softs	6.8%
Stock Indices	11.6%
CMF SandRidge Master Fund L.P.

Energy	100%

CMF Eckhardt Master Fund L.P.

Currencies	16.3%
Energy	11.5%
Grains	9.9%
Interest Rates Non-U.S.	15.1%
Interest Rates U.S.	16.7%
Metals	9.4%
Softs	4.3%
Stock Indices	16.8%
Waypoint Master Fund L.P.

Currencies	62.6%
Energy	1.8%
Grains	1.4%
Interest Rates Non-U.S.	18.0%
Interest Rates U.S.	4.4%
Metals	1.5%
Softs	0.7%
Stock Indices	9.6%
PGR Master Fund L.P.

Currencies	11.7%
Energy	11.8%
Grains	6.2%
Interest Rates Non-U.S.	11.6%
Interest Rates U.S.	7.8%
Livestock	0.8%
Metals	9.1%
Softs	6.5%
Stock Indices	34.5%
     (a) Liquidity.
     The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in their trading accounts, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts, and options, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2010.
     To minimize the risk relating to low margin deposits, the Partnership/Funds follow certain trading policies, including:
(i)	The Partnership/Funds invest their assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.
(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s/Funds’ net assets allocated to that Advisor.
(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.
(iv)	The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.
(v)	The Partnership/Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds take delivery of any cash commodities.
(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. “Spreads” and “Straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.
(vii)	The Partnership/Funds will not permit the churning of their commodity trading accounts. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

     From January 1, 2010 through December 31, 2010, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 9.3%. The foregoing margin to equity ratio takes into account positions and cash held in the Partnership’s name as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.
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
     As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.
     The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)
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
     No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at the net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2010, 6,135.8505 Redeemable Units were redeemed totaling $8,273,508 and 243.6331 General Partner unit equivalents were redeemed totaling $325,000. For the year ended December 31, 2009, 8,625.5595 Redeemable Units were redeemed totaling $12,416,394 and 1,319.8660 General Partner unit equivalents were redeemed totaling $1,885,638. For the year ended December 31, 2008, 18,233.6270 Redeemable Units were redeemed totaling $25,617,489.
     The Partnership no longer offers Redeemable Units for sale.
     (c) Results of Operations.
     For the year ended December 31, 2010, the net asset value per unit increased 1.0% from $1,392.86 to $1,406.51. For the year ended December 31, 2009, the net asset value per unit decreased 6.1% from $1,483.97 to $1,392.86. For the year ended December 31, 2008, the net asset value per unit increased 15.2% from $1,288.63 to $1,483.97.
     The Partnership experienced a net trading gain through investments in the Funds of $5,390,234 in 2010. Gains were primarily attributed to the trading of currencies, grains, U.S. and non-U.S. interest rates, metals and softs and and were partially offset by losses in energy, indices and livestock. The net trading gain (or loss) realized from the Funds is disclosed on page 37 under “Item 8. Financial Statements and Supplementary Data.”
     The most significant trading gains were experienced within the fixed-income sector from long positions in European, U.S., and Japanese fixed-income futures. In this sector, prices increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments may struggle to repay their debt and Chinese economic growth may be slowing. Within the currency markets, gains were achieved primarily during May, September and December. During May, short positions in the euro versus the U.S. dollar posted gains as the euro continued to weaken amid concerns over the Greek debt crisis. During September, long positions in the Australian dollar versus the U.S. dollar resulted in gains as the value of the Australian dollar rose against the U.S. dollar amid speculation that the Reserve Bank of Australia may raise interest rates in October. During December, gains were achieved due to long positions in the Australian dollar, Swiss franc, and South African rand versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than expected economic data spurred speculation that global growth is gathering momentum, boosting demand for higher-yielding and commodity-driven currencies. In the metals markets, gains were recorded throughout September, October, November, and December as long futures positions in silver and gold resulted in additional gains for the metals sector as prices rose amid increased demand for the precious metals due to a drop in the value of the U.S. dollar, with silver futures rallying to a 30-year high and gold prices reaching a new all-time high.
     A portion of the Partnership’s gains for the year was offset by losses recorded in the energy markets from short positions in natural gas as prices unexpectedly rallied due to higher demand for electricity in the summer due to higher than expected temperatures. Within the global stock index sector, losses were incurred from long positions in European, U.S., and Pacific Rim equity index futures as prices moved lower amid disappointing U.S. corporate earnings reports and mounting concerns over sovereign debt defaults from a number of European countries. During May and June, further losses were incurred from long positions in European, U.S., and Japanese equity-index futures as prices moved lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe.
     The Partnership experienced a net trading gain through investments in the Funds of $1,286,986 in 2009. Gains were primarily attributed to the trading of energy, indices, livestock, metals and softs and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates and lumber.
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
     Losses were realized in trading fixed income instruments. With the economic backdrop of 2009, yields started to exhibit asymmetric volatility due to extreme uncertainty prevailing in the longer time horizon. Encouraged by the continuing efforts of the Obama administration to stabilize the U.S. economy, the markets finally began to recover a degree of risk-taking confidence in March, resulting in the reversal of many of the trends that had driven returns in late 2008. In agricultural commodities, losses were realized primarily in corn and wheat. Prices of corn and wheat both unexpectedly rallied in October as cold, wet weather threatened to delay harvest and previous concerns over the acres likely to be seeded for the new crop subsided. Losses were also taken in trading of currencies, primarily in December as the Japanese yen reversed sharply on the Japanese government’s dissatisfaction over the high value of the Japanese yen.

     CGM will pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in each of the Funds’ brokerage accounts during each month at a 30-day U.S. Treasury bill rate determined by CGM. Interest income from investment in the Funds for the three months ended December 31, 2010 increased by $10,089 as compared to the corresponding period in 2009. The increase in interest income is primarily due to higher U.S. Treasury Bill rates during the three months ended December 31, 2010, as compared to the corresponding period in 2009. Interest income from investment in the Funds for the twelve months ended December 31, 2010 decreased by $498 as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower average daily equity maintained in cash during the twelve months ended December 31, 2010, as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and twelve months ended December 31, 2010 decreased by $144,757 and $765,913, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees is primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2010 as compared to the corresponding periods in 2009.
     Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and twelve months ended December 31, 2010 decreased by $50,765 and $256,294, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2010 as compared to the corresponding periods in 2009.
     Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three and twelve months ended December 31, 2010 resulted in an incentive fee accrual of $258,228 and $352,348, respectively. Trading performance for the three months ended December 31, 2009 resulted in a reversal of an incentive fee accrual of $97,079. Trading performance for the twelve months ended December 31, 2009 resulted in an incentive fee accrual of $297,167.
     The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2010 and 2009 were $217,985 and $267,426, respectively.
     The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2010 and 2009 were $21,816 and $79,152, respectively.
     The Partnership experienced a net trading gain through investments in the Funds of $22,346,887 in 2008. Gains were primarily attributed to the trading of energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in currencies.
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
     Profits were primarily realized from trading in energy, equity indices and fixed income. The Partnership realized most of the profits in the energy sector by capturing both the bullish and the bearish trends. In the earlier part of the year, crude oil pushed towards a historic high of $147 per barrel and in the latter part, the trend suddenly reversed and a strong negative trend emerged with crude oil dropping to about $32 per barrel. Natural gas also contributed to profits as prices plunged from $14 to about $5 per MMBtu. Global equity indices also contributed to the gains as indices continued to test multi-year lows. As financial institutions continued to write-off the assets and as bankruptcies loomed, investors lost confidence in the equity markets. Futures markets offered greater flexibility as the SEC temporarily banned short selling in the equity markets. The Partnership was also profitable in interest rates as the yield on short term notes dropped significantly. Short term U.S. Treasury bills were in such high demand due to flight-to-quality that the yields had dropped below zero during the year. While the 10-year U.S. Treasury bill yielded on an average between 3.5%-4% most of the year, the yield dropped to 2% in December. Non-U.S. interest rates also showed tremendous volatility as the rates dropped precipitously due to the actions of the central banks. Slightly offsetting gains were small losses in foreign exchange.
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
     In allocating substantially all of the assets of the Partnership to the Funds, the General Partner considered the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors at any time. Each Advisors’ percentage allocation and trading program is described in the “overview” section of this Item 7.
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
     Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Funds’ Level 1 assets and liabilities are actively traded.
     Accounting principles generally accepted in the United States of America (“GAAP”) also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.
     The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2010 and 2009, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     Options. The Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.
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
     Market movements result in frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash balances. The Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification among the Funds’ open positions and the liquidity of the markets in which they trade.
     The Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and a Fund’s past performance is not necessarily indicative of its future results.
     “Value at Risk” is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds’ speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds’ losses in any market sector will be limited to Value at Risk or by the Funds’ attempts to manage their market risk.

     Quantifying the Partnership’s Trading Value at Risk
     The following quantitative disclosures regarding the Partnership’s/Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
     The Partnership’s/Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Funds’ mark-to-market accounting, any loss in the fair value of the Funds’ open positions is directly reflected in the Partnership’s earnings (realized and unrealized). Exchange maintenance margin requirements have been used by the Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%—99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
     In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Funds except SandRidge Master), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.
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
     The Partnership’s Trading Value at Risk in Different Market Sectors
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held indirectly by each Fund separately.

     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2010 and 2009. As of December 31, 2010, the Partnership’s total capitalization was $59,414,442.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$2,017,181	3.40%
Energy	1,274,022	2.14%
Grains	254,311	0.43%
Indices	1,280,463	2.16%
Interest Rates U.S.	43,796	0.07%
Interest Rates Non-U.S.	381,358	0.64%
Livestock	14,152	0.02%
Metals	390,875	0.66%
Softs	130,248	0.22%

Total	$5,786,406	9.74%

     As of December 31, 2009, the Partnership’s total capitalization was $67,723,311.
December 31, 2009

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$877,221	1.30%
Energy	710,460	1.05%
Grains	164,945	0.24%
Indices	1,532,562	2.26%
Interest Rates U.S.	471,043	0.70%
Interest Rates Non-U.S.	1,038,576	1.53%
Livestock	26,522	0.04%
Metals	630,531	0.93%
Softs	429,785	0.63%

Total	$5,881,645	8.68%

     The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of December 31, 2010 and 2009, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

     As of December 31, 2010, Aspect Master’s total capitalization was $157,864,059. The Partnership owned approximately 8.0% of Aspect Master. As of December 31, 2010, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:
December 31, 2010

					Average
		% of Total	High	Low	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Currencies	$6,641,142	4.21%	$6,908,626	$1,960,264	$4,676,665
Energy	1,421,450	0.90%	1,932,150	351,414	1,223,668
Grains	663,172	0.42%	853,702	150,472	496,932
Indices	2,735,405	1.73%	15,325,500	832,920	2,830,563
Interest Rates U.S.	128,755	0.08%	2,333,350	128,755	1,185,599
Interest Rates Non-U.S.	1,433,026	0.91%	6,063,200	1,068,897	4,111,787
Livestock	109,519	0.07%	240,000	14,717	93,906
Metals	1,798,174	1.14%	2,724,717	539,569	1,434,801
Softs	853,509	0.54%	1,719,693	494,690	987,242

Total	$15,784,152	10.00%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, Aspect Master’s total capitalization was $165,138,058. The Partnership owned approximately 12.0% of Aspect Master. As of December 31, 2009, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:
December 31, 2009

					Average
		% of Total	High	Low	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Currencies	$3,005,547	1.82%	$9,657,630	$1,450,765	$3,783,484
Energy	948,800	0.57%	4,972,100	440,450	1,516,206
Grains	327,245	0.20%	1,461,017	291,283	622,287
Indices	4,002,477	2.42%	4,177,780	735,579	2,382,946
Interest Rates U.S.	868,320	0.54%	3,363,654	68,325	1,350,674
Interest Rates Non-U.S.	5,408,866	3.28%	10,090,643	3,056,662	5,677,560
Livestock	155,900	0.09%	704,364	130,800	287,937
Metals	2,647,427	1.60%	4,707,270	813,671	2,289,309
Softs	1,800,229	1.09%	2,057,410	648,164	1,382,129

Total	$19,164,811	11.61%

*	Annual average of month-end Value at Risk

     As of December 31, 2010, Graham Master’s total capitalization was $168,924,671. The Partnership owned approximately 7.2% of Graham Master. As of December 31, 2010, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:
December 31, 2010

				Low	Average
		% of Total	High	Value	Value
Market Sector	Value at Risk	Capitalization	Value at Risk	at Risk	at Risk*
Currencies	$6,192,975	3.67%	$11,364,239	$996,231	$5,226,199
Energy	1,048,521	0.62%	1,989,347	236,269	1,000,222
Grains	448,450	0.26%	964,687	124,875	411,118
Indices	5,301,813	3.14%	13,726,706	1,137,775	5,507,221
Interest Rates U.S.	161,600	0.10%	2,021,410	68,806	1,014,515
Interest Rates Non-U.S.	1,209,918	0.72%	4,305,447	749,055	2,006,426
Livestock	40,000	0.02%	106,400	800	50,304
Metals	1,012,127	0.60%	1,771,142	494,357	993,963
Softs	258,565	0.15%	1,144,148	85,988	385,351

Total	$15,673,969	9.28%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, Graham Master’s total capitalization was $171,212,260. The Partnership owned approximately 13.2% of Graham Master. As of December 31, 2009, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:
December 31, 2009

				Low	Average
		% of Total	High	Value	Value
Market Sector	Value at Risk	Capitalization	Value at Risk	at Risk	at Risk*
Currencies	$2,410,532	1.41%	$8,136,447	$833,881	$4,612,528
Energy	684,083	0.40%	3,017,929	273,236	1,214,764
Grains	549,675	0.32%	1,846,996	96,550	731,407
Indices	4,809,915	2.81%	12,019,804	623,680	5,396,991
Interest Rates U.S.	142,150	0.08%	2,365,808	87,777	859,990
Interest Rates Non-U.S.	1,869,099	1.09%	8,320,518	471,498	2,867,131
Livestock	59,200	0.04%	160,380	1,080	58,409
Metals	1,222,254	0.71%	1,806,942	297,478	1,002,985
Softs	1,131,557	0.66%	1,479,945	190,202	768,323

Total	$12,878,465	7.52%

*	Annual average of month-end Value at Risk

     As of December 31, 2010, SandRidge Master’s total capitalization was $528,735,257. The Partnership owned approximately 1.5% of SandRidge Master. As of December 31, 2010, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
December 31, 2010

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Energy	$61,391,255	11.61%	$85,692,107	$18,754,664	$56,852,448

Total	$61,391,255	11.61%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, SandRidge Master’s total capitalization was $684,909,493. The Partnership owned approximately 2.0% of SandRidge Master. As of December 31, 2009, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
December 31, 2009

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Energy	$19,220,494	2.81%	$40,574,022	$11,157,117	$24,955,810

Total	$19,220,494	2.81%

*	Annual average of month-end Value at Risk
     As of December 31, 2010, Eckhardt Master’s total capitalization was $23,686,325. The Partnership owned approximately 40.5% of Eckhardt Master. As of December 31, 2010, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:
December 31, 2010

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,025,866	4.33%	$1,147,164	$9,175	$427,400
Energy	248,250	1.05%	580,400	10,875	238,534
Grains	348,259	1.47%	370,823	41,862	169,215
Indices	610,979	2.58%	3,147,442	19,055	430,625
Interest Rates U.S.	3,900	0.02%	887,750	3,900	351,889
Interest Rates Non -U.S.	331,533	1.40%	852,062	63,225	352,114
Metals	268,184	1.13%	365,762	26,255	198,271
Softs	46,300	0.19%	146,472	10,950	70,345

Total	$2,883,271	12.17%

*	Annual average of month-end Value at Risk

     As of December 31, 2009, Eckhardt Master’s total capitalization was $17,320,459. The Partnership owned approximately 40.4% of Eckhardt Master. As of December 31, 2009, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:
December 31, 2009

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$380,916	2.20%	$1,191,210	$7,200	$301,705
Energy	270,400	1.56%	644,500	22,050	211,624
Grains	128,975	0.74%	362,365	10,800	101,491
Indices	635,844	3.67%	879,160	22,367	304,994
Interest Rates U.S.	768,410	4.44%	768,410	14,550	196,272
Interest Rates Non-U.S.	213,803	1.23%	696,839	13,213	221,520
Metals	284,030	1.64%	535,674	16,196	234,566
Softs	150,320	0.87%	251,705	11,784	115,206

Total	$2,832,698	16.35%

*	Annual average of month-end Value at Risk
     As of December 31, 2010, Waypoint Master’s total capitalization was $41,247,646. The Partnership owned approximately 30.8% of Waypoint Master. As of December 31, 2010, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
December 31, 2010

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,878,430	4.55%	$11,817,974	$633,809	$5,198,266
Indices	901,236	2.18%	1,613,660	100,993	790,428
Metals	80,750	0.20%	216,426	31,500	66,207

Total	$2,860,416	6.93%

*	Period from March 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Value at Risk
     As of December 31, 2010, PGR Master’s total capitalization was $20,386,581. The Partnership owned approximately 25.1% of PGR Master. As of December 31, 2010, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:
December 31, 2010

		% of Total	High	Low	Average*
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$183,120	0.90%	$183,120	$103,066	$154,058
Energy	252,600	1.24%	252,600	107,024	195,337
Grains	111,250	0.54%	111,250	43,750	83,625
Indices	617,024	3.03%	621,232	385,104	524,198
Interest Rates U.S.	80,800	0.40%	141,150	66,450	81,150
Interest Rates Non-U.S.	180,603	0.89%	265,434	135,161	161,976
Livestock	10,000	0.05%	11,000	6,000	9,500
Metals	162,000	0.79%	162,000	69,500	125,875
Softs	98,003	0.48%	109,657	57,757	89,793

Total	$1,695,400	8.32%

*	Period from November 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Value at Risk

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
     The following were the primary trading risk exposures of the Funds as of December 31, 2010, by market sector.
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
     Softs. The Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, cotton and sugar accounted for the bulk of the Funds’ commodity exposure as of December 31, 2010.
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
     The following were the only non-trading risk exposures of the Funds as of December 31, 2010.
     Foreign Currency Balances. The Funds’ primary foreign currency balances are in Japanese yen, Euro and Swiss francs. The Advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control the Funds’ non-trading risk.
     Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject.
     The General Partner monitors the Funds’ performance and the concentration of their open positions, and consults with the Advisors concerning the Funds’ overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisors to close out positions as well as enter positions traded on behalf of the Funds’. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Funds’ market risk exposures.
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

Item 8. Financial Statements and Supplementary Data.
DIVERSIFIED 2000 FUTURES FUND L.P.
     The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Reports of Independent Registered Public Accounting Firms, for the years ended December 31, 2010, 2009, and 2008; Statements of Financial Condition at December 31, 2010 and 2009; Schedules of Investments at December 31, 2010 and 2009; Statements of Income and Expenses for the years ended December 31, 2010, 2009, and 2008; Statements of Changes in Partners’ Capital for the years ended December 2010, 2009, and 2008; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of
Diversified 2000 Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
Diversified 2000 Futures Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, N.Y. 10036
212-296-1999

Management’s Report on Internal Control Over
Financial Reporting

The management of Diversified 2000 Futures Fund L.P. (the Partnership), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Diversified 2000 Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2010 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Diversified 2000 Futures Fund L.P.	Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Diversified 2000 Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Diversified 2000 Futures Fund L.P.:
We have audited the accompanying statements of financial condition of Diversified 2000 Futures Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2010 and 2009, and the related statements of income and expenses, and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership for the year ended December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2010 and 2009 financial statements present fairly, in all material respects, the financial position of Diversified 2000 Futures Fund L.P. as of December 31, 2010 and 2009, and the results of its operations and its changes in partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 23, 2011

Report of Independent Registered Public Accounting Firm
To the Partners of
Diversified 2000 Futures Fund L.P.:
In our opinion, the accompanying statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Diversified 2000 Futures Fund L.P. (formerly known as Citigroup Diversified 2000 Futures Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP

New York, New York
March 26, 2009

Diversified 2000 Futures Fund L.P.
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009

Assets:
Investment in Funds, at fair value (Note 5)	$60,378,147	$68,763,270
Cash (Note 3c)	152,302	163,699

Total assets	$60,530,449	$68,926,969

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees (Note 3c)	$272,388	$310,171
Management fees (Note 3b)	88,127	101,697
Incentive fees (Note 3b)	352,348	297,167
Professional fees	106,604	133,333
Other	28,141	44,958
Redemptions payable (Note 6)	268,399	316,332

Total liabilities	1,116,007	1,203,658

Partners’ Capital (Notes 1 and 6):
General Partner, 441.6499 and 685.2830 unit equivalents outstanding at December 31, 2010 and 2009, respectively	621,185	954,503
Limited Partners, 41,800.7127 and 47,936.5632 Redeemable Units outstanding at December 31, 2010 and 2009, respectively	58,793,257	66,768,808

Total partners’ capital	59,414,442	67,723,311

Total liabilities and partners’ capital	$60,530,449	$68,926,969

Net asset value per unit	$1,406.51	$1,392.86

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Schedule of Investments
December 31, 2010

		% of Partners’
	Fair Value	Capital

Investment in Funds
CMF Aspect Master Fund L.P.	$12,593,732	21.19%
CMF Graham Capital Master Fund L.P.	12,185,485	20.51
CMF SandRidge Master Fund L.P.	8,175,283	13.76
CMF Eckhardt Master Fund L.P.	9,595,146	16.15
Waypoint Master Fund L.P.	12,714,093	21.40
PGR Master Fund L.P.	5,114,408	8.61

Total investment in Funds, at fair value	$60,378,147	101.62%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Schedule of Investments
December 31, 2009

		% of Partners’
	Fair Value	Capital

Investment in Funds
CMF Campbell Master Fund L.P.	$5,638,620	8.33%
CMF Aspect Master Fund L.P.	19,889,156	29.37
CMF Graham Capital Master Fund L.P.	22,604,775	33.38
CMF SandRidge Master Fund L.P.	13,641,031	20.14
CMF Eckhardt Master Fund L.P.	6,989,688	10.32

Total investment in Funds, at fair value	$68,763,270	$101.54%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	$3,930,711	$(590,938)	$25,034,325
Change in net unrealized gains (losses) on investment in Funds	1,459,523	1,877,924	(2,687,438)

Gain (loss) from trading, net	5,390,234	1,286,986	22,346,887
Interest income from investment in Funds	52,850	53,348	1,027,369

Total income (loss)	5,443,084	1,340,334	23,374,256

Expenses:
Brokerage fees including clearing fees (Note 3c)	3,478,486	4,244,399	5,523,222
Management fees (Note 3b)	1,082,810	1,339,104	1,726,905
Incentive fees (Note 3b)	352,348	297,167	2,324,181
Professional fees	217,985	267,426	190,320
Other	21,816	79,152	47,491

Total expenses	5,153,445	6,227,248	9,812,119

Net income (loss)	$289,639	$(4,886,914)	$13,562,137

Net income (loss) per unit (Note 7)	$13.65	$(91.11)	$195.34

Weighted average units outstanding	45,111.6490	52,420.3791	69,282.7177

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2010, 2009 and 2008

	Limited	General
	Partners	Partner	Total

Partners’ Capital at December 31, 2007	$96,383,714	$2,583,895	$98,967,609
Net income (loss)	13,170,451	391,686	13,562,137
Redemptions of 18,233.6270 Redeemable Units	(25,617,489)	—	(25,617,489)

Partners’ Capital at December 31, 2008	83,936,676	2,975,581	86,912,257
Net income (loss)	(4,751,474)	(135,440)	(4,886,914)
Redemptions of 8,625.5595 Redeemable Units	(12,416,394)	—	(12,416,394)
Redemptions of 1,319.8660 General Partner unit equivalents	—	(1,885,638)	(1,885,638)

Partners’ Capital at December 31, 2009	66,768,808	954,503	67,723,311
Net income (loss)	297,957	(8,318)	289,639
Redemptions of 6,135.8505 Redeemable Units	(8,273,508)	—	(8,273,508)
Redemptions of 243.6331 General Partner unit equivalents	—	(325,000)	(325,000)

Partners’ Capital at December 31, 2010	$58,793,257	$621,185	$59,414,442

Net asset value per unit:

2008:	$1,483.97

2009:	$1,392.86

2010:	$1,406.51

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

1.	Partnership Organization:

Diversified 2000 Futures Fund L.P. (the “Partnership”) is a limited partnership which was organized under the partnership laws of the State of New York on August 25, 1999 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership through its investment in the Funds (as defined in Note 5 “Investment in Funds”) are volatile and involve a high degree of market risk.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisor (defined below).

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

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

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

Partnership’s and the Funds’ Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Funds’ Level 1 assets and liabilities are actively traded.

GAAP requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2010 and 2009, the Funds did not hold any derivative

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Funds	$60,378,147	$—	$60,378,147	$—

Total fair value	$60,378,147	$—	$60,378,147	$—

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Funds	$68,763,270	$—	$68,763,270	$—

Total fair value	$68,763,270	$—	$68,763,270	$—

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

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

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

Options. The Funds may purchase and write (sell) both exchange-listed and over-the-counter (“OTC”) options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

d.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

f.	Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights.”

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

3.	Agreements:

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

The General Partner, on behalf of the Partnership, has entered into management agreements (the “Management Agreement”) with Graham Capital Management, L.P. (“Graham”), Campbell & Company, Inc. (“Campbell”), Aspect Capital Limited (“Aspect”), SandRidge Capital L.P. (“SandRidge”), Eckhardt Trading Company (“Eckhardt”), Waypoint Capital Management LLC (“Waypoint”) and PGR Capital LLP (“PGR”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. The Management Agreement with Campbell was terminated as of February 28, 2010. Waypoint was added as an advisor to the Partnership on March 1, 2010. PGR was added as an advisor to the Partnership on November 1, 2010. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor, except for Aspect and PGR, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% per year) and 1/12 of 1% (1% per year) respectively, of month-end Net Assets allocated to the specific Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate the assets to additional advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 0.45% (5.4% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. All National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees (collectively, the “clearing fees”) are borne by the Funds and allocated to the Partnership based on its proportionate share of each Fund. All of the Partnership’s assets not held in the Funds’ accounts at CGM are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM will pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in each of the Funds’ accounts during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other funds which trade these instruments. The results of the Partnership’s trading activity are resulting from its investments in other funds as shown in the Statements of Income and Expenses.

The Customer Agreement between the Partnership/Funds and CGM gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps and forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps and forward contracts on the Funds’ Statements of Financial Condition.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

5.	Investment in Funds:

On January 1, 2005, the assets allocated to Campbell for trading were invested in CMF Campbell Master Fund L.P. (“Campbell Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 51,356.1905 units of Campbell Master with cash equal to $50,768,573, and a contribution of open commodity futures and forward contracts with a fair value of $587,618. Campbell Master was formed in order to permit commodity pools managed now or in the future by Campbell using its Financial, Metal and Energy Large Portfolio (“FME”), a proprietary, systematic trading system to invest together in one trading vehicle. The Partnership fully redeemed its investment in Campbell Master on February 28, 2010 for cash equal to $4,508,811.

On March 1, 2005, the assets allocated to Aspect for trading were invested in CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 43,434.9465 units of Aspect Master with cash equal to $40,490,895, and a contribution of open commodity futures and forward contracts with a fair value of $2,944,052. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using its Diversified Program, a proprietary, systematic trading system to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using its K4D — 12.5 program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

On April 1, 2007, the assets allocated to SandRidge for trading were invested in CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,659.0734 units of SandRidge Master with cash equal to $9,635,703. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.

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

On March 1, 2010, the assets allocated to Waypoint for trading were invested in Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 5,975.7506 units of Waypoint Master with cash equal to $5,975,751. Waypoint Master was formed in order to permit commodity pools managed now or in the future by Waypoint using its Diversified Futures Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Waypoint Master. Individual and pooled accounts currently managed by Waypoint, including the Partnership, are permitted to be limited partners of Waypoint Master. The General Partner and Waypoint believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2010, the assets allocated to PGR for trading were invested in PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 5,000.0000 units of PGR Master with cash equal to $5,000,000. PGR Master was formed in order to permit commodity pools managed now or in the future by PGR using its Mayfair Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of PGR Master. Individual and pooled accounts currently managed by PGR, including the Partnership, are permitted to be limited partners of PGR Master. The General Partner and PGR believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the period ended December 31, 2010.

Aspect Master’s, Graham Master’s, SandRidge Master’s, Eckhardt Master’s, Waypoint Master’s and PGR Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

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

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

At December 31, 2010, the Partnership owned approximately 8.0% of Aspect Master, 7.2% of Graham Master, 1.5% of SandRidge Master, 40.5% of Eckhardt Master, 30.8% of Waypoint Master and 25.1% of PGR Master. At December 31, 2009, the Partnership owned approximately 9.0% of Campbell Master, 12.0% of Aspect Master, 13.2% of Graham Master, 2.0% of SandRidge Master and 40.4% of Eckhardt Master. Aspect, Graham, SandRidge, Eckhardt, Waypoint and PGR intend to continue to invest the assets allocated to each by the Partnership in Aspect Master, Graham Master, SandRidge Master, Eckhardt Master, Waypoint Master and PGR Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following tables.

	December 31, 2010
	Total	Total	Total
	Assets	Liabilities	Capital

Aspect Master	$157,910,582	$46,523	$157,864,059
Graham Master	168,973,503	48,832	168,924,671
SandRidge Master	581,631,311	52,896,054	528,735,257
Eckhardt Master	23,748,773	62,448	23,686,325
Waypoint Master	41,306,976	59,330	41,247,646
PGR Master	20,415,391	28,810	20,386,581

Total	$993,986,536	$53,141,997	$940,844,539

	December 31, 2009
	Total	Total	Total
	Assets	Liabilities	Capital

Campbell Master	$63,393,130	$867,467	$62,525,663
Aspect Master	166,072,281	934,223	165,138,058
Graham Master	171,238,199	25,939	171,212,260
SandRidge Master	715,621,327	30,711,834	684,909,493
Eckhardt Master	17,383,619	63,160	17,320,459

Total	$1,133,708,556	$32,602,623	$1,101,105,933

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the period ended December 31, 2010
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)

Aspect Master	$28,958,682	$29,102,474	$28,808,927
Graham Master	12,799,867	12,950,502	12,355,345
SandRidge Master	(132,752,741)	(132,183,397)	(133,838,532)
Eckhardt Master	5,378,965	5,394,025	5,208,688
Waypoint Master	7,879,774	7,918,225	7,746,492
PGR Master	592,832	596,397	562,135

Total	$(77,142,621)	$(76,221,774)	$(79,156,945)

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

	For the year ended December 31, 2009
	Gain (Loss) from
	Trading, net	Total Income (Loss)	Net Income (Loss)

Campbell Master	$(2,923,817)	$(2,860,109)	$(2,974,707)
Aspect Master	(18,818,065)	(18,684,829)	(18,997,603)
Graham Master	12,468,065	12,593,321	11,932,221
SandRidge Master	99,192,706	99,581,610	98,747,670
Eckhardt Master	(617,648)	(604,361)	(743,158)

Total	$89,301,241	$90,025,632	$87,964,423

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are as shown in the following tables.

	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

For the period ended December 31, 2010
Campbell Master	0.00%	$—	$(266,611)	$1,344	$672	$(268,627)	Commodity Portfolio	Monthly
Aspect Master	21.19%	12,593,732	3,058,106	20,772	10,977	3,026,357	Commodity Portfolio	Monthly
Graham Master	20.51%	12,185,485	858,450	49,344	10,617	798,489	Commodity Portfolio	Monthly
SandRidge Master	13.76%	8,175,283	(2,234,661)	22,112	6,546	(2,263,319)	Energy Portfolio	Monthly
Eckhardt Master	16.15%	9,595,146	2,209,274	42,767	32,991	2,133,516	Commodity Portfolio	Monthly
Waypoint Master	21.40%	12,714,093	1,669,221	19,209	12,810	1,637,202	Commodity Portfolio	Monthly
PGR Master	8.61%	5,114,408	149,305	1,321	7,278	140,706	Commodity Portfolio	Monthly

Total		$60,378,147	$5,443,084	$156,869	$81,891	$5,204,324

	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

For the year ended December 31, 2009
Campbell Master	8.33%	$5,638,620	$(313,558)	$6,795	$4,585	$(324,938)	Commodity Portfolio	Monthly
Aspect Master	29.37%	19,889,156	(2,302,519)	32,379	5,634	(2,340,532)	Commodity Portfolio	Monthly
Graham Master	33.38%	22,604,775	1,639,519	80,944	6,147	1,552,428	Commodity Portfolio	Monthly
SandRidge Master	20.14%	13,641,031	2,556,009	15,091	5,043	2,535,875	Energy Portfolio	Monthly
Eckhardt Master	10.32%	6,989,688	(239,117)	19,580	35,355	(294,052)	Commodity Portfolio	Monthly

Total		$68,763,270	$1,340,334	$154,789	$56,764	$1,128,781

6.	Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

Units at their net asset value per Redeemable Unit as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

7.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Net realized and unrealized gains (losses)*	$49.77	$(54.60)	$243.94
Interest income	1.19	1.00	14.30
Expenses**	(37.31)	(37.51)	(62.90)

Increase (decrease) for the year	13.65	(91.11)	195.34
Net asset value per unit, beginning of year	1,392.86	1,483.97	1,288.63

Net asset value per unit, end of year	$1,406.51	$1,392.86	$1,483.97

*	Includes brokerage fees.

**	Excludes brokerage fees.

	2010	2009	2008

Ratios to average net assets:
Net investment income (loss) before incentive fees***	(7.8)%	(7.9)%	(6.8)%

Operating expenses	7.9%	8.0%	7.9%
Incentive fees	0.6%	0.4%	2.4%

Total expenses	8.5%	8.4%	10.3%

Total return:
Total return before incentive fees	1.6%	(5.7)%	18.2%
Incentive fees	(0.6)%	(0.4)%	(3.0)%

Total return after incentive fees	1.0%	(6.1)%	15.2%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2010 and 2009 are summarized below:

	For the period	For the period	For the period	For the period
	from October 1, 2010	from July 1, 2010	from April 1,	from January 1,
	to December 31,	to September 30,	2010 to June 30,	2010 to March 31,
	2010	2010	2010	2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$3,066,964	$765,004	$(100,616)	$(1,766,754)
Net income (loss)	$2,512,677	$523,359	$(607,950)	$(2,138,447)
Increase (decrease) in net asset value per unit	$58.88	$11.96	$(13.84)	$(43.35)

	For the period	For the period	For the period	For the period
	from October 1,	from July 1, 2009	from April 1,	from January 1,
	2009 to December 31,	to September 30,	2009 to June 30,	2009 to March 31,
	2009	2009	2009	2009
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(1,483,198)	$3,566,889	$(4,282,850)	$(704,906)
Net income (loss)	$(1,812,838)	$3,039,053	$(4,805,629)	$(1,307,500)
Increase (decrease) in net asset value per unit	$(37.13)	$60.90	$(91.61)	$(23.27)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     PricewaterhouseCoopers LLP (“PwC”) was previously the principal accountant for the Partnership through July 22, 2009. On July 22, 2009, PwC was dismissed as principal accountant and on July 23, 2009, Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, there were no disagreements with PwC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
     The audit report of PwC on the financial statements of the Partnership as of and for the year ended December 31, 2008, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”).
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information. None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Partnership has no officers, directors or employees its affairs are managed by its General Partner. Investment decisions are made by the Advisors.
     The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Jennifer Magro (Chief Financial Officer and Director), Michael McGrath (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.
     Walter Davis, age 46, is President and Chairman of the Board of Directors of the General Partner (since June 2010). Mr. Davis was registered as an associated person of the General Partner and listed as a principal in June 2010. Mr. Davis is responsible for the oversight of the General Partner’s funds and accounts. Prior to the combination of Demeter Management LLC (“Demeter”) and the General Partner effective December 1, 2010, Mr. Davis served as Chairman of the Board of Directors and President of Demeter, a registered commodity pool operator. Mr. Davis was a principal and associated person of Demeter from May 2006 to December 2010 and July 2006 to December 2010, respectively. Mr. Davis was an associated person of Morgan Stanley DW Inc., a financial services firm, from August 2006 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into Morgan Stanley & Co. Incorporated (“MS & Co.”), a global financial services firm, he became an associated person of MS & Co. (due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.). Prior to becoming an associated person in August 2006, Mr. Davis was responsible for overseeing the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. Mr. Davis withdrew as an associated person of MS & Co. in June 2009. Mr. Davis has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Morgan Stanley Smith Barney LLC is registered as a broker-dealer with FINRA, an investment adviser with the SEC and a futures commission merchant with the CFTC. Mr. Davis is a Managing Director of Morgan Stanley Smith Barney LLC and the Director of Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to joining Morgan Stanley in September 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group from January 1992 until September 1999, where his principal duties included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Throughout his career, Mr. Davis has been involved with the development, management and marketing of a diverse array of commodity pools, hedge funds and other alternative investment vehicles. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a BA in Economics from the University of the South in 1987.
     Jennifer Magro, age 39, is Chief Financial Officer and Director of the General Partner (since October 2006 and May 2005, respectively). Ms. Magro was listed as a principal in June 2005. Ms. Magro served as Vice President and Secretary of the General Partner from August 2001 to December 2010 and June 2010 to December 2010, respectively. She was also a Managing Director of Citi Alternative Investments (“CAI”), a division of Citigroup that administered its hedge fund and fund of funds business, and was Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining the General Partner in January 1996, Ms. Magro was employed by Prudential Securities Inc., a securities brokerage services company, (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products. Ms. Magro received a BS in Accounting from the State University of New York, Oswego in 1993.
     Michael McGrath, age 41, has been a Director of the General Partner since June 2010. Mr. McGrath was listed as a principal in June 2010. Mr. McGrath was a principal and Director of Demeter from May 2006 until Demeter’s combination with the General Partner in December 2010. Mr. McGrath is a Managing Director of Morgan Stanley Smith Barney LLC and currently serves as the Head of Alternative Investments for the Global Wealth Management Group of Morgan Stanley Smith Barney LLC. He also serves on the Management Committee of the Global Wealth Management Group. Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley’s Global Wealth Management Group. Mr. McGrath served as a Managing Director of Morgan Stanley from May 2004 until May 2009, when Mr. McGrath became a Managing Director of Morgan Stanley Smith Barney LLC. Mr. McGrath joined Morgan Stanley from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois, where he worked from July 2001 to May 2004. At Nuveen Investments, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to high net worth investors. Mr. McGrath received his BA degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents. He received his MBA in Finance from New York University in 1996.
     Douglas J. Ketterer, age 45, has been a Director of the General Partner since December 2010. Mr. Ketterer was listed as a principal in December 2010. Mr. Ketterer was a principal of Demeter from October 2003 until Demeter’s combination with the General Partner in December 2010. Mr. Ketterer is a Managing Director and Head of the U.S. Private Wealth Management Group within Morgan Stanley Smith Barney LLC. Mr. Ketterer joined MS & Co. in March 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm; most recently as Chief Operating Officer, Wealth Management Group and Head of the Products Group with responsibility for a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department and Retirement & Equity Solutions Group) which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his MBA from New York University’s Leonard N. Stern School of Business and his BS in Finance from the University at Albany’s School of Business.
     Ian Bernstein, age 48, is a Director of the General Partner. Mr. Bernstein has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Bernstein held various positions, including Managing Director, within the Capital Markets group at Morgan Stanley DW Inc. from October 1984 to April 2007, when Morgan Stanley DW Inc. was merged into, its institutional affiliate, MS & Co. and became the Global Wealth Management Division of MS & Co. Mr. Bernstein first served as a Managing Director with MS & Co. in March 2004, prior to its merger with Morgan Stanley DW Inc. Since June 1, 2009, Mr. Bernstein has served as a Managing Director of Capital Markets at Morgan Stanley Smith Barney LLC, a new broker-dealer formed as a result of a joint venture between Citigroup and Morgan Stanley. The respective retail business of MS & Co. and Citigroup (formerly known as Smith Barney) was contributed to Morgan Stanley Smith Barney LLC. Mr. Bernstein has continued as Managing Director of both Morgan Stanley Smith Barney LLC, the retail broker-dealer, and MS & Co., the institutional broker-dealer, up to the present. Mr. Bernstein received his MBA from New York University’s Leonard N. Stern School of Business in 1988, and his BA from the University of Buckingham in 1980.
     Harry Handler, age 51, has been a Director of the General Partner since December 2010. Mr. Handler became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Handler was a principal and associated person of Demeter from May 2005 until Demeter’s combination with the General Partner in December 2010, and from April 2006 until December 2010, respectively. He has been an associate member of the NFA since August 1985. Mr. Handler was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a BA degree and a double major in History and Political Science.
     Patrick T. Egan, age 41, has been a Director of the General Partner since December 2010. Mr. Egan became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Egan has been an associate member of the NFA since December 1997. He has been an associated person of Morgan Stanley Smith Barney LLC since November 2010. Mr. Egan was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1998 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Egan withdrew as an associated person of MS & Co. in November 2010. Mr. Egan is an Executive Director at Morgan Stanley Smith Barney LLC and currently serves as the Co- Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to his current role, Mr. Egan served as the Head of Due Diligence & Manager Research for Morgan Stanley’s Managed Futures Department from October 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. From March 1993 through September 2003, Mr. Egan was an analyst and manager within the Managed Futures Department for Morgan Stanley DW Inc., and its predecessor firm, Dean Witter Reynolds, Inc., a financial services firm, with his primary responsibilities being dedicated to the product development, due diligence, investment analysis and risk management of the firm’s commodity pools. Mr. Egan began his career in August 1991, joining Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., until March 1993 when he joined the firm’s Managed Futures Department. Mr. Egan received a Bachelor of Business Administration with a concentration in Finance from the University of Notre Dame in May 1991. Mr. Egan is a former Director to the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms, from November 2004 to October 2006 and November 2006 to October 2008.
     Alper Daglioglu, age 33, has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Daglioglu is an Executive Director at Morgan Stanley Smith Barney LLC and the Co-Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Mr. Daglioglu also serves on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Prior to his current role, Mr. Daglioglu was a Senior Analyst at the Product Origination Group within Morgan Stanley Managed Futures Department from December 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. In addition to his responsibilities within Managed Futures Department, Mr. Daglioglu was also the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 to June 2009. Mr. Daglioglu served as a consultant at the Product Origination Group within Morgan Stanley Managed Futures Department from June 2003 to November 2003. Mr. Daglioglu received a BS degree in Industrial Engineering from Galatasaray University in June 2000 and a MBA degree in Finance from the University of Massachusetts-Amherst’s Isenberg School of Management in May 2003. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.
Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” Brokerage fees and clearing fees of $3,478,486 were paid for the year ended December 31, 2010. Management fees of $1,082,810 were paid or payable to the Advisors for the year ended December 31, 2010. Incentive fees of $352,348 were earned by the Advisors for the year ended December 31, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Security ownership of certain beneficial owners. As of February 28, 2011, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2010:

(3) Amount and
	(2) Name of	Nature of
	Beneficial	Beneficial	(4) Percent of
(1) Title of Class	Owner	Ownership	Class
General Partner units equivalents	General Partner	441.6499	1.1%
     (c) Changes in control. None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
(a)	Transactions with related persons. None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable.

(c)	Promoters and certain control persons. CGM and the General Partner, would be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business”, “Item 8. Financial Statements and Supplementary Data,” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the year ended December 31, 2010 and the period from July 23, 2009 through December 31, 2009, PwC in the period from January 1, 2009 through July 22, 2009 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

	Deloitte		PwC
2010	$89,800		N/A
2009	$80,300	(1)	$20,700	(2)

(1)	For the period July 23, 2009 to December 31, 2009.

(2)	For the period January 1, 2009 to July 22, 2009.
(2)	Audit-Related Fees. None
(3)	Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2010	$26,250
2009	$25,000
(4)	All Other Fees. None.

(5)	Not Applicable.

(6)	Not Applicable.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
     Statements of Financial Condition at December 31, 2010 and 2009.
     Schedules of Investments at December 31, 2010 and 2009.
Statements of Income and Expenses for the years ended December 31, 2010, 2009 and 2008.
Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008.
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

(a) Letter from the General Partner extending Advisory Agreement between the General Partner and SandRidge Capital, L.P. for 2010, dated June 1, 2010 (filed herein).

10.6	Management Agreement among the Partnership, the General Partner and Aspect Capital Limited, dated January 3, 2002 (filed as Exhibit 99 to the Annual Report on Form 10-K filed on March 27, 2003 and incorporated herein by reference).

(a) Letter from the General Partner extending Management with Aspect Capital Limited for 2010, dated June 1, 2010 (filed herein).

10.7	Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company, dated March 31, 2008 (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2008 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Eckhardt Trading Company for 2010, dated June 1, 2010 (filed herein).

10.8	Management Agreement among the Partnership, the General Partner and Campbell & Company, Inc., dated August 31, 1999 (filed as Exhibit 10.6 to the Registration Statement on Form S-1 filed on September 23, 1999 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P., dated June 11, 2001 (filed as Exhibit 10 to the Annual Report on Form 10-K filed on March 27, 2002 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Graham Capital Management, L.P. for 2010, dated June 1, 2010 (filed herein).

10.10	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated February 25, 2010 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on May 17, 2010 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Waypoint Capital Management LLC for 2010, dated June 1, 2010 (filed herein).

10.11	Management Agreement among the Partnership, the General Partner and PGR Capital LLP, dated October 29, 2010 (filed as Exhibit 10.10 to the Form 8-K filed on November 4, 2010 and incorporated herein by reference).

16.1	Letter dated July 23, 2009 from PricewaterhouseCoopers LLP regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 24, 2009 and incorporated herein by reference).

16.2	Letter dated June 26, 2008 from KPMG LLP regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 1, 2008 and incorporated herein by reference).

99.1	Financial Statements of CMF Aspect Master Fund L.P.

99.2	Financial Statements of CMF Graham Capital Master Fund L.P.

99.3	Financial Statements of CMF SandRidge Master Fund L.P.

99.4	Financial Statements of Eckhardt Master Fund L.P.

99.5	Financial Statements of Waypoint Master Fund L.P.

99.6	Financial Statements of PGR Master Fund L.P.
     The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.
(a)	Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director).

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Diversified 2000 Futures Fund L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis, President & Director
Date: March 31, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Ian Bernstein	/s/ Patrick T. Egan

Walter Davis	Ian Bernstein	Patrick T. Egan
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 31, 2011	Date: March 31, 2011	Date: March 31, 2011

/s/ Jennifer Magro	/s/ Michael McGrath	/s/ Alper Daglioglu

Jennifer Magro	Michael McGrath	Alper Daglioglu
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 31, 2011	Date: March 31, 2011
Date: March 31, 2011

/s/ Douglas J. Ketterer	/s/ Harry Handler

Douglas J. Ketterer	Harry Handler
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 31, 2011	Date: March 31, 2011
     Supplemental Information to be furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
Annual Report to Limited Partners
No proxy material has been sent to Limited Partners.