Form 10-Q
period 2011-03-31
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2011-05-16
CIK 1095007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes    No X

As of April 30, 2011, 39,069.7276 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2011 (unaudited) and December 31, 2010	3

	Schedules of Investments at March 31, 2011 (unaudited) and December 31, 2010	4 − 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2011 and 2010 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 − 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 − 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 − 25

Item 4.	Controls and Procedures	26

PART II - Other Information		27 − 32
Exhibits

EX–31.1 CERTIFICATION
EX–31.2 CERTIFICATION
EX–32.1 CERTIFICATION
EX–32.2 CERTIFICATION

PART I
Item 1.  Financial Statements

Diversified 2000 Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) March 31,	December 31,
	2011	2010

Assets:
Investment in Funds, at fair value	$56,573,097	$60,378,147
Cash	179,329	152,302

Total assets	$56,752,426	$60,530,449

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$255,387	$272,388
Management fees	80,966	88,127
Incentive fees	3,225	352,348
Other	179,113	134,745
Redemptions payable	1,658,022	268,399

Total liabilities	2,176,713	1,116,007

Partners’ Capital:
General Partner, 441.6499 unit equivalents outstanding at March 31, 2011 and December 31, 2010	606,982	621,185
Limited Partners, 39,268.5671 and 41,800.7127 Redeemable Units outstanding at March 31, 2011 and December 31, 2010, respectively	53,968,731	58,793,257

Total partners’ capital	54,575,713	59,414,442

Total liabilities and partners’ capital	$56,752,426	$60,530,449

Net asset value per unit	$1,374.35	$1,406.51

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Schedule of Investments
March 31, 2011
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Funds
CMF Aspect Master Fund L.P.	$11,234,460	20.59%
CMF Graham Capital Master Fund L.P.	9,421,920	17.26
CMF SandRidge Master Fund L.P.	5,433,165	9.96
CMF Eckhardt Master Fund L.P.	10,660,281	19.53
Waypoint Master Fund L.P.	12,696,276	23.26
PGR Master Fund L.P.	7,126,995	13.06

Total investment in Funds, at fair value	$56,573,097	103.66%

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

Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment income:
Interest income from investment in Funds	$11,192	$7,686

Expenses:
Brokerage fees including clearing fees	832,975	907,991
Management fees	248,371	284,061
Incentive fees	3,225	9,927
Other	85,029	77,705

Total expenses	1,169,600	1,279,684

Net investment income (loss)	(1,158,408)	(1,271,998)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	409,372	(1,274,110)
Change in net unrealized gains (losses) on investment in Funds	(600,324)	407,661

Total trading results	(190,952)	(866,449)

Net income (loss)	(1,349,360)	(2,138,447)
Redemptions — General Partner	—	(250,000)
Redemptions — Limited Partners	(3,489,369)	(2,894,419)

Net increase (decrease) in Partners’ Capital	(4,838,729)	(5,282,866)
Partners’ Capital, beginning of period	59,414,442	67,723,311

Partners’ Capital, end of period	$54,575,713	$62,440,445

Net asset value per unit (39,710.2170 and 46,269.0095 units outstanding at March 31, 2011 and 2010, respectively)	$1,374.35	$1,349.51

Net income (loss) per unit *	$(32.16)	$(43.35)

Weighted average units outstanding	41,562.7448	47,991.3335

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

1.	General:

Diversified 2000 Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 25, 1999 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership, through its investment in the Funds (as defined in note 5 “Investment in Funds”), are volatile and involve a high degree of market risk.

Between January 31, 2000 (commencement of the initial offering period) and May 30, 2000, 16,045 redeemable units of limited partnership interest (“Redeemable Units”) and 162 general partner unit equivalents were sold at $1,000 per unit. The proceeds of the initial offering were held in an escrow account until May 31, 2000, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 150,000 Redeemable Units during its initial offering period. As of November 25, 2002, the Partnership was authorized to sell an additional 40,000 Redeemable Units. The Partnership no longer offers Redeemable Units for sale.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of March 31, 2011, all trading decisions for the Partnership are made by the Advisors (defined below).

As of March 31, 2011, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”), SandRidge Capital L.P. (“SandRidge”), Waypoint Capital Management LLC (“Waypoint”) and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.

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

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses)*	$(24.35)	$(35.76)
Interest income	0.28	0.16
Expenses**	(8.09)	(7.75)

Increase (decrease) for the period	(32.16)	(43.35)
Net asset value per unit, beginning of period	1,406.51	1,392.86

Net asset value per unit, end of period	$1,374.35	$1,349.51

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended
	March 31,
	2011		2010
Ratio to average net assets: ***
Net investment income (loss) before incentive fees ****	(8.2)%		(8.0)%

Operating expenses	8.3%		8.0%
Incentive fees	0.0	%*****	0.0	%*****

Total expenses	8.3%		8.0%

Total return:
Total return before incentive fees	(2.3)%		(3.1)%
Incentive fees	0.0	%*****	0.0	%*****

Total return after incentive fees	(2.3)%		(3.1)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.

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

The customer agreement between the Partnership/Funds and CGM gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swap and open forward contracts on the Statements of Financial Condition.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

4.	Fair Value Measurements:

Partnership’s and the Funds’ Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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
GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets.
The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended March 31, 2011 and December 31, 2010, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable
	3/31/11	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$56,573,097	$—	$56,573,097	$—

Net fair value	$56,573,097	$—	$56,573,097	$—

		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable
	12/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$60,378,147	$—	$60,378,147	$—

Net fair value	$60,378,147	$—	$60,378,147	$—

5.	Investments in Funds:

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

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

On March 1, 2005, the assets allocated to Aspect for trading were invested in CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 43,434.9465 units of Aspect Master with cash equal to $40,490,895, and a contribution of open commodity futures and forward contracts with a fair value of $2,944,052. Aspect Master was formed in order to permit commodity pools managed now or in the future by Aspect using its Diversified Program, a proprietary systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using the K4D - 15V program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2011.

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

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

At March 31, 2011, the Partnership owned approximately 6.5% of Aspect Master, 6.0% of Graham Master, 1.4% of SandRidge Master, 41.4% of Eckhardt Master, 32.5% of Waypoint Master and 25.7% of PGR Master. At December 31, 2010, the Partnership owned approximately 8.0% of Aspect Master, 7.2% of Graham Master, 1.5% of SandRidge Master, 40.5% of Eckhardt Master, 30.8% of Waypoint Master and 25.1% of PGR Master. It is Aspect’s, Graham’s, SandRidge’s, Eckhardt’s, Waypoint’s and PGR’s intention to continue to invest the assets allocated to each by the Partnership in Aspect Master, Graham Master, SandRidge Master, Eckhardt Master, Waypoint Master and PGR Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

     Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	March 31, 2011
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$171,917,989	$60,063	$171,857,926
Graham Master	158,542,504	335,674	158,206,830
SandRidge Master	417,397,881	39,202,100	378,195,781
Eckhardt Master	25,991,860	239,967	25,751,893
Waypoint Master	39,176,243	71,071	39,105,172
PGR Master	27,797,437	43,941	27,753,496

Total	$840,823,914	$39,952,816	$800,871,098

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$157,910,582	$46,523	$157,864,059
Graham Master	168,973,503	48,832	168,924,671
SandRidge Master	581,631,311	52,896,054	528,735,257
Eckhardt Master	23,748,773	62,448	23,686,325
Waypoint Master	41,306,976	59,330	41,247,646
PGR Master	20,415,391	28,810	20,386,581

Total	$993,986,536	$53,141,997	$940,844,539

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

     Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2011
	Net Investment
	Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(28,839)	$1,725,970	$1,697,131
Graham Master	(146,256)	(1,070,720)	(1,216,976)
SandRidge Master	(250,105)	15,043,073	14,792,968
Eckhardt Master	(54,656)	(273,717)	(328,373)
Waypoint Master	(64,415)	(1,606,979)	(1,671,394)
PGR Master	(27,411)	591,465	564,054

Total	$(571,682)	$14,409,092	$13,837,410

	For the three months ended March 31, 2010
	Net Investment
	Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(47,890)	$6,886,287	$6,838,397
Graham Master	(99,316)	(3,943,186)	(4,042,502)
SandRidge Master	(261,244)	(15,233,208)	(15,494,452)
Eckhardt Master	(36,785)	(1,419,363)	(1,456,148)
Waypoint Master	(11,498)	573,053	561,555

Total	$(456,733)	$(13,136,417)	$(13,593,150)

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	March 31, 2011		For the three months ended March 31, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	20.59%	$11,234,460	$116,551	$2,533	$1,676	$112,342	Commodity Portfolio	Monthly
Graham Master	17.26%	9,421,920	(61,649)	9,586	1,459	(72,694)	Commodity Portfolio	Monthly
SandRidge Master	9.96%	5,433,165	247,726	3,510	1,180	243,036	Energy Portfolio	Monthly
Eckhardt Master	19.53%	10,660,281	(108,356)	17,402	7,183	(132,941)	Commodity Portfolio	Monthly
Waypoint Master	23.26%	12,696,276	(520,116)	16,633	7,104	(543,853)	Commodity Portfolio	Monthly
PGR Master	13.06%	7,126,995	146,084	2,208	7,369	136,507	Commodity Portfolio	Monthly

Total		$56,573,097	$(179,760)	$51,872	$25,971	$(257,603)

	December 31, 2010		For the three months ended March 31, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Campbell Master	—	$—	$(266,611)	$1,344	$672	$(268,627)	Commodity Portfolio	Monthly
Aspect Master	21.19%	12,593,732	844,224	6,292	1,951	835,981	Commodity Portfolio	Monthly
Graham Master	20.51%	12,185,485	(691,460)	12,179	1,975	(705,614)	Commodity Portfolio	Monthly
SandRidge Master	13.76%	8,175,283	(265,256)	4,994	1,347	(271,597)	Energy Portfolio	Monthly
Eckhardt Master	16.15%	9,595,146	(571,383)	8,568	7,127	(587,078)	Commodity Portfolio	Monthly
Waypoint Master	21.40%	12,714,093	91,723	1,371	987	89,365	Commodity Portfolio	Monthly
PGR Master	8.61%	5,114,408	—	—	—	—	Commodity Portfolio	Monthly

Total		$60,378,147	$(858,763)	$34,748	$14,059	$(907,570)

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

6.	Financial Instrument Risks:
     In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
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
March 31, 2011
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
Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in other funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.
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
The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended March 31, 2011 and December 31, 2010, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.
London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
Options. The Funds may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2011.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2011, Partnership Capital decreased 8.1% from $59,414,442 to $54,575,713. This decrease was attributable to the net loss from operations of $1,349,360, coupled with the redemption of 2,532.1456 Redeemable Units resulting in an outflow of $3,489,369. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.
Critical Accounting Policies
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.
     The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized and change in net unrealized trading gain (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
          During the first quarter of 2011, the Partnership’s net asset value per unit decreased 2.3% from $1,406.51 to $1,374.35 as compared to a decrease of 3.1% in the same period of 2010. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and related fees in the first quarter of 2011 of $190,952. Losses were primarily attributable to the Funds trading in currencies, U.S. and non-U.S. interest rates, metals and indices and were partially offset by gains in energy, grains, livestock and softs. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and related fees in the first quarter of 2010 of $866,449. Losses were primarily attributable to the Funds trading in energy, U.S. interest rates, metals, softs and indices and were partially offset by gains in currencies, grains, non-U.S. interest rates and livestock.
          The most significant losses were incurred within the interest rate sector, primarily during January, from long futures positions in European fixed-income as prices declined after European Central Bank President Jean-Claude Trichet said inflation pressures in the euro region may increase. Further losses were recorded within this sector during February from short positions in US and European interest rate futures as prices increased mid-month amid concern over unrest in the Middle East, which spurred demand for the relative “safety” of government debt. Within the metals sector, losses were experienced primarily during January due to long futures positions in gold as prices fell amid a strengthening U.S. dollar, which reduced the “safe-haven” appeal of the precious metal. Further losses were recorded within this sector during March from long futures positions in copper as prices moved lower amid concern that rising energy costs associated with mounting unrest in the Middle East may slow the global economy. Within the currency markets, losses were experienced primarily in January from long positions in the Australian dollar, South African rand, and Swiss franc versus the U.S. dollar as the value of these currencies declined against the U.S. dollar following the release of minutes from the latest U.S. Federal Reserve meeting that showed optimism about the U.S. economy and boosted demand for the U.S. currency. Within the global stock index markets, losses were experienced primarily during March from long positions in European, Pacific Rim, and U.S. equity index futures as prices moved sharply lower after the disaster in Japan spurred concern about global economic growth.
          A portion of the Partnership’s losses for the quarter was offset by gains achieved within the energy markets, primarily during February and March, from long futures positions in crude oil and its related products as prices rose after political tension in Egypt stoked worries that protests may spread to crude-producing parts of the Middle East. Further gains were recorded after futures prices of crude oil and its related products continued to increase as geopolitical tensions extended to Libya. Within the agricultural complex, gains were experienced primarily during January due to long futures positions in corn as prices increased to the highest levels since July 2008 after the U.S. government lowered forecasts for domestic inventories as adverse weather slashed harvests. Further gains were recorded within this sector during February from long positions in cocoa futures as prices rose to a one-year high on speculation that an order to ban exports from the Ivory Coast, the world’s largest producer of cocoa may be extended.

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

Interest income on 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM and/or will place up to all of the Funds’ assets in 90-day U.S. Treasury bills. Interest income from investment in the Funds for the three months ended March 31, 2011 increased by $3,506 as compared to the corresponding period in 2010. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended March 31, 2011, as compared to the corresponding period in 2010. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the three months ended March 31, 2011 decreased by $75,016 as compared to the corresponding period in 2010. The decrease in brokerage fees is primarily due to a decrease in average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2011 decreased by $35,690 as compared to the corresponding period in 2010. The decrease in management fees is primarily due to a decrease in average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended March 31, 2011 and 2010 resulted in an incentive fee accrual of $3,225 and $9,927, respectively.

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

Market movements result in frequent changes in the fair value of the Funds’ open positions and, consequently, in their earnings and cash balances. The Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Funds’ open positions and the liquidity of the markets in which they trade.

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
The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2011 and December 31, 2010. As of March 31, 2011, the Partnership’s total capitalization was $54,575,713.
March 31, 2011

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$4,170,851	7.64%
Energy	1,083,557	1.99%
Grains	144,793	0.27%
Indices	815,208	1.49%
Interest Rates U.S.	419,543	0.77%
Interest Rates Non-U.S.	892,840	1.64%
Livestock	100,626	0.18%
Lumber	98	0.00%
Metals	405,954	0.74%
Softs	149,095	0.27%

Total	$8,182,565	14.99%

As of December 31, 2010, the Partnership’s total capitalization was $59,414,442.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$2,017,181	3.40%
Energy	1,274,022	2.14%
Grains	254,311	0.43%
Indices	1,280,463	2.16%
Interest Rates U.S.	43,796	0.07%
Interest Rates Non-U.S.	381,358	0.64%
Livestock	14,152	0.02%
Metals	390,875	0.66%
Softs	130,248	0.22%

Total	$5,786,406	9.74%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2011 and December 31, 2010, and the highest, lowest and average value during the three months ended March 31, 2011 and for the twelve months ended December 31, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

As of March 31, 2011, Aspect Master’s total capitalization was $171,857,926. The Partnership owned approximately 6.5% of Aspect Master. As of March 31, 2011, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,848,407	3.99%	$8,424,651	$6,132,034	$7,404,837
Energy	2,054,170	1.20%	2,054,170	1,241,868	1,577,567
Grains	379,656	0.22%	736,876	342,613	543,431
Indices	1,979,457	1.15%	3,093,179	1,263,661	2,599,483
Interest Rates U.S.	586,200	0.34%	586,200	172,125	370,718
Interest Rates Non-U.S.	2,531,705	1.47%	2,531,705	1,273,466	2,101,082
Livestock	118,500	0.07%	128,500	76,750	119,217
Lumber	1,500	0.00%**	3,000	1,300	1,933
Metals	1,432,783	0.83%	1,857,539	1,115,572	1,299,324
Softs	646,569	0.38%	891,860	628,212	699,379

Total	$16,578,947	9.65%

*	Average of month-end Values at Risk

**	Due to rounding
As of December 31, 2010, Aspect Master’s total capitalization was $157,864,059. The Partnership owned approximately 8.0% of Aspect Master. As of December 31, 2010, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
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

As of March 31, 2011, Graham Master’s total capitalization was $158,206,830. The Partnership owned approximately 6.0% of Graham Master. As of March 31, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$10,526,667	6.65%	$14,645,028	$5,042,022	$9,712,741
Energy	1,121,320	0.71%	1,221,130	430,473	715,112
Grains	478,650	0.30%	624,700	436,750	497,655
Indices	4,094,626	2.59%	11,180,261	3,276,704	6,785,775
Interest Rates U.S.	829,155	0.52%	1,205,145	545,675	851,529
Interest Rates Non-U.S.	2,782,686	1.76%	3,022,899	1,439,332	2,717,692
Livestock	63,600	0.04%	63,600	38,000	42,867
Metals	1,048,048	0.66%	1,637,443	616,825	1,030,163
Softs	375,073	0.24%	491,327	241,774	354,051

Total	$21,319,825	13.47%

*	Average of month-end Values at Risk
As of December 31, 2010, Graham Master’s total capitalization was $168,924,671. The Partnership owned approximately 7.2% of Graham Master. As of December 31, 2010, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
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

As of March 31, 2011, SandRidge Master’s total capitalization was $378,195,781. The Partnership owned approximately 1.4% of SandRidge Master. As of March 31, 2011, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$34,995,837	9.25%	$61,733,650	$31,352,944	$41,648,911

Total	$34,995,837	9.25%

*	Average of month-end Values at Risk

As of December 31, 2010, SandRidge Master’s total capitalization was $528,735,257. The Partnership owned approximately 1.5% of SandRidge Master. As of December 31, 2010, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Energy	$61,391,255	11.61%	$85,692,107	$18,754,664	$56,852,448

Total	$61,391,255	11.61%

*	Annual average of month-end Value at Risk

As of March 31, 2011, Eckhardt Master’s total capitalization was $25,751,893. The Partnership owned approximately 41.4% of Eckhardt Master. As of March 31, 2011, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,226,115	4.76%	$1,671,011	$400,509	$1,112,646
Energy	686,180	2.66%	736,750	191,724	657,310
Grains	177,000	0.69%	528,082	5,000	253,023
Indices	1,004,141	3.90%	889,841	114,649	887,330
Interest Rates U.S.	318,450	1.24%	390,050	172,050	375,467
Interest Rates Non -U.S.	501,485	1.95%	501,485	101,934	296,287
Metals	503,540	1.95%	618,550	155,269	480,364
Softs	40,500	0.16%	124,357	29,700	89,178

Total	$4,457,411	17.31%

*	Average of month-end Values at Risk

As of December 31, 2010, Eckhardt Master’s total capitalization was $23,686,325. The Partnership owned approximately 40.5% of Eckhardt Master. As of December 31, 2010, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
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

As of March 31, 2011, Waypoint Master’s total capitalization was $39,105,172. The Partnership owned approximately 32.5% of Waypoint Master. As of March 31, 2011, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$7,828,647	20.01%	$10,064,603	$2,910,415	$6,548,633
Energy	109,000	0.28%	195,000	45,000	89,333
Interest Rates U.S.	170,500	0.44%	502,450	30,400	145,783
Interest Rates Non-U.S.	924,273	2.36%	1,369,739	330,677	840,248
Metals	120,024	0.31%	197,750	70,014	121,691
Softs	62,100	0.16%	89,700	54,000	68,600

Total	$9,214,544	23.56%

*	Average of month-end Values at Risk

As of December 31, 2010, Waypoint Master’s total capitalization was $41,247,646. The Partnership owned approximately 30.8% of Waypoint Master. As of December 31, 2010, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
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

As of March 31, 2011, PGR Master’s total capitalization was $27,753,496 . The Partnership owned approximately 25.7% of PGR Master. As of March 31, 2011, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:
March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$164,135	0.59%	$265,514	$125,948	$205,315
Energy	285,258	1.03%	302,794	173,242	244,413
Grains	70,500	0.25%	133,500	52,500	89,333
Indices	562,023	2.03%	837,150	372,931	658,492
Interest Rates U.S.	207,450	0.75%	207,450	132,200	161,292
Interest Rates Non -U.S.	346,720	1.25%	346,720	108,867	214,136
Livestock	9,600	0.03%	9,600	6,000	8,867
Metals	185,269	0.67%	230,771	134,516	179,933
Softs	97,864	0.35%	134,013	70,400	100,477

Total	$1,928,819	6.95%

*	Average of month-end Value at Risk

As of December 31, 2010, PGR Master’s total capitalization was $20,386,581 . The Partnership owned approximately 25.1% of PGR Master. As of December 31, 2010, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
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

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
     CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM”), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.
     There have been no material administrative, civil or criminal actions within the past five years against CGM (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.
Mutual Funds
     Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, CGM has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.
     On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and CGM completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and CGM in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.
     In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.
FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that CGM failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. CGM was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
Auction Rate Securities
     On May 31, 2006, the SEC instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the auction rate securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act of 1933, as amended. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings and penalties. CGM paid a penalty of $1.5 million.
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
Subprime Mortgage-Related Actions
     The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of collateralized debt obligations. Citigroup is cooperating fully with the SEC’s inquiries.
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
Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’ regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.
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
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units) that
	of Shares	Price Paid per	Purchased as Part	May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
January 1, 2011 – January 31, 2011	713.1124	1,372.31	N/A	N/A
February 1, 2011 – February 28, 2011	612.6286	1,391.93	N/A	N/A
March 1, 2011 – March 31, 2011	1,206.4046	1,374.35	N/A	N/A
	2,532.1456	1,378.03

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
     (a) Letter from the General Partner extending Advisory Agreement between the General Partner and SandRidge Capital, L.P. for 2010, dated June 1, 2010 (filed as Exhibit 10.5(a) to the Annual Report on Form 10-K filed on March 31, 2011 and incorporated herein by reference).
10.6 Management Agreement among the Partnership, the General Partner and Aspect Capital Limited, dated January 3, 2002 (filed as Exhibit 99 to the Annual Report on Form 10-K filed on March 27, 2003 and incorporated herein by reference).
     (a) Letter from the General Partner extending Management with Aspect Capital Limited for 2010, dated June 1, 2010 (filed as Exhibit 10.6(a) to the Annual Report on Form 10-K filed on March 31, 2011 and incorporated herein by reference).
10.7 Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company, dated March 31, 2008 (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2008 and incorporated herein by reference).
     (a) Letter from the General Partner extending Management Agreement with Eckhardt Trading Company for 2010, dated June 1, 2010 (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K filed on March 31, 2011 and incorporated herein by reference).
10.8 Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated February 25, 2010 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on May 17, 2010 and incorporated herein by reference).
     (a) Letter from the General Partner extending Management Agreement with Waypoint Capital Management LLC for 2010, dated June 1, 2010 (filed as Exhibit 10.10(A) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).
10.9 Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P., dated June 11, 2001 (filed as Exhibit 10 to the Annual Report on Form 10-K filed on March 27, 2002 and incorporated herein by reference).
     (a) Letter from the General Partner extending Management Agreement with Graham Capital Management, L.P. for 2010, dated June 1, 2010 (filed as Exhibit 10.9(a) to the Annual Report on Form 10-K filed on March 31, 2011 and incorporated herein by reference).
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

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	May 16, 2011

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 16, 2011