Form 10-Q
period 2011-06-30
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2011-08-15
CIK 1095007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes    No X

As of July 31, 2011, 38,451.8890 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2011 (unaudited) and December 31, 2010	3

	Schedules of Investments at June 30, 2011 (unaudited) and December 31, 2010	4 − 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2011 and 2010 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 − 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 − 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 − 25

Item 4.	Controls and Procedures	26

PART II - Other Information		27 − 30
Exhibits

EX–31.1 CERTIFICATION
EX–31.2 CERTIFICATION
EX–32.1 CERTIFICATION
EX–32.2 CERTIFICATION

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
EX-10.10
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1.  Financial Statements

Diversified 2000 Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) June 30,	December 31,
	2011	2010

Assets:
Investment in Funds, at fair value	$52,890,478	$60,378,147
Cash	176,378	152,302

Total assets	$53,066,856	$60,530,449

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$238,800	$272,388
Management fees	75,763	88,127
Incentive fees	0	352,348
Other	176,382	134,745
Redemptions payable	156,845	268,399

Total liabilities	647,790	1,116,007

Partners’ Capital:
General Partner, 441.6499 unit equivalents outstanding at June 30, 2011 and December 31, 2010	592,694	621,185
Limited Partners, 38,618.8145 and 41,800.7127 Redeemable Units outstanding at June 30, 2011 and December 31, 2010, respectively	51,826,372	58,793,257

Total partners’ capital	52,419,066	59,414,442

Total liabilities and partners’ capital	$53,066,856	$60,530,449

Net asset value per unit	$1,342.00	$1,406.51

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Schedule of Investments
June 30, 2011
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Funds
CMF Aspect Master Fund L.P.	$9,951,119	18.98%
CMF Graham Capital Master Fund L.P.	8,584,197	16.38
CMF SandRidge Master Fund L.P.	5,115,129	9.76
CMF Eckhardt Master Fund L.P.	10,374,303	19.79
Waypoint Master Fund L.P.	11,871,336	22.65
PGR Master Fund L.P.	6,994,394	13.34

Total investment in Funds, at fair value	$52,890,478	100.90%

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

Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment income:
Interest income from investment in Funds	$1,993	$15,326	$13,185	$23,012

Expenses:
Brokerage fees including clearing fees	798,171	888,058	1,631,146	1,796,049
Management fees	238,157	275,908	486,528	559,969
Incentive fees	(3,225)	142,677	0	152,604
Other	81,740	88,749	166,769	166,454

Total expenses	1,114,843	1,395,392	2,284,443	2,675,076

Net investment income (loss)	(1,112,850)	(1,380,066)	(2,271,258)	(2,652,064)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	583,147	1,000,429	992,519	(273,681)
Change in net unrealized gains (losses) on investment in Funds	(720,360)	(228,313)	(1,320,684)	179,348

Total trading results	(137,213)	772,116	(328,165)	(94,333)

Net income (loss)	(1,250,063)	(607,950)	(2,599,423)	(2,746,397)
Redemptions — General Partner	0	0	0	(250,000)
Redemptions — Limited Partners	(906,584)	(2,147,661)	(4,395,953)	(5,042,080)

Net increase (decrease) in Partners’ Capital	(2,156,647)	(2,755,611)	(6,995,376)	(8,038,477)
Partners’ Capital, beginning of period	54,575,713	62,440,445	59,414,442	67,723,311

Partners’ Capital, end of period	$52,419,066	$59,684,834	$52,419,066	$59,684,834

Net asset value per unit (39,060.4644 and 44,685.2519 units outstanding at June 30, 2011 and 2010, respectively)	$1,342.00	$1,335.67	$1,342.00	$1,335.67

Net income (loss) per unit *	$(32.35)	$(13.84)	$(64.51)	$(57.19)

Weighted average units outstanding	39,466.3109	45,664.3884	40,514.5278	46,827.8609

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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

Between January 31, 2000 (commencement of the initial offering period) and May 30, 2000, 16,045 redeemable units of limited partnership interest (“Redeemable Units”) and 162 general partner unit equivalents were sold at $1,000 per unit. The proceeds of the initial offering were held in an escrow account until May 31, 2000, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell up to 150,000 Redeemable Units during its initial offering period. As of November 25, 2002, the Partnership was authorized to sell an additional 40,000 Redeemable Units. The Partnership no longer offers Redeemable Units for sale.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of June 30, 2011, all trading decisions for the Partnership are made by the Advisors (defined below).

As of June 30, 2011, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”), SandRidge Capital L.P. (“SandRidge”), Waypoint Capital Management LLC (“Waypoint”) and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2011 and December 31, 2010 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.

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

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses)*	$(24.42)	$(3.06)	$(48.77)	$(38.82)
Interest income	0.05	0.34	0.33	0.50
Expenses**	(7.98)	(11.12)	(16.07)	(18.87)

Increase (decrease) for the period	(32.35)	(13.84)	(64.51)	(57.19)
Net asset value per unit, beginning of period	1,374.35	1,349.51	1,406.51	1,392.86

Net asset value per unit, end of period	$1,342.00	$1,335.67	$1,342.00	$1,335.67

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011		2010	2011	2010
Ratio to average net assets: ***
Net investment income (loss) before incentive fees ****	(8.2)%		(8.1)%	(8.2)%	(8.0)%

Operating expenses	8.2%		8.2%	8.2%	8.1%
Incentive fees	0.0	%*****	0.2%	0.0%	0.2%

Total expenses	8.2%		8.4%	8.2%	8.3%

Total return:
Total return before incentive fees	(2.4)%		(0.8)%	(4.6)%	(3.9)%
Incentive fees	0.0	%*****	(0.2)%	0.0%	(0.2)%

Total return after incentive fees	(2.4)%		(1.0)%	(4.6)%	(4.1)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.

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

All of the commodity interests owned by the Funds are held for trading purposes.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
The Partnership and the Funds will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended June 30, 2011 and December 31, 2010, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable
	6/30/2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$52,890,478	$—	$52,890,478	$—

Net fair value	$52,890,478	$—	$52,890,478	$—

		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable
	12/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$60,378,147	$—	$60,378,147	$—

Net fair value	$60,378,147	$—	$60,378,147	$—

5.	Investments in Funds:

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
June 30, 2011
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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2011.

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

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

At June 30, 2011, the Partnership owned approximately 6.2% of Aspect Master, 5.3% of Graham Master, 1.6% of SandRidge Master, 41.4% of Eckhardt Master, 31.3% of Waypoint Master and 22.3% of PGR Master. At December 31, 2010, the Partnership owned approximately 8.0% of Aspect Master, 7.2% of Graham Master, 1.5% of SandRidge Master, 40.5% of Eckhardt Master, 30.8% of Waypoint Master and 25.1% of PGR Master. It is Aspect’s, Graham’s, SandRidge’s, Eckhardt’s, Waypoint’s and PGR’s intention to continue to invest the assets allocated to each by the Partnership in Aspect Master, Graham Master, SandRidge Master, Eckhardt Master, Waypoint Master and PGR Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

     Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	June 30, 2011
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$161,590,568	$1,233,120	$160,357,448
Graham Master	163,117,009	1,643,146	161,473,863
SandRidge Master	334,456,876	16,413,705	318,043,171
Eckhardt Master	25,163,091	125,459	25,037,632
Waypoint Master	38,256,105	292,377	37,963,728
PGR Master	31,466,858	41,093	31,425,765

Total	$754,050,507	$19,748,900	$734,301,607

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$157,910,582	$46,523	$157,864,059
Graham Master	168,973,503	48,832	168,924,671
SandRidge Master	581,631,311	52,896,054	528,735,257
Eckhardt Master	23,748,773	62,448	23,686,325
Waypoint Master	41,306,976	59,330	41,247,646
PGR Master	20,415,391	28,810	20,386,581

Total	$993,986,536	$53,141,997	$940,844,539

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

     Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(49,767)	$(4,157,070)	$(4,206,837)
Graham Master	(236,860)	(7,784,946)	(8,021,806)
SandRidge Master	(180,388)	15,086,153	14,905,765
Eckhardt Master	(62,034)	(98,570)	(160,604)
Waypoint Master	(49,050)	846,382	797,332
PGR Master	(26,281)	(107,699)	(133,980)

Total	$(604,380)	$3,784,250	$3,179,870

	For the six months ended June 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(78,606)	$(2,431,100)	$(2,509,706)
Graham Master	(383,116)	(8,855,666)	(9,238,782)
SandRidge Master	(430,493)	30,129,226	29,698,733
Eckhardt Master	(116,690)	(372,287)	(488,977)
Waypoint Master	(113,465)	(760,597)	(874,062)
PGR Master	(53,692)	483,766	430,074

Total	$(1,176,062)	$18,193,342	$17,017,280

	For the three months ended June 30, 2010
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(66,054)	$993,585	$927,531
Graham Master	(136,035)	957,704	821,669
SandRidge Master	(388,928)	(68,950,382)	(69,339,310)
Eckhardt Master	(40,138)	2,073,976	2,033,838
Waypoint Master	(47,691)	5,344,480	5,296,789

Total	$(678,846)	$(59,580,637)	$(60,259,483)

	For the six months ended June 30, 2010
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(113,944)	$7,879,872	$7,765,928
Graham Master	(235,351)	(2,985,482)	(3,220,833)
SandRidge Master	(650,172)	(84,183,590)	(84,833,762)
Eckhardt Master	(76,923)	654,613	577,690
Waypoint Master	(59,189)	5,917,533	5,858,344

Total	$(1,135,579)	$(72,717,054)	$(73,852,633)

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	June 30, 2011		For the three months ended June 30, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	18.98%	$9,951,119	$(257,814)	$2,682	$757	$(261,253)	Commodity Portfolio	Monthly
Graham Master	16.38%	8,584,197	(349,661)	12,271	774	(362,706)	Commodity Portfolio	Monthly
SandRidge Master	9.76%	5,115,129	254,019	1,822	1,316	250,881	Energy Portfolio	Monthly
Eckhardt Master	19.79%	10,374,303	(41,095)	18,488	7,614	(67,197)	Commodity Portfolio	Monthly
Waypoint Master	22.65%	11,871,336	263,933	11,013	4,756	248,164	Commodity Portfolio	Monthly
PGR Master	13.34%	6,994,394	(4,602)	2,092	4,154	(10,848)	Commodity Portfolio	Monthly

Total		$52,890,478	$(135,220)	$48,368	$19,371	$(202,959)

	June 30, 2011		For the six months ended June 30, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	18.98%	$9,951,119	$(141,263)	$5,215	$2,433	$(148,911)	Commodity Portfolio	Monthly
Graham Master	16.38%	8,584,197	(411,310)	21,857	2,233	(435,400)	Commodity Portfolio	Monthly
SandRidge Master	9.76%	5,115,129	501,745	5,332	2,496	493,917	Energy Portfolio	Monthly
Eckhardt Master	19.79%	10,374,303	(149,451)	35,890	14,797	(200,138)	Commodity Portfolio	Monthly
Waypoint Master	22.65%	11,871,336	(256,183)	27,646	11,860	(295,689)	Commodity Portfolio	Monthly
PGR Master	13.34%	6,994,394	141,482	4,300	11,523	125,659	Commodity Portfolio	Monthly

Total		$52,890,478	$(314,980)	$100,240	$45,342	$(460,562)

	December 31, 2010		For the three months ended June 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	21.19%	$12,593,732	$123,814	$6,170	$5,911	$111,733	Commodity Portfolio	Monthly
Graham Master	20.51%	12,185,485	109,722	12,913	5,967	90,842	Commodity Portfolio	Monthly
SandRidge Master	13.76%	8,175,283	(1,149,016)	8,203	1,541	(1,158,760)	Energy Portfolio	Monthly
Eckhardt Master	16.15%	9,595,146	851,774	10,690	7,361	833,723	Commodity Portfolio	Monthly
Waypoint Master	21.40%	12,714,093	851,148	6,526	2,893	841,729	Commodity Portfolio	Monthly
PGR Master	8.61%	5,114,408	—	—	—	—	Commodity Portfolio	Monthly

Total		$60,378,147	$787,442	$44,502	$23,673	$719,267

	December 31, 2010		For the six months ended June 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Campbell Master	0.00%	$—	$(266,611)	$1,344	$672	$(268,627)	Financial, Metal & Energy Large Portfolio	Monthly
Aspect Master	21.19%	12,593,732	968,038	12,462	7,862	947,714	Commodity Portfolio	Monthly
Graham Master	20.51%	12,185,485	(581,738)	25,092	7,942	(614,772)	Commodity Portfolio	Monthly
SandRidge Master	13.76%	8,175,283	(1,414,272)	13,197	2,888	(1,430,357)	Energy Portfolio	Monthly
Eckhardt Master	16.15%	9,595,146	280,391	19,258	14,488	246,645	Commodity Portfolio	Monthly
Waypoint Master	21.40%	12,714,093	942,871	7,897	3,880	931,094	Commodity Portfolio	Monthly
PGR Master	8.61%	5,114,408	—	—	—	—	Commodity Portfolio	Monthly

Total		$60,378,147	$(71,321)	$79,250	$37,732	$(188,303)

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
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
     As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.
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
June 30, 2011
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
The Partnership and the Funds will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended June 30, 2011 and December 31, 2010, the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
Options. The Funds may purchase and write (sell) both exchange—listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
Subsequent Events. The General Partner of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.
Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2011.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2011, Partnership Capital decreased 11.8% from $59,414,442 to $52,419,066. This decrease was attributable to the net loss from operations of $2,599,423, coupled with the redemption of 3,181.8982 Redeemable Units resulting in an outflow of $4,395,953. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.
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
     The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized trading gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
           During the second quarter of 2011, the Partnership’s net asset value per unit decreased 2.4% from $1,374.35 to $1,342.00 as compared to a decrease of 1.0% in the second quarter of 2010. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and related fees in the second quarter of 2011 of $137,213. Losses were primarily attributable to the Funds trading in energy, grains, livestock, indices, metals, and softs, and were partially offset by gains in currencies, U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the second quarter of 2010 of $772,116. Gains were primarily attributable to the Funds trading in currencies, U.S. and non-U.S. interest rates, and were partially offset by losses in energy, grains, livestock, metals, softs and indices.
          The most significant losses were incurred within the global stock index sector, primarily during May and June, from long positions in Pacific Rim, European, and U.S. equity index futures as prices declined on worse-than-expected economic reports and mounting worries over the European debt crisis. Within the energy markets, losses were recorded primarily during May and June due to long futures positions in crude oil and its related products as prices moved lower amid concern energy demand may weaken. Further losses were experienced in June due to short positions in natural gas futures as prices rose on forecasts of above-average temperatures in the U.S. Within the agricultural complex, losses were experienced primarily during June from long positions in corn futures as prices fell sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. Losses were also experienced within the metals markets, primarily during June, due to long positions in aluminum futures as prices fell amid a slowing global economy and a rising U.S. dollar. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the global interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Gains were also experienced within the currency markets, primarily during April, from long positions in the Swiss franc, Australian dollar, and Brazilian real versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies.
           During the Partnership’s six months ended June 30, 2011, the net asset value per unit decreased 4.6% from $1,406.51 to $1,342.00 as compared to a decrease of 4.1% in the same period of 2010. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and related fees in the six months ended June 30, 2011 of $328,165. Losses were primarily attributable to the Funds trading in grains, livestock, metals, non- U.S. interest rates and indices and were partially offset by gains in currencies, energy, U.S. interest rates, and softs. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and related fees in the six months ended June 30, 2010 of $94,333. Losses were primarily attributable to the Funds trading in energy, grains, livestock, metals, softs and indices and were partially offset by gains in currencies, U.S. and non-U.S. interest rates, energy and livestock.
          The most significant losses were incurred within the global stock index sector, primarily during May and June, from long positions in Pacific Rim, European, and U.S. equity index futures as prices declined on worse-than-expected economic reports and mounting worries over the European debt crisis. Additional losses were experienced in this sector during March from long positions in European equity index futures as prices moved lower. Within the agricultural complex, losses were incurred primarily during March due to long positions in cocoa futures as prices fell on signs the political turmoil in the Ivory Coast, the world’s largest cocoa producing country, may be easing. Further losses were incurred within this sector during June from long positions soybean and corn futures as prices fell. Losses were also experienced within the metals markets, primarily during March, from long positions in copper futures as prices moved lower amid concern that rising energy costs would possibly slow the global economy and reduce demand for base metals. Further losses were incurred within this sector during May and June from long positions in aluminum futures, A portion of the Partnership’s losses for the first half of the year was offset by gains achieved within the energy markets, during the first four months of the year, from long futures positions in crude oil and its related products as prices rose after political tension in Egypt and Libya stoked worries that protests may spread to crude-producing parts of the Middle East. Gains were also experienced within the global interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Gains were also experienced within the currency markets, primarily during April, from long positions in the Swiss franc, Indonesian rupiah, and Brazilian real versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies.

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

Interest income on 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM. Interest income from investment in the Funds for the three and six months ended June 30, 2011 decreased by $13,333 and $9,827, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the three and six months ended June 30, 2011 decreased by $89,887 and $164,903, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees is primarily due to a decrease in average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2011 decreased by $37,751 and $73,441, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is primarily due to a decrease in average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended June 30, 2011 resulted in a reversal of an incentive fee accrual of $3,225. There were no incentive fees earned for the six months ended June 30, 2011. Trading performance for the three and six months ended June 30, 2010 resulted in an incentive fee accrual of $142,677 and $152,604, respectively.

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

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.

Market movements result in frequent changes in the fair value of the Funds’ open positions and, consequently, in their earnings and cash balances. The Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Funds’ open contracts and the liquidity of the markets in which they trade.

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
Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Partnership’s advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first trading Value at Risk tables reflects the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, indirectly held by each Fund, separately.
The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2011 and December 31, 2010. As of June 30, 2011, the Partnership’s total capitalization was $52,419,066.
June 30, 2011

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$2,428,929	4.63%
Energy	408,094	0.78%
Grains	57,493	0.11%
Indices	999,227	1.91%
Interest Rates U.S.	234,650	0.45%
Interest Rates Non-U.S.	1,094,700	2.09%
Livestock	5,858	0.01%
Lumber	558	0.00%*
Metals	298,719	0.57%
Softs	110,746	0.21%

Total	$5,638,974	10.76%

*  Due to rounding
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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2011 and December 31, 2010, and the highest, lowest and average value during the three months ended June 30, 2011 and for the twelve months ended December 31, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

As of June 30, 2011, Aspect Master’s total capitalization was $160,357,448. The Partnership owned approximately 6.2% of Aspect Master. As of June 30, 2011, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2011

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,644,755	4.14%	$9,705,808	$6,644,755	$8,426,784
Energy	950,544	0.59%	2,078,345	856,518	1,280,704
Grains	123,592	0.08%	498,219	123,592	340,962
Indices	1,221,773	0.76%	2,915,866	914,885	1,958,623
Interest Rates U.S.	1,448,950	0.90%	2,289,150	1,118,150	1,618,750
Interest Rates Non-U.S.	6,697,399	4.18%	6,742,007	1,784,812	4,313,958
Livestock	33,755	0.02%	131,900	31,500	61,990
Lumber	9,000	0.01%	9,000	1,000	7,500
Metals	916,286	0.57%	1,578,653	811,801	1,137,353
Softs	425,101	0.27%	627,776	410,674	487,133

Total	$18,471,155	11.52%

*	Average of month-end Values at Risk
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

As of June 30, 2011, Graham Master’s total capitalization was $161,473,863. The Partnership owned approximately 5.3% of Graham Master. As of June 30, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

June 30, 2011

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$13,555,324	8.40%	$13,555,324	$8,726,569	$11,581,843
Energy	1,054,172	0.65%	1,790,886	646,679	1,209,214
Grains	392,062	0.24%	561,012	325,891	400,296
Indices	2,488,837	1.54%	8,218,707	1,625,857	3,260,028
Interest Rates U.S.	968,150	0.60%	4,564,925	968,150	2,351,225
Interest Rates Non-U.S.	1,987,740	1.23%	2,505,732	795,437	1,561,437
Livestock	66,000	0.04%	88,800	6,000	40,800
Metals	1,263,511	0.78%	1,753,698	740,183	1,078,290
Softs	332,954	0.21%	508,137	247,550	337,506

Total	$22,108,750	13.69%

*	Average of month-end Values at Risk
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

As of June 30, 2011, SandRidge Master’s total capitalization was $318,043,171. The Partnership owned approximately 1.6% of SandRidge Master. As of June 30, 2011, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
June 30, 2011
(Unaudited)

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$14,252,103	4.48%	$36,257,390	$14,252,103	$26,359,282

Total	$14,252,103	4.48%

*	Average of month-end Values at Risk

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

As of June 30, 2011, Eckhardt Master’s total capitalization was $25,037,632. The Partnership owned approximately 41.4% of Eckhardt Master. As of June 30, 2011, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

June 30, 2011
(Unaudited)

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,554,541	6.21%	$1,678,029	$421,164	$1,318,042
Energy	9,000	0.04%	886,666	9,000	295,257
Grains	16,250	0.07%	353,000	16,250	148,500
Indices	874,793	3.49%	1,132,389	202,007	814,340
Interest Rates U.S.	59,900	0.24%	1,698,650	59,900	625,667
Interest Rates Non -U.S.	432,300	1.73%	810,839	330,312	471,232
Metals	243,462	0.97%	486,126	97,609	322,180
Softs	81,000	0.32%	98,480	19,800	53,500

Total	$3,271,246	13.07%

*	Average of month-end Values at Risk

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

As of June 30, 2011, Waypoint Master’s total capitalization was $37,963,728. The Partnership owned approximately 31.3% of Waypoint Master. As of June 30, 2011, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
June 30, 2011

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,978,315	5.21%	$10,317,436	$381,280	$6,777,194
Energy	46,750	0.12%	112,500	42,500	51,875
Grains	40,250	0.11%	111,500	19,250	75,875
Indices	1,040,966	2.74%	1,280,802	200,908	648,984
Interest Rates U.S.	26,000	0.07%	591,250	26,000	367,367
Interest Rates Non-U.S.	697,203	1.84%	1,537,795	78,185	821,745
Metals	142,500	0.37%	170,512	40,500	156,506
Softs	37,800	0.10%	105,300	37,800	62,100

Total	$4,009,784	10.56%

*	Average of month-end Values at Risk

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

As of June 30, 2011, PGR Master’s total capitalization was $31,425,765. The Partnership owned approximately 22.3% of PGR Master. As of June 30, 2011, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:
June 30, 2011

				Three Months Ended June 30, 2011
		% of Total		High	Low	Average
Market Sector	Value at Risk	Capitalization		Value at Risk	Value at Risk	Value at Risk*
Currencies	$160,222	0.51%		$215,746	$136,005	$169,091
Energy	210,298	0.67%		343,619	154,095	251,494
Grains	43,612	0.14%		93,250	37,750	67,454
Indices	464,495	1.48%		823,818	451,440	624,393
Interest Rates U.S.	271,600	0.86%		393,800	234,600	299,075
Interest Rates Non-U.S.	793,338	2.52%		793,338	429,966	603,584
Livestock	1,200	0.00%	**	10,800	1,200	4,400
Metals	132,500	0.42%		220,971	77,258	133,010
Softs	95,865	0.31%		108,860	61,317	83,750

Total	$2,173,130	6.91%

*	Average of month-end Value at Risk
**	Due to rounding

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

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 1A.	Risk Factors.
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units at the net asset value per Redeemable Unit as of the end of each month.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units) that
	of Shares	Price Paid per	Purchased as Part	May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
April 1, 2011 – April 30, 2011	198.8395	1,450.25	N/A	N/A
May 1, 2011 – May 31, 2011	334.0394	1,381.19	N/A	N/A
June 1, 2011 – June 30, 2011	116.8737	1,342.00	N/A	N/A
	649.7526	1,395.27

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
10.10 Form of Amended and Restated Management Agreement among the Partnership, the General Partner and PGR Capital LLP, (filed herein).
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	August 15, 2011

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 15, 2011