Form 10-Q
period 2011-09-30
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2011-11-14
CIK 1095007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes    No X

As of October 31, 2011, 37,313.5030 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2011 (unaudited) and December 31, 2010	3

	Schedules of Investments at September 30, 2011 (unaudited) and December 31, 2010	4 − 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2011 and 2010 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 − 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 − 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 − 25

Item 4.	Controls and Procedures	26

PART II - Other Information		27 − 30
Exhibits

EX–31.1 CERTIFICATION
EX–31.2 CERTIFICATION
EX–32.1 CERTIFICATION
EX–32.2 CERTIFICATION

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1.  Financial Statements

Diversified 2000 Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2011	2010

Assets:
Investment in Funds, at fair value	$52,797,084	$60,378,147
Cash	189,015	152,302

Total assets	$52,986,099	$60,530,449

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$238,438	$272,388
Management fees	74,792	88,127
Incentive fees	172,824	352,348
Other	161,262	134,745
Redemptions payable	249,861	268,399

Total liabilities	897,177	1,116,007

Partners’ Capital:
General Partner, 441.6499 unit equivalents outstanding at September 30, 2011 and December 31, 2010	604,062	621,185
Limited Partners, 37,642.3490 and 41,800.7127 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively	51,484,860	58,793,257

Total partners’ capital	52,088,922	59,414,442

Total liabilities and partners’ capital	$52,986,099	$60,530,449

Net asset value per unit	$1,367.74	$1,406.51

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Schedule of Investments
September 30, 2011
(Unaudited)

		% of Partners’
	Fair Value	Capital

Investment in Funds
CMF Aspect Master Fund L.P.	$10,885,947	20.90%
CMF Graham Capital Master Fund L.P.	8,002,684	15.37
CMF SandRidge Master Fund L.P.	4,027,141	7.73
CMF Eckhardt Master Fund L.P.	9,299,575	17.85
Waypoint Master Fund L.P.	13,252,229	25.44
PGR Master Fund L.P.	7,329,508	14.07

Total investment in Funds, at fair value	$52,797,084	101.36%

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

Diversified 2000 Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment income:
Interest income from investment in Funds	$1,581	$15,722	$14,766	$38,734

Expenses:
Brokerage fees including clearing fees	764,260	839,607	2,395,406	2,635,656
Management fees	228,947	261,593	715,475	821,562
Incentive fees	172,824	(58,484)	172,824	94,120
Other	52,205	38,536	218,974	204,990

Total expenses	1,218,236	1,081,252	3,502,679	3,756,328

Net investment income (loss)	(1,216,655)	(1,065,530)	(3,487,913)	(3,717,594)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	970,227	205,967	1,962,746	(67,714)
Change in net unrealized gains (losses) on investment in Funds	1,264,538	1,382,922	(56,146)	1,562,270

Total trading results	2,234,765	1,588,889	1,906,600	1,494,556

Net income (loss)	1,018,110	523,359	(1,581,313)	(2,223,038)
Redemptions — General Partner	0	(75,000)	0	(325,000)
Redemptions — Limited Partners	(1,348,254)	(2,210,852)	(5,744,207)	(7,252,932)

Net increase (decrease) in Partners’ Capital	(330,144)	(1,762,493)	(7,325,520)	(9,800,970)
Partners’ Capital, beginning of period	52,419,066	59,684,834	59,414,442	67,723,311

Partners’ Capital, end of period	$52,088,922	$57,922,341	$52,088,922	$57,922,341

Net asset value per unit (38,083.9989 and 42,980.8027 units outstanding at September 30, 2011 and 2010, respectively)	$1,367.74	$1,347.63	$1,367.74	$1,347.63

Net income (loss) per unit *	$25.74	$11.96	$(38.77)	$(45.23)

Weighted average units outstanding	38,740.2279	44,103.6436	39,923.0945	45,919.7885

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of September 30, 2011, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”), SandRidge Capital L.P. (“SandRidge”), Waypoint Capital Management LLC (“Waypoint”) and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2011 and December 31, 2010 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.

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

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$37.42	$17.02	$(11.35)	$(21.80)
Interest income	0.04	0.36	0.37	0.86
Expenses **	(11.72)	(5.42)	(27.79)	(24.29)

Increase (decrease) for the period	25.74	11.96	(38.77)	(45.23)
Net asset value per unit, beginning of period	1,342.00	1,335.67	1,406.51	1,392.86

Net asset value per unit, end period	$1,367.74	$1,347.63	$1,367.74	$1,347.63

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Ratios to average net assets: ***
Net investment (income) loss before incentive fees ****	(7.8)%	(7.7)%	(8.0)%	(7.9)%

Operating expenses	7.9%	7.8%	8.1%	8.0%
Incentive fees	0.3%	(0.1)%	0.3%	0.2%

Total expenses	8.2%	7.7%	8.4%	8.2%

Total return:
Total return before incentive fees	2.3%	0.8%	(2.4)%	(3.1)%
Incentive fees	(0.4)%	0.1%	(0.4)%	(0.1)%

Total return after incentive fees	1.9%	0.9%	(2.8)%	(3.2)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership’s investments are in other funds. The results of the Partnership’s trading activities from its investments in the Funds are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

4.	Fair Value Measurements:

Partnership’s and the Funds’ Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in the Funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended September 30, 2011 and December 31, 2010, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable
	9/30/2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$52,797,084	$—	$52,797,084	$—

Net fair value	$52,797,084	$—	$52,797,084	$—

		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable
	12/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Funds	$60,378,147	$—	$60,378,147	$—

Net fair value	$60,378,147	$—	$60,378,147	$—

5.	Investments in Funds:

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
September 30, 2011
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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2011.

Aspect Master’s, Graham Master’s, SandRidge Master’s, Eckhardt Master’s, Waypoint Master’s and PGR Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.
Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

At September 30, 2011, the Partnership owned approximately 6.5% of Aspect Master, 5.6% of Graham Master, 1.3% of SandRidge Master, 41.5% of Eckhardt Master, 29.9% of Waypoint Master and 21.5% of PGR Master. At December 31, 2010, the Partnership owned approximately 8.0% of Aspect Master, 7.2% of Graham Master, 1.5% of SandRidge Master, 40.5% of Eckhardt Master, 30.8% of Waypoint Master and 25.1% of PGR Master. It is Aspect’s, Graham’s, SandRidge’s, Eckhardt’s, Waypoint’s and PGR’s intention to continue to invest the assets allocated to each by the Partnership in Aspect Master, Graham Master, SandRidge Master, Eckhardt Master, Waypoint Master and PGR Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

     Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2011
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$166,609,631	$28,543	$166,581,088
Graham Master	143,001,399	43,258	142,958,141
SandRidge Master	326,282,515	12,642,258	313,640,257
Eckhardt Master	22,513,093	91,543	22,421,550
Waypoint Master	44,350,960	55,254	44,295,706
PGR Master	34,071,825	53,504	34,018,321

Total	$736,829,423	$12,914,360	$723,915,063

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$157,910,582	$46,523	$157,864,059
Graham Master	168,973,503	48,832	168,924,671
SandRidge Master	581,631,311	52,896,054	528,735,257
Eckhardt Master	23,748,773	62,448	23,686,325
Waypoint Master	41,306,976	59,330	41,247,646
PGR Master	20,415,391	28,810	20,386,581

Total	$993,986,536	$53,141,997	$940,844,539

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

     Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2011
	Net Investment
	Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(41,821)	$17,484,618	$17,442,797
Graham Master	(213,853)	(7,001,386)	(7,215,239)
SandRidge Master	(153,758)	18,193,702	18,039,944
Eckhardt Master	(36,609)	(2,067,641)	(2,104,250)
Waypoint Master	(42,646)	5,476,730	5,434,084
PGR Master	(26,811)	2,066,599	2,039,788

Total	$(515,498)	$34,152,622	$33,637,124

	For the nine months ended September 30, 2011
	Net Investment
	Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(120,427)	$15,053,518	$14,933,091
Graham Master	(596,969)	(15,857,052)	(16,454,021)
SandRidge Master	(584,251)	48,322,928	47,738,677
Eckhardt Master	(153,299)	(2,439,928)	(2,593,227)
Waypoint Master	(156,111)	4,716,133	4,560,022
PGR Master	(80,503)	2,550,365	2,469,862

Total	$(1,691,560)	$52,345,964	$50,654,404

	For the three months ended September 30, 2010
	Net Investment
	Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(14,082)	$11,582,903	$11,568,821
Graham Master	(93,915)	5,920,237	5,826,322
SandRidge Master	(299,798)	(42,934,957)	(43,234,755)
Eckhardt Master	(39,324)	1,602,450	1,563,126
Waypoint Master	(38,593)	(909,222)	(947,815)

Total	$(485,712)	$(24,738,589)	$(25,224,301)

	For the nine months ended September 30, 2010
	Net Investment
	Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(128,026)	$19,462,775	$19,334,749
Graham Master	(329,266)	2,934,755	2,605,489
SandRidge Master	(949,970)	(127,118,547)	(128,068,517)
Eckhardt Master	(116,247)	2,257,063	2,140,816
Waypoint Master	(97,782)	5,008,311	4,910,529

Total	$(1,621,291)	$(97,455,643)	$(99,076,934)

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	September 30, 2011		For the three months ended September 30, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	20.90%	$10,885,947	$1,126,336	$2,420	$613	$1,123,303	Commodity Portfolio	Monthly
Graham Master	15.37%	8,002,684	(397,462)	11,068	1,291	(409,821)	Commodity Portfolio	Monthly
SandRidge Master	7.73%	4,027,141	271,402	1,261	1,159	268,982	Energy Portfolio	Monthly
Eckhardt Master	17.85%	9,299,575	(857,344)	9,381	6,099	(872,824)	Commodity Portfolio	Monthly
Waypoint Master	25.44%	13,252,229	1,630,077	9,381	4,052	1,616,644	Commodity Portfolio	Monthly
PGR Master	14.07%	7,329,508	463,337	2,446	3,698	457,193	Commodity Portfolio	Monthly

Total		$52,797,084	$2,236,346	$35,957	$16,912	$2,183,477

	September 30, 2011		For the nine months ended September 30, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	20.90%	$10,885,947	$985,073	$7,635	$3,046	$974,392	Commodity Portfolio	Monthly
Graham Master	15.37%	8,002,684	(808,772)	32,925	3,524	(845,221)	Commodity Portfolio	Monthly
SandRidge Master	7.73%	4,027,141	773,147	6,593	3,655	762,899	Energy Portfolio	Monthly
Eckhardt Master	17.85%	9,299,575	(1,006,795)	45,271	20,896	(1,072,962)	Commodity Portfolio	Monthly
Waypoint Master	25.44%	13,252,229	1,373,894	37,027	15,912	1,320,955	Commodity Portfolio	Monthly
PGR Master	14.07%	7,329,508	604,819	6,746	15,221	582,852	Commodity Portfolio	Monthly

Total		$52,797,084	$1,921,366	$136,197	$62,254	$1,722,915

	December 31, 2010		For the three months ended September 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	21.19%	$12,593,732	$1,250,985	$4,816	$1,341	$1,244,828	Commodity Portfolio	Monthly
Graham Master	20.51%	12,185,485	596,180	12,815	1,238	582,127	Commodity Portfolio	Monthly
SandRidge Master	13.76%	8,175,283	(747,144)	6,233	1,847	(755,224)	Energy Portfolio	Monthly
Eckhardt Master	16.15%	9,595,146	660,182	10,771	7,244	642,167	Commodity Portfolio	Monthly
Waypoint Master	21.40%	12,714,093	(155,592)	5,400	2,988	(163,980)	Commodity Portfolio	Monthly
PGR Master	8.61%	5,114,408	—	—	—	—	Commodity Portfolio	Monthly

Total		$60,378,147	$1,604,611	$40,035	$14,658	$1,549,918

	December 31, 2010		For the nine months ended September 30, 2010
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Campbell Master	0.00%	$—	$(266,611)	$1,344	$672	$(268,627)	Financial, Metal & Energy Large Portfolio	Monthly
Aspect Master	21.19%	12,593,732	2,219,023	17,278	9,203	2,192,542	Commodity Portfolio	Monthly
Graham Master	20.51%	12,185,485	14,442	37,907	9,180	(32,645)	Commodity Portfolio	Monthly
SandRidge Master	13.76%	8,175,283	(2,161,416)	19,430	4,735	(2,185,581)	Energy Portfolio	Monthly
Eckhardt Master	16.15%	9,595,146	940,573	30,029	21,732	888,812	Commodity Portfolio	Monthly
Waypoint Master	21.40%	12,714,093	787,279	13,297	6,868	767,114	Commodity Portfolio	Monthly
PGR Master	8.61%	5,114,408	—	—	—	—	Commodity Portfolio	Monthly

Total		$60,378,147	$1,533,290	$119,285	$52,390	$1,361,615

Diversified 2000 Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

6.	Financial Instrument Risks:
     In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Specific market movements of commodities of futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
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
September 30, 2011
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
Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), through its investment in the funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.
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
The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended September 30, 2011 and December 31, 2010, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
September 30, 2011
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
The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.
Subsequent Events. The General Partner of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.
In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership is currently evaluating the impact that this proposed update would have on the financial statements.
Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2011.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2011, Partnership Capital decreased 12.3% from $59,414,442 to $52,088,922. This decrease was attributable to the net loss from operations of $1,581,313, coupled with the redemption of 4,158.3637 Redeemable Units resulting in an outflow of $ 5,744,207. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.
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

Results of Operations
           During the third quarter of 2011, the Partnership’s net asset value per unit increased 1.9% from $1,342.00 to $1,367.74 as compared to an increase of 0.9% in the third quarter of 2010. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the third quarter of 2011 of $2,234,765. Gains were primarily attributable to the Funds trading in metals, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, indices, livestock and softs. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the third quarter of 2010 of $1,588,889. Gains were primarily attributable to the Funds trading in currencies, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in energy, livestock and indices.
          The most significant gains were experienced within the global interest rate sector due to long positions in European, U.S., and Australian fixed income futures as prices advanced higher throughout the majority of the quarter due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals complex, gains were recorded primarily during July and August from long positions in gold futures after prices reached a record high as escalating concern that the global economy is slowing boosted demand for the precious metal. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the currency markets, primarily during August and September, from long positions in the Indian rupee, Canadian dollar, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by “safe haven” demand following central bank intervention in the Japanese yen and amid concerns related to the European debt crisis. Within the agricultural complex, losses were incurred primarily during July and September from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Further losses were recorded within this sector during September from long positions in coffee futures as prices fell amid stable stockpiles before harvesting begins in Central America and Colombia. Within the global stock index sector, losses were incurred primarily during July and August due to long positions in U.S. equity index futures as prices dropped amid concern about the European sovereign debt crisis and Standard & Poor’s downgrade of the United States’ sovereign credit rating. Within the energy sector, losses were incurred primarily during August from long positions in crude oil and its related products at the beginning of the month as prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe.
           During the Partnership’s nine months ended September 30, 2011, the net asset value per unit decreased 2.8% from $1,406.51 to $1,367.74 as compared to a decrease of 3.2% in the same period of 2010. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the nine months ended September 30, 2011 of $1,906,600. Gains were primarily attributable to the Funds trading in energy, metals, U.S. and non- U.S. interest rates and were partially offset by losses in currencies, grains, indices, livestock and softs. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the nine months ended September 30, 2010 of $1,494,556. Gains were primarily attributable to the Funds trading in currencies, U.S. and non-U.S. interest rates and were partially offset by losses in energy, grains, indices, livestock, metals and softs.
           Within the global stock index markets, losses were incurred primarily during March, May, July, and August. During March, long positions in European, U.S., and Pacific Rim equity index futures resulted in losses as prices moved sharply lower after the tsunami and subsequent nuclear plant disaster in Japan spurred concern about global economic growth. Additional losses were experienced within this sector during May from long positions in U.S., European, and Pacific Rim equity index futures as prices declined on worse-than-expected economic reports and mounting worries over the European debt crisis. During July and August, long positions in European and U.S. equity index futures resulted in losses as prices dropped amid concern about the European sovereign debt crisis and Standard & Poor’s downgrade of the United States’ sovereign credit rating. Within the currency sector, losses were recorded primarily during May, from long positions in the British pound and euro versus the U.S. dollar as the value of these currencies moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating, prompting concern that the European sovereign debt crisis may escalate. Additional losses were recorded during August and September from long positions in the Australian dollar and Canadian dollar versus the U.S. dollar as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Within the agricultural complex, losses were incurred primarily during July and September from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Further losses were recorded within this sector during September from long positions in coffee futures as prices fell amid stable stockpiles before harvesting begins in Central America and Colombia. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the global interest rate sector from long positions in European, U.S., and Australian fixed income futures as prices advanced higher throughout the majority of the third quarter due to concern about the European sovereign debt crisis and a faltering global economy. Further gains were experienced within the energy sector, primarily during February, from short positions in natural gas futures as prices declined earlier in the month on forecasts of warmer-than-normal weather in U.S. consuming regions that reduced demand for the heating fuel. Within the metals complex, small gains were recorded primarily during July and August from long positions in gold futures after prices reached a record high as escalating concern that the global economy is slowing boosted demand for the precious metal.
          Commodity futures markets are highly volatile. Broad and rapid price fluctuations increase the risks involved in commodity trading, but also increase the possibility for profit or loss. The profitability of the Funds depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Funds expect to increase capital through operations.

Interest income on 80% of the average daily equity maintained in cash in the Funds’ brokerage account at a 30-day U.S. Treasury bill rate determined by CGM. Interest income from investment in the Funds for the three and nine months ended September 30, 2011 decreased by $14,141 and $23,968, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates and lower average daily equity during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the three and nine months ended September 30, 2011 decreased by $75,347 and $240,250, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees is primarily due to a decrease in average net assets during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2011 decreased by $32,646 and $106,087, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is primarily due to a decrease in average net assets during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three and nine months ended September 30, 2011 resulted in a incentive fee accrual of $172,824. Trading performance for the three months ended September 30, 2010 resulted in a reversal of an incentive fee accrual of $58,484. Trading performance for the nine months ended September 30, 2010 resulted in an incentive fee accrual of $94,120.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers each advisors past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

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

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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
Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first trading Value at Risk tables reflects the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, indirectly held by each Fund, separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2011 and December 31, 2010. As of September 30, 2011, the Partnership’s total capitalization was $52,088,922.
September 30, 2011

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$2,209,115	4.24%
Energy	478,032	0.92%
Grains	58,950	0.11%
Interest Rates U.S.	295,381	0.57%
Interest Rates Non-U.S.	891,552	1.71%
Livestock	8,979	0.02%
Lumber	488	0.00%*
Metals	143,417	0.27%
Softs	127,975	0.25%
Indices	490,948	0.94%

Total	$4,704,837	9.03%

*	Due to rounding
As of December 31, 2010, the Partnership’s total capitalization was $59,414,442.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$2,017,181	3.40%
Energy	1,274,022	2.14%
Grains	254,311	0.43%
Indices	1,280,463	2.16%
Interest Rates U.S.	43,796	0.07%
Interest Rates Non-U.S.	381,358	0.64%
Livestock	14,152	0.02%
Metals	390,875	0.66%
Softs	130,248	0.22%

Total	$5,786,406	9.74%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2011 and December 31, 2010, and the highest, lowest and average value during the three months ended September 30, 2011 and for the twelve months ended December 31, 2010. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

As of September 30, 2011, Aspect Master’s total capitalization was $166,581,088. The Partnership owned approximately 6.5% of Aspect Master. As of September 30, 2011, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$1,923,722	1.15%	$6,495,071	$1,688,702	$3,757,153
Energy	1,322,164	0.79%	1,585,649	854,247	1,265,335
Grains	186,028	0.11%	381,852	102,816	260,787
Indices	1,495,277	0.90%	2,364,697	1,057,013	1,791,850
Interest Rates U.S.	1,210,150	0.73%	1,578,350	1,110,450	1,318,467
Interest Rates Non-U.S.	6,392,512	3.84%	6,730,979	4,456,158	5,791,254
Livestock	28,650	0.02%	59,405	5,450	29,269
Lumber	7,500	0.00%**	9,000	7,500	8,000
Metals	796,772	0.48%	1,706,378	649,748	1,152,407
Softs	371,073	0.22%	484,983	343,249	372,271

Total	$13,733,848	8.24%

*	Annual average of month-end Value at Risk
**	Due to rounding
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

As of September 30, 2011, Graham Master’s total capitalization was $142,958,141. The Partnership owned approximately 5.6% of Graham Master. As of September 30, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,902,891	3.43%	$14,715,746	$4,054,432	$9,021,925
Energy	1,644,645	1.15%	1,710,689	805,479	1,414,892
Grains	517,966	0.36%	672,995	330,409	467,824
Indices	1,318,348	0.92%	7,570,579	1,264,457	2,684,660
Interest Rates U.S.	489,000	0.34%	1,656,700	443,080	972,817
Interest Rates Non-U.S.	2,457,971	1.72%	3,388,979	1,112,934	2,050,874
Livestock	67,200	0.05%	127,950	2,400	32,800
Metals	1,136,889	0.80%	1,714,134	955,310	1,315,587
Softs	307,192	0.21%	414,872	161,005	297,674

Total	$12,842,102	8.98%

*	Average of month-end Values at Risk
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

As of September 30, 2011, SandRidge Master’s total capitalization was $313,640,257. The Partnership owned approximately 1.3% of SandRidge Master. As of September 30, 2011, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
September 30, 2011
(Unaudited)

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$7,571,027	2.41%	$14,337,593	$6,832,784	$9,875,067

Total	$7,571,027	2.41%

*	Average of month-end Values at Risk

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

As of September 30, 2011, Eckhardt Master’s total capitalization was $22,421,550. The Partnership owned approximately 41.5% of Eckhardt Master. As of September 30, 2011, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

September 30, 2011
(Unaudited)

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$279,040	1.24%	$1,566,309	$91,656	$561,771
Energy	192,008	0.86%	640,516	6,000	386,143
Grains	3,500	0.02%	301,704	3,500	135,355
Interest Rates U.S.	137,530	0.61%	435,400	11,000	158,427
Interest Rates Non -U.S.	16,176	0.07%	564,611	16,176	176,086
Softs	40,845	0.18%	131,208	18,659	83,083

Total	$669,099	2.98%

*	Average of month-end Values at Risk

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

As of September 30, 2011, Waypoint Master’s total capitalization was $44,295,706. The Partnership owned approximately 29.9% of Waypoint Master. As of September 30, 2011, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,531,756	12,49%	$9,736,393	$2,979,290	$7,221,636
Energy	109,500	0.25%	115,500	22,000	73,875
Indices	253,600	0.57%	1,252,697	253,600	271,950
Interest Rates U.S.	164,000	0.37%	270,500	26,000	161,633
Interest Rates Non-U.S.	91,371	0.21%	841,827	55,028	213,582
Softs	121,500	0.27%	121,500	14,700	81,600

Total	$6,271,727	14.16%

*	Average of month-end Values at Risk

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

As of September 30, 2011, PGR Master’s total capitalization was $34,018,321. The Partnership owned approximately 21.5% of PGR Master. As of September 30, 2011, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:
September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$184,720	0.54%	$564,600	$130,952	$295,840
Energy	414,624	1.22%	541,391	206,823	353,437
Grains	76,275	0.22%	142,700	44,600	78,375
Indices	1,135,353	3.34%	1,244,652	236,424	778,565
Interest Rates U.S.	387,100	1.14%	398,000	242,750	308,750
Interest Rates Non -U.S.	1,415,627	4.16%	1,480,846	732,429	1,026,575
Livestock	15,600	0.05%	15,600	1,200	6,000
Metals	130,050	0.38%	360,250	130,050	189,850
Softs	155,226	0.46%	195,982	77,196	114,844

Total	$3,914,575	11.51%

*	Average of month-end Value at Risk

As of December 31, 2010, PGR Master’s total capitalization was $20,386,581. The Partnership owned approximately 25.1% of PGR Master. As of December 31, 2010, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:
December 31, 2010

			Period Ended December 31, 2010
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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Subprime-Mortgage Related Actions
On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Item 1A.	Risk Factors.
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units) that
	of Shares	Price Paid per	Purchased as Part	May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
July 1, 2011 – July 31, 2011	166.9255	1,377.63	N/A	N/A
August 1, 2011 – August 31, 2011	626.8584	1,385.37	N/A	N/A
September 1, 2011 – September 30, 2011	182.6816	1,367.74	N/A	N/A
	976.4655	1,380.75

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
     (a) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).
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
10.10 Form of Amended and Restated Management Agreement among the Partnership, the General Partner and PGR Capital LLP, (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 15, 2011 and incorporated herein by reference).
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer)

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

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	November 14, 2011

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 14, 2011