Form 10-K
period 2011-12-31
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2012-03-30
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☑            No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☑.

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

Yes ☐            No ☑

Limited Partnership Redeemable Units with an aggregate value of $51,826,372 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter end.

As of February 29, 2012, 36,083.6645 Limited Partnership Redeemable Units were outstanding.

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

The Partnership no longer offers Redeemable Units for sale. Redemptions of Redeemable Units for the years ended December 31, 2011, 2010 and 2009 are reported in the Statements of Changes in Partners’ Capital on page 31 under “Item 8. Financial Statements and Supplementary Data”.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of December 31, 2011, all commodity trading decisions are made for the Partnership by Graham Capital Management, L.P. (“Graham”), Aspect Capital Limited (“Aspect”), SandRidge Capital L.P. (“SandRidge”), Eckhardt Trading Company (“Eckhardt”), Waypoint Capital Management LLC (“Waypoint”) and PGR Capital LLP (“PGR”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Campbell & Company, Inc. (“Campbell”) was terminated as of February 28, 2010. A description of the trading activities and focus of the Advisors is included on page 12 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profit, if any, net of distributions.

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

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using its K4D — 15V program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be a limited partner of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

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

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,000.0000 units of Eckhardt Master with cash equal to $10,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by Eckhardt using its Standard Program — Higher Leveraged, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2011.

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

For the period January 1, 2011 through December 31, 2011, the approximate average market sector distribution for the Partnership was as follows:

*	Due to rounding.

At December 31, 2011, the Partnership owned approximately 6.5% of Aspect Master, 5.7% of Graham Master, 1.0% of SandRidge Master, 41.5% of Eckhardt Master, 28.4% of Waypoint Master and 15.7% of PGR Master. At December 31, 2010, the Partnership owned approximately, 8.0% of Aspect Master, 7.2% of Graham Master, 1.5% of SandRidge Master, 40.5% of Eckhardt Master, 30.8% of Waypoint Master and 25.1% of PGR Master. Aspect, Graham, SandRidge, Eckhardt, Waypoint and PGR intend to continue to invest the assets allocated to each by the Partnership in Aspect Master, Graham Master, SandRidge Master, Eckhardt Master, Waypoint Master and PGR Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Pursuant to the terms of the management agreement (the “Management Agreement”) with each Advisor, the Partnership is obligated to pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to each Advisor, except for Aspect and PGR, which will receive a monthly management fee equal to 1/12 of 1.25% (1.25% per year) and 1/12 of 1% (1% per year) respectively, of month-end Net Assets allocated to each Advisor. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. The Management Agreements generally continue in effect until June 30 of each year and are renewable by the General Partner for additional one-year periods upon 30 days prior notice to an Advisor. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not receive an incentive fee until the Advisor recovers the net loss incurred and earns, additional new trading profits for the Partnership.

The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership pays CGM a monthly brokerage fee equal to 0.45% (5.4% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. All clearing fees are borne by the Funds and allocated to the Partnership based on its proportionate share of each Fund. All of the Partnership’s assets not held in the Funds’ account at CGM are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. In addition, CGM will pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in each of the Funds’ accounts during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreements between the Partnership and CGM and each of the Funds and CGM give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and forward contracts. The Customer Agreement may be terminated upon notice by either party.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is set forth under “Item 6. Selected Financial Data”. The Partnership’s Capital as of December 31, 2011, was $47,249,161.

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

An investor may lose all of its investment.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, CFTC and the Securities and Exchange Commission (the “SEC”) are in the process of promulgating rules to regulate swaps dealers, to require that swaps be traded on an exchange or swap execution facilities, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules, may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. In addition, the CFTC has adopted new speculative position limits on economically equivalent futures, options and swaps.The trading instructions of an Advisor may have to be modified, and positions held by the Partnership/Funds may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

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

In May 2007, CGM finalized settlements agreement with the NYSE and the New Jersey Bureau of Securities relating to alleged improper market-timing of mutual funds by certain of its brokers prior to September 2003. The allegations included failure to supervise trading of mutual fund shares and variable annuity mutual fund sub-accounts, failure to prevent market-timing by its brokers and failure to comply with applicable recordkeeping requirements. CGM neither admitted nor denied any wrongdoing or liability, and paid $50 million in disgorgement and penalties.

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

Beginning in March 2008, Citigroup and certain of its affiliates, including CGM, have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and customers concerning auction-rate securities (“ARS”), many of which have been resolved. These have included, among others: (i) numerous lawsuits and arbitrations filed by customers of Citigroup and its affiliates seeking damages in connection with investments in ARS; (ii) a consolidated putative class action asserting claims for federal securities violations, which has been dismissed and is now pending on appeal; (iii) two putative class actions asserting violations of Section 1 of the Sherman Act, which have been dismissed and are now pending on appeal; and (iv) a derivative action filed against certain Citigroup officers and directors, which has been dismissed. In addition, based on an investigation, report and recommendation from a committee of Citigroup’s Board of Directors, the Board refused a shareholder demand that was made after dismissal of the derivative action. Additional information relating to certain of these actions is publicly available in court filings under the docket numbers 08 Civ. 3095 (S.D.N.Y.) (Swain, J.), 10-722 (2d Cir.); 10-867 (2d Cir.); 11-1270 (2d Cir.).

Subprime Mortgage-Related Litigation and Other Matters

The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.

On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. The SEC alleged misleading statements about the extent of its holdings of assets backed by subprime mortgages. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).

On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. On November 28, 2011, the United States District Court for the Southern District of New York declined to approve the settlement on the grounds that the court was not presented with enough facts to approve the settlement. A trial date was set for July 16, 2012. On December 15 and 19, 2011, respectively, the SEC and s filed notices of appeal. On December 27, 2011, the United States Court of Appeals for the Second Circuit granted an emergency stay of further proceedings in the district court, pending the Second Circuit’s ruling on the SEC’s motion to stay the district court proceedings during the pendency of the appeals. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Citigroup and certain of its affiliates have also been named as defendants in actions brought by counterparties and investors that have suffered losses as a result of the credit crisis. Those actions include claims asserted by investors in CDO-related transactions, including Moneygram Payment Systems, Inc., which filed a lawsuit in Minnesota state court on October 26, 2011, alleging misstatements in connection with the sale of CDO securities. Additional information relating to this action is publicly available in court filings under docket number 102611H-10 (Minn. 4th Judicial District, Hennepin Cnty.). Additional actions asserting claims related to investments or participation in CDO-related transactions may be filed in the future.

On February 9, 2012, Citigroup announced that CitiMortgage, along with other mortgage servicers, had reached an agreement in principle with the United States and with the Attorneys General for 49 states (Oklahoma did not participate) and the District of Columbia to settle a number of related investigations into residential loan servicing and origination practices. In conjunction with this settlement, Citigroup and certain of its affiliates, including CGM, also entered into a settlement with the United States Attorney’s Office for the Southern District of New York of a “qui tam” action. This action alleged that, as a participant in the Direct Endorsement Lender program, CitiMortgage had certified to the United States Department of Housing and Urban Development and the Federal Housing Administration (“FHA”) that certain loans were eligible for FHA insurance when in fact they were not. The settlement releases Citigroup from claims arising out of its acts or omissions relating to the origination, underwriting, or endorsement of all FHA-insured loans prior to the effective date of the settlement. Under the settlement, Citigroup will pay the United States $158.3 million, for which Citigroup had fully provided as of December 31, 2011. CitiMortgage will continue to participate in the Direct Endorsement Lender program. Additional information relating to this action is publicly available in court filings under the docket number 11 Civ. 5423 (S.D.N.Y.) (Marrero, J.).

The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.

Credit Crisis Related Matters

Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.

Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. The Partnership has issued no stock. There is no established public market for the Redeemable Units.

(b) Holders. The number of holders of Redeemable Units as of December 31, 2011, was 1,796.

(c) Dividends. The Partnership did not declare a distribution in 2011 or 2010. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Redeemable Units for the years ended December 31, 2011, 2010 and 2009. The Partnership no longer offers Redeemable Units for sale.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 — October 31, 2011	328.8454	$1,277.44	N/A	N/A
November 1, 2011 — November 30, 2011	178.0115	$1,249.69	N/A	N/A
December 1, 2011 — December 31, 2011	185.6559	$1,263.63	N/A	N/A

	692.5128	$1,266.60	N/A	N/A

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6. Selected Financial Data.

Realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and the net asset value per unit for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 and total assets at December 31, 2011, 2010, 2009, 2008 and 2007 were as follows:

	2011	2010	2009	2008	2007
Realized and unrealized trading gains (losses) and investment in Funds net of brokerage fees (including clearing fees), of $3,076,304, $3,478,486, $4,244,399, $5,523,222 and $6,584,804, respectively	$(4,422,430)	$1,911,748	$(2,957,413)	$16,823,665	$(2,575,632)
Interest income	14,995	52,850	53,348	1,027,369	4,064,499

	$(4,407,435)	$1,964,598	$(2,904,065)	$17,851,034	$1,488,867

Net income (loss)	$(5,543,935)	$289,639	$(4,886,914)	$13,562,137	$(801,591)

Increase (decrease) in net asset value per unit	$(142.88)	$13.65	$(91.11)	$195.34	$(5.96)

Net asset value per unit	$1,263.63	$1,406.51	$1,392.86	$1,483.97	$1,288.63

Total assets	$47,890,346	$60,530,449	$68,926,969	$92,283,681	$100,299,729

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

The General Partner manages all the business affairs of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner employs a team of approximately 47 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use propreitary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the Management Agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.

The programs traded by each Advisor on behalf of the Partnership are: Aspect — Diversified Program (“Diversified Program”), Graham — K4D — 15V Program, SandRidge — Energy Program (the “Energy Program”), Eckhardt — Standard Program — Higher Leveraged, Waypoint

— Diversified Program and PGR — Mayfair Program. In allocating the assets of the Partnership among Advisors, the General Partner considered past performance trading style, volatility of markets traded and fee requirements. The General partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time. As of December 31, 2011 and September 30, 2011, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	December 31, 2011	September 30, 2011
Aspect Capital Limited	23%	21%
Graham Capital Management L.P.	15%	15%
SandRidge Capital Management L.P.	6%	7%
Eckhardt Trading Company	18%	18%
Waypoint Capital Management LLC	23%	25%
PGR Capital LLP	15%	14%

Aspect Capital Limited.

Aspect trades its Diversified Program on behalf of the Partnership, through its investment in Aspect Master. Diversified Program is a proprietary, systematic global futures trading program. Its goal is the generation of significant long-term capital growth independent of stock and bond market returns. This program continuously monitors price movements in a wide range of global financial, currency and commodity markets, searching for profit opportunities over periods ranging from a few hours to several months.

Aspect has designed Diversified Program to have broad market diversification (subject to liquidity constraints). Aspect believes that its quantitative resources are sufficient to enable it to design and implement a broadly diversified portfolio with a significant allocation to numerous different markets.

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

Graham’s trading systems are systematic as they rely primarily on technical rather than fundamental information as the basis for their trading decisions. Graham’s systems are based on the expectation that they can over time successfully anticipate market events using quantitative mathematical models to determine their trading activities, as opposed to attempting properly to forecast price trends using subjective analysis of supply and demand

Graham trades the Partnership’s assets allocated to it in accordance with its proprietary K4D — 15V Program. The K4D — 15V Program combines four individual Graham investment programs into one program. The K4D — 15V Program initially allocates assets equally among other Graham programs. As market conditions or other circumstances change, Graham may alter the weightings of the individual programs and add (or delete) other programs to the K4D — 15V Program, as it deems appropriate.

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

Eckhardt Trading Company

Eckhardt began managing accounts according to the Standard Program — Higher Leveraged, a proprietary, systematic trading system, in October 1991. For this program, Eckhardt primarily engages in trading financial and commodity futures contracts on U.S. and non-U.S. exchanges. Currently the market groups or contracts traded by Eckhardt in the Standard Program — Higher Leveraged include, but are not limited to, U.S. and international interest rates, stock indices, currencies and cross-rates, metals, energy products, grains and soft markets. Eckhardt may add or delete markets and/or exchanges at its discretion. In addition, Eckhardt may trade options on futures, forward contracts on commodities and currencies, cash currencies, and may engage in transactions in physical commodities, including exchanges for physicals (“EFPs”) (in addition to EFPs in currencies).

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

Waypoint Capital Management LLC

Waypoint relies on technical rather than fundamental information as the basis for its trading decisions in the Diversified Program, a proprietary, systematic trading system. The primary objective of the trading program is to identify and exploit medium and long-term price trends in futures and currency markets. The program is designed to mathematically analyze recent trading characteristics of each market and compare such characteristics to the historical trading pattern of the particular market. The program utilizes proprietary trend identification and risk management strategies that are intended to enable it to benefit from sustained price trends with the goal of protecting the account from high levels of risk and volatility. Over the course of a long-term trend, times exist when the potential reward of a market appears to be outweighed by the risk. In such circumstances, some of Waypoint’s trading programs may exit the position prior to the end of the trend. While the result may be that program is out of the market during a significant portion of a trend, Waypoint expects that the accompanying decrease in volatility of performance is adequate reward.

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

Specific Fund Level performance information is included in Note 5 to the Partnership’s financial statements included in Item 8 “Financial Statements and Supplementary Data.”

For the period January 1, 2011 through December 31, 2011, the average allocation by commodity market sector for each of the Funds was as follows:

CMF Graham Capital Master Fund L.P.

Currencies	39.5%
Energy	7.2%
Grains	4.3%
Interest Rates Non-U.S.	10.6%
Interest Rates U.S.	8.1%
Livestock	0.3%
Metals	7.2%
Softs	2.6%
Stock Indices	20.2%

CMF Aspect Master Fund L.P.

Currencies	25.9%
Energy	10.2%
Grains	3.6%
Interest Rates Non-U.S.	25.1%
Interest Rates U.S.	8.2%
Livestock	0.5%
Metals	8.7%
Softs	4.3%
Stock Indices	13.5%

CMF SandRidge Master Fund L.P.

Energy	100%

CMF Eckhardt Master Fund L.P.

Currencies	30.7%
Energy	18.3%
Grains	6.9%
Interest Rates Non-U.S.	8.9%
Interest Rates U.S.	14.5%
Metals	6.7%
Softs	3.8%
Stock Indices	10.2%

Waypoint Master Fund L.P.

Currencies	65.6%
Energy	1.3%
Grains	1.5%
Interest Rates Non-U.S.	11.5%
Interest Rates U.S.	5.2%
Metals	1.4%
Softs	1.9%
Stock Indices	11.6%

PGR Master Fund L.P.

Currencies	10.6%
Energy	11.9%
Grains	4.2%
Interest Rates Non-U.S.	22.0%
Interest Rates U.S.	10.9%
Livestock	0.4%
Metals	8.6%
Softs	4.7%
Stock Indices	26.7%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in their trading accounts, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts, and options, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2011.

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

From January 1, 2011 through December 31, 2011, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 14.9%. The foregoing margin to equity ratio takes into account positions and cash held in the Partnership’s name as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards, swaps and certain option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 8.2% to 50.6% of the Funds’ contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership/Funds’ counterparty is an exchange or clearing organization.

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

Other than the risks inherent in commodity futures, forwards, options and swaps trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at the net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2011, 4,850.8765 Redeemable Units were redeemed totaling $6,621,346. For the year ended December 31, 2010, 6,135.8505 Redeemable Units were redeemed totaling $8,273,508 and 243.6331 General Partner unit equivalents were redeemed totaling $325,000. For the year ended December 31, 2009, 8,625.5595 Redeemable Units were redeemed totaling $12,416,394 and 1,319.8660 General Partner unit equivalents were redeemed totaling $1,885,638.

The Partnership no longer offers Redeemable Units for sale.

(c) Results of Operations.

For the year ended December 31, 2011, the net asset value per unit decreased 10.2% from $1,406.51 to $1,263.63. For the year ended December 31, 2010, the net asset value per unit increased 1.0% from $1,392.86 to $1,406.51. For the year ended December 31, 2009, the net asset value per unit decreased 6.1% from $1,483.97 to $1,392.86.

The Partnership experienced a net trading loss through investments in the Funds of $1,346,126 in 2011. Losses were primarily attributed to the trading of currencies, grains, indices, livestock, and metals and were partially offset by gains in energy, U.S. and non-U.S. interest rates. The net trading gain (or loss) realized from the Funds is disclosed on page 31 under “Item 8. Financial Statements and Supplementary Data.”

During the year ended December 31,2011, within the currency sector, losses were recorded primarily during November, from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar declined after the Reserve Bank of Australia cut its benchmark interest rate. Meanwhile, losses were also incurred from long positions in the British pound versus the U.S. dollar as the value of the British pound declined amid concern the country’s economic-growth outlook is deteriorating. Additional losses in the currency sector were recorded during May from long positions in the British pound and euro versus the U.S. dollar as the value of these currencies moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating, prompting concern that the European sovereign debt crisis may escalate. Within the global stock index markets, losses were incurred during March, May, July, and August. During March, long positions in European, U.S., and Pacific Rim equity index futures resulted in losses as prices moved sharply lower after the tsunami and subsequent nuclear plant disaster in Japan spurred concern about global economic growth. Additional losses were experienced within this sector during May from long positions in U.S., European, and Pacific Rim equity index futures as prices declined on worse-than-expected economic reports and mounting worries over the European debt crisis. During July and August, long positions in European and U.S. equity index futures resulted in losses as prices dropped amid concern about the European sovereign debt crisis and Standard & Poor’s downgrade of the United States’ sovereign credit rating. Within the agricultural complex, losses were incurred primarily during September from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Further losses were recorded within this sector during September from long positions in coffee futures as prices fell amid stable stockpiles before harvesting begins in Central America and Colombia. Additional losses were experienced within this sector during December from short futures position in the soybean complex as prices increased on speculation adverse weather may reduce yield in Argentina and Brazil, thereby boosting demand for U.S. supplies. Losses were also experienced within the metals markets, primarily during May and June, due to long positions in copper and nickel futures as base metals prices fell as a slowing global economy and a rising U.S. dollar eroded the appeal of commodities as an investment and eased the risk of accelerating inflation. Further losses were recorded during October from short positions in copper futures as prices rose on speculation of increased demand in China, the world’s biggest purchaser of copper. A portion of the Partnership’s losses for the year was offset by gains achieved within the global interest rate sector throughout the majority of the third quarter from long positions in European, U.S., and Australian fixed income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy. Further gains were experienced within the energy sector, primarily during February, from short positions in natural gas futures as prices declined early in the month on forecasts of warmer-than-normal weather in U.S. consuming regions that reduced demand for the heating fuel. Further gains were recorded within this sector during November from short positions in natural gas futures as prices moved lower on speculation of abundant supplies and low demand amid mild weather across the U.S.

The Partnership experienced a net trading gain through investments in the Funds of $5,390,234 in 2010. Gains were primarily attributed to the trading of currencies, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in energy, indices and livestock.

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

Interest income on 80% of the average daily equity maintained in cash in the Funds’ brokerage account was earned at a 30-day U.S. Treasury bill rate determined by CGM. Interest income from investment in the Funds for the three and twelve months ended December 31, 2011 decreased by $13,887 and $37,855, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates and lower average daily equity during the three and twelve months ended December 31, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and twelve months ended December 31, 2011 decreased by $161,932 and $402,182, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees is primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2011 as compared to the corresponding periods in 2010.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and twelve months ended December 31, 2011 decreased by $58,962 and $165,049, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2011 as compared to the corresponding periods in 2010.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the Management Agreements and are payable annually. Trading performance for the three months ended December 31, 2011 resulted in a reversal of an incentive fee accrual of $172,824. There were no incentive fees earned for the twelve months ended December 31, 2011. Trading performance for the three and twelve months ended December 31, 2010 resulted in an incentive fee accrual of $258,228 and $352,348, respectively.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2011 and 2010 were $154,618 and $217,985, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2011 and 2010 were $64,121 and $21,816, respectively.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Funds are subject to increased risks with respect to their trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

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

GAAP requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership were priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2011 and 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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

Options. The Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

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

The risk to the limited partners that have purchased Redeemable Units in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

The Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

The fair value of the Funds’ futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Funds in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2011 and 2010. As of December 31, 2011, the Partnership’s total capitalization was $47,249,161.

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization

Currencies	$1,226,446	2.60%
Energy	416,314	0.88%
Grains	234,357	0.50%
Indices	606,159	1.28%
Interest Rates U.S.	483,829	1.02%
Interest Rates Non-U.S.	1,311,683	2.78%
Livestock	6,858	0.01%
Lumber	488	0.00%*
Metals	286,993	0.61%
Softs	173,921	0.37%

Total	$4,747,048	10.05%

*	Due to rounding

As of December 31, 2010, the Partnership’s total capitalization was $59,414,442.

December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$2,017,181	3.40%
Energy	1,274,022	2.14%
Grains	254,311	0.43%
Indices	1,280,463	2.16%
Interest Rates U.S.	43,796	0.07%
Interest Rates Non-U.S.	381,358	0.64%
Livestock	14,152	0.02%
Metals	390,875	0.66%
Softs	130,248	0.22%

Total	$5,786,406	9.74%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of December 31, 2011 and 2010, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2011, Aspect Master’s total capitalization was $163,705,164. The Partnership owned approximately 6.5% of Aspect Master. As of December 31, 2011, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies	$2,807,437	1.71%	$9,705,808	$1,688,702	$5,538,957
Energy	1,507,645	0.92%	2,078,345	854,247	1,329,387
Grains	593,449	0.36%	738,173	102,816	421,438
Indices	1,940,895	1.19%	3,093,179	914,885	1,992,336
Interest Rates U.S.	999,225	0.61%	2,289,150	83,863	1,060,327
Interest Rates Non-U.S.	6,012,060	3.67%	6,742,007	699,901	4,253,781
Livestock	58,360	0.04%	131,900	4,785	63,524
Lumber	7,500	0.00%**	9,000	1,300	6,483
Metals	1,645,692	1.01%	1,857,539	649,748	1,226,695
Softs	697,143	0.43%	891,860	324,467	526,580

Total	$16,269,406	9.94%

*	Annual average of month-end Value at Risk
**	Due to rounding

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

As of December 31, 2011, Graham Master’s total capitalization was $127,523,174. The Partnership owned approximately 5.7% of Graham Master. As of December 31, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,181,686	4.06%	$14,715,746	$1,934,690	$8,500,010
Energy	2,114,289	1.66%	2,114,289	430,473	1,224,336
Grains	1,611,500	1.27%	1,783,300	325,891	633,165
Indices	4,513,393	3.54%	11,180,261	924,448	3,873,039
Interest Rates U.S.	1,636,222	1.28%	4,564,925	91,689	1,397,376
Interest Rates Non-U.S.	5,486,252	4.30%	5,647,770	813,077	2,296,485
Livestock	10,800	0.01%	127,950	2,400	35,984
Metals	2,117,496	1.66%	2,219,604	616,825	1,237,109
Softs	987,729	0.77%	987,729	161,005	421,227

Total	$23,659,367	18.55%

*	Annual average of month-end Value at Risk

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

As of December 31, 2011, SandRidge Master’s total capitalization was $296,445,752. The Partnership owned approximately 1.0% of SandRidge Master. As of December 31, 2011, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,666,386	0.90%	$61,733,650	$1,015,817	$20,188,738

Total	$2,666,386	0.90%

*	Annual average of month-end Value at Risk

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

As of December 31, 2011, Eckhardt Master’s total capitalization was $20,506,579. The Partnership owned approximately 41.5% of Eckhardt Master. As of December 31, 2011, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$731,217	3.57%	$1,678,029	$27,951	$834,998
Energy	223,190	1.10%	886,666	6,000	412,832
Grains	97,363	0.47%	528,082	3,500	144,509
Indices	49,666	0.24%	1,132,389	5,600	466,488
Interest Rates U.S.	405,700	1.98%	1,698,650	3,900	330,777
Interest Rates Non-U.S.	179,363	0.87%	1,114,087	9,616	264,205
Softs	41,600	0.20%	131,208	10,463	66,776

Total	$1,728,099	8.43%

*	Annual average of month-end Value at Risk

As of December 31, 2010, Eckhardt Master’s total capitalization was $23,686,325. The Partnership owned approximately 40.5% of Eckhardt Master. As of December 31, 2010, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,025,866	4.33%	$1,147,164	$9,175	$427,400
Energy	248,250	1.05%	580,400	10,875	238,534
Grains	348,259	1.47%	370,823	41,862	169,215
Indices	610,979	2.58%	3,147,442	19,055	430,625
Interest Rates U.S.	3,900	0.02%	887,750	3,900	351,889
Interest Rates Non-U.S.	331,533	1.40%	852,062	63,225	352,114
Metals	268,184	1.13%	365,762	26,255	198,271
Softs	46,300	0.19%	146,472	10,950	70,345

Total	$2,883,271	12.17%

*	Annual average of month-end Value at Risk

As of December 31, 2011, Waypoint Master’s total capitalization was $39,192,330. The Partnership owned approximately 28.4% of Waypoint Master. As of December 31, 2011, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies	$1,465,318	3.74%	$10,317,436	$325,222	$5,419,330
Energy	47,250	0.12%	195,000	12,250	73,156
Grains	181,500	0.46%	221,500	15,000	94,143
Indices	84,070	0.21%	1,861,926	19,012	596,211
Interest Rates U.S.	339,700	0.87%	591,250	26,000	244,963
Interest Rates Non-U.S.	1,096,807	2.80%	1,537,795	55,028	713,282
Metals	137,000	0.35%	245,750	17,000	151,548
Softs	108,000	0.28%	353,250	14,700	75,763

Total	$3,459,645	8.83%

*	Annual average of month-end Value at Risk

As of December 31, 2010, Waypoint Master’s total capitalization was $41,247,646. The Partnership owned approximately 30.8% of Waypoint Master. As of December 31, 2010, Waypoint Master’s Value at Risk of its assets (including the portion of the Partnership allocated to Waypoint for trading) was as follows:

December 31, 2010

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

As of December 31, 2011, PGR Master’s total capitalization was $45,036,946. The Partnership owned approximately 15.7% of PGR Master. As of December 31, 2011, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$694,855	1.54%	$694,855	$100,205	$258,300
Energy	348,040	0.77%	541,391	154,095	291,918
Grains	244,450	0.54%	252,500	37,750	98,122
Indices	1,529,751	3.40%	1,529,751	236,424	793,620
Interest Rates U.S.	375,000	0.83%	398,000	94,750	259,088
Interest Rates Non-U.S.	1,821,829	4.05%	1,821,829	107,676	771,169
Livestock	22,800	0.05%	25,200	1,200	9,917
Metals	344,450	0.77%	414,700	77,258	193,290
Softs	201,285	0.45%	201,285	61,317	113,562

Total	$5,582,460	12.40%

*	Annual average of month-end Value at Risk

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Funds are typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Funds. The magnitude of the Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Funds — give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Funds as of December 31, 2011, by market sector.

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

Softs. The Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, cotton and sugar accounted for the bulk of the Funds’ commodity exposure as of December 31, 2011.

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

The following were the only non-trading risk exposures of the Funds as of December 31, 2011.

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

Item 8. Financial Statements and Supplementary Data.

DIVERSIFIED 2000 FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2011, 2010, and 2009; Statements of Financial Condition at December 31, 2011 and 2010; Schedules of Investments at December 31, 2011 and 2010; Statements of Income and Expenses for the years ended December 31, 2011, 2010, and 2009; Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010, and 2009; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Diversified 2000 Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
Diversified 2000 Futures Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
212-296-1999

Management’s Report on Internal Control Over

Financial Reporting

The management of Diversified 2000 Futures Fund L.P. (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Diversified 2000 Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2011 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Diversified 2000 Futures Fund L.P.	Brian Centner Chief Financial Officer Ceres Managed Futures LLC General Partner, Diversified 2000 Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Diversified 2000 Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Diversified 2000 Futures Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Diversified 2000 Futures Fund L.P. as of December 31, 2011 and 2010, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2012

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets:
Investment in Funds, at fair value (Note 5)	$47,740,622	$60,378,147
Cash (Note 3c)	149,724	152,302

Total assets	$47,890,346	$60,530,449

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees (Note 3c)	$215,507	$272,388
Management fees (Note 3b)	66,731	88,127
Incentive fees (Note 3b)	—	352,348
Professional fees	91,726	106,604
Other	32,621	28,141
Redemptions payable (Note 6)	234,600	268,399

Total liabilities	641,185	1,116,007

Partners’ Capital (Notes 1 and 6):
General Partner, 441.6499 unit equivalents outstanding at December 31, 2011 and 2010	558,082	621,185
Limited Partners, 36,949.8362 and 41,800.7127 Redeemable Units outstanding at December 31, 2011 and 2010, respectively	46,691,079	58,793,257

Total partners’ capital	47,249,161	59,414,442

Total liabilities and partners’ capital	$47,890,346	$60,530,449

Net asset value per unit	$1,263.63	$1,406.51

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

December 31, 2011

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$10,684,071	22.61%
CMF Graham Capital Master Fund L.P.	7,211,965	15.26
CMF SandRidge Master Fund L.P.	3,100,202	6.56
CMF Eckhardt Master Fund L.P.	8,516,333	18.03
Waypoint Master Fund L.P.	11,149,118	23.60
PGR Master Fund L.P.	7,078,933	14.98

Total investment in Funds, at fair value	$47,740,622	101.04%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

December 31, 2010

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$12,593,732	21.19%
CMF Graham Capital Master Fund L.P.	12,185,485	20.51
CMF SandRidge Master Fund L.P.	8,175,283	13.76
CMF Eckhardt Master Fund L.P.	9,595,146	16.15
Waypoint Master Fund L.P.	12,714,093	21.40
PGR Master Fund L.P.	5,114,408	8.61

Total investment in Funds, at fair value	$60,378,147	101.62%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses

for the years ended

December 31, 2011, 2010 and 2009

	2011	2010	2009
Investment income:
Interest income from investment in Funds	$14,995	$52,850	$53,348

Expenses:
Brokerage fees including clearing fees (Note 3c)	3,076,304	3,478,486	4,244,399
Management fees (Note 3b)	917,761	1,082,810	1,339,104
Incentive fees (Note 3b)	—	352,348	297,167
Professional fees	154,618	217,985	267,426
Other	64,121	21,816	79,152

Total expenses	4,212,804	5,153,445	6,227,248

Net investment income (loss)	(4,197,809)	(5,100,595)	(6,173,900)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	(979,912)	3,930,711	(590,938)
Change in net unrealized gains (losses) on investment in Funds	(366,214)	1,459,523	1,877,924

Total trading results	(1,346,126)	5,390,234	1,286,986

Net income (loss)	$(5,543,935)	$289,639	$(4,886,914)

Net income (loss) per unit (Note 7)*	$(142.88)	$13.65	$(91.11)

Weighted average units outstanding	39,393.6788	45,111.6490	52,420.3791

*	Based on the change in net asset value per unit.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2011, 2010 and 2009

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2008	$83,936,676	$2,975,581	$86,912,257
Net income (loss)	(4,751,474)	(135,440)	(4,886,914)
Redemptions of 8,625.5595 Redeemable Units	(12,416,394)	—	(12,416,394)
Redemptions of 1,319.8660 General Partner unit equivalents	—	(1,885,638)	(1,885,638)

Partners’ Capital at December 31, 2009	66,768,808	954,503	67,723,311
Net income (loss)	297,957	(8,318)	289,639
Redemptions of 6,135.8505 Redeemable Units	(8,273,508)	—	(8,273,508)
Redemptions of 243.6331 General Partner unit equivalents	—	(325,000)	(325,000)

Partners’ Capital at December 31, 2010	58,793,257	621,185	59,414,442
Net income (loss)	(5,480,832)	(63,103)	(5,543,935)
Redemptions of 4,850.8765 Redeemable Units	(6,621,346)	—	(6,621,346)

Partners’ Capital at December 31, 2011	$46,691,079	$558,082	$47,249,161

Net asset value per unit:

2009:	$1,392.86

2010:	$1,406.51

2011:	$1,263.63

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisors (defined below).

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

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

GAAP requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership were priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2011 and 2010, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$47,740,622	$—	$47,740,622	$—

Net fair value	$47,740,622	$—	$47,740,622	$—

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$60,378,147	$—	$60,378,147	$—

Net fair value	$60,378,147	$—	$60,378,147	$—

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

Forward Foreign Currency Contracts.    Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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

Options.    The Funds may purchase and write (sell) both exchange-listed and over-the-counter (“OTC”) options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

f.	Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurement to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

g.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights.”

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

3.	Agreements:

a.	Limited Partnership Agreement:

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

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

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other funds which trade these instruments. The results of the Partnership’s trading activity resulting from its investments in the funds as shown in the Statements of Income and Expenses.

The Customer Agreement between the Partnership/Funds and CGM gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps and open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet, have been met.

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

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master was formed in order to permit commodity pools managed now or in the future by Graham using its K4D — 15V program, a proprietary, systematic trading system, to

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

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

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,000.0000 units of Eckhardt Master with cash equal to $10,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by Eckhardt using its Standard Program — Higher Leveraged, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2011.

Aspect Master’s, Graham Master’s, SandRidge Master’s, Eckhardt Master’s, Waypoint Master’s and PGR Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

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

At December 31, 2011, the Partnership owned approximately 6.5% of Aspect Master, 5.7% of Graham Master, 1.0% of SandRidge Master, 41.5% of Eckhardt Master, 28.4% of Waypoint Master and 15.7% of PGR Master. At December 31, 2010, the Partnership owned approximately, 8.0% of Aspect Master, 7.2% of Graham Master, 1.5% of SandRidge Master and 40.5% of Eckhardt Master, 30.8% of Waypoint Master and 25.1% of PGR Master. Aspect, Graham, SandRidge, Eckhardt, Waypoint and PGR intend to continue to invest the assets allocated to each by the Partnership in Aspect Master, Graham Master, SandRidge Master, Eckhardt Master, Waypoint Master and PGR Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital

Aspect Master	$163,744,655	$39,491	$163,705,164
Graham Master	127,567,600	44,426	127,523,174
SandRidge Master	303,638,504	7,192,752	296,445,752
Eckhardt Master	20,578,273	71,694	20,506,579
Waypoint Master	39,260,567	68,237	39,192,330
PGR Master	45,105,430	68,484	45,036,946

Total	$699,895,029	$7,485,084	$692,409,945

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$157,910,582	$46,523	$157,864,059
Graham Master	168,973,503	48,832	168,924,671
SandRidge Master	581,631,311	52,896,054	528,735,257
Eckhardt Master	23,748,773	62,448	23,686,325
Waypoint Master	41,306,976	59,330	41,247,646
PGR Master	20,415,391	28,810	20,386,581

Total	$993,986,536	$53,141,997	$940,844,539

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the year ended December 31, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(174,465)	$14,672,408	$14,497,943
Graham Master	(773,953)	(27,314,278)	(28,088,231)
SandRidge Master	(615,328)	51,171,776	50,556,448
Eckhardt Master	(187,775)	(3,903,802)	(4,091,577)
Waypoint Master	(198,220)	(1,536,984)	(1,735,204)
PGR Master	(110,281)	2,276,086	2,165,805

Total	$(2,060,022)	$35,365,206	$33,305,184

	For the year ended December 31, 2010
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(149,755)	$28,958,682	$28,808,927
Graham Master	(444,522)	12,799,867	12,355,345
SandRidge Master	(1,085,791)	(132,752,741)	(133,838,532)
Eckhardt Master	(170,277)	5,378,965	5,208,688
Waypoint Master	(133,282)	7,879,774	7,746,492
PGR Master	(30,697)	592,832	562,135

Total	$(2,014,324)	$(77,142,621)	$(79,156,945)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

				Expenses
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
For the year ended December 31, 2011
Aspect Master	22.61%	$10,684,071	$958,859	$9,752	$4,508	$944,599	Commodity Portfolio	Monthly
Graham Master	15.26%	7,211,965	(1,453,396)	42,230	4,237	(1,499,863)	Commodity Portfolio	Monthly
SandRidge Master	6.56%	3,100,202	805,120	6,140	4,498	794,482	Energy Portfolio	Monthly
Eckhardt Master	18.03%	8,516,333	(1,614,202)	53,680	26,839	(1,694,721)	Commodity Portfolio	Monthly
Waypoint Master	23.60%	11,149,118	(499,021)	45,175	20,153	(564,349)	Commodity Portfolio	Monthly
PGR Master	14.98%	7,078,933	471,509	9,547	18,620	443,342	Commodity Portfolio	Monthly

Total		$47,740,622	$(1,331,131)	$166,524	$78,855	$(1,576,510)

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

				Expenses
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
For the year ended December 31, 2010
Campbell Master	0.00%	$—	$(266,611)	$1,344	$672	$(268,627)	Financial, Metal & Energy Large Portfolio	Monthly
Aspect Master	21.19%	12,593,732	3,058,106	20,772	10,977	3,026,357	Commodity Portfolio	Monthly
Graham Master	20.51%	12,185,485	858,450	49,344	10,617	798,489	Commodity Portfolio	Monthly
SandRidge Master	13.76%	8,175,283	(2,234,661)	22,112	6,546	(2,263,319)	Energy Portfolio	Monthly
Eckhardt Master	16.15%	9,595,146	2,209,274	42,767	32,991	2,133,516	Commodity Portfolio	Monthly
Waypoint Master	21.40%	12,714,093	1,669,221	19,209	12,810	1,637,202	Commodity Portfolio	Monthly
PGR Master	8.61%	5,114,408	149,305	1,321	7,278	140,706	Commodity Portfolio	Monthly

Total		$60,378,147	$5,443,084	$156,869	$81,891	$5,204,324

6.	Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value per Redeemable Unit as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

7.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Net realized and unrealized gains (losses)*	$(114.65)	$49.77	$(54.60)
Interest income	0.37	1.19	1.00
Expenses**	(28.60)	(37.31)	(37.51)

Increase (decrease) for the year	(142.88)	13.65	(91.11)
Net asset value per unit, beginning of year	1,406.51	1,392.86	1,483.97

Net asset value per unit, end of year	$1,263.63	$1,406.51	$1,392.86

*	Includes brokerage fees.
**	Excludes brokerage fees.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

	2011	2010***	2009***
Ratios to average net assets:
Net investment income (loss)	(7.9)%	(8.4)%	(8.3)%
Incentive fees	0.0%	0.6%	0.4%

Net investment income (loss) before incentive fees****	(7.9)%	(7.8)%	(7.9)%

Operating expenses	7.9%	7.9%	8.0%
Incentive fees	0.0%	0.6%	0.4%

Total expenses	7.9%	8.5%	8.4%

Total return:
Total return before incentive fees	(10.2)%	1.6%	(5.7)%
Incentive fees	0.0%	(0.6)%	(0.4)%

Total return after incentive fees	(10.2)%	1.0%	(6.1)%

***	The ratios are shown net and gross of incentive fees to conform to current year presentation.
****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and certain options contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the limited partners that have purchased Redeemable Units in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2011 and 2010 are summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(3,933,395)	$1,472,086	$ (933,391)	$(1,012,735)
Net income (loss)	$(3,962,622)	$1,018,110	$(1,250,063)	$(1,349,360)
Increase (decrease) in net asset value per unit	$ (104.11)	$ 25.74	$ (32.35)	$ (32.16)

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$3,066,964	$765,004	$(100,616)	$(1,766,754)
Net income (loss)	$2,512,677	$523,359	$(607,950)	$(2,138,447)
Increase (decrease) in net asset value per unit	$ 58.88	$ 11.96	$ (13.84)	$ (43.35)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not Applicable.

Item 9A. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information. None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Brian Centner (Chief Financial Officer), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Walter Davis, age 47, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include serving as Managing Director and the Director of the Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by Morgan Stanley & Co. LLC (“MS & Co.”), a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Brian Centner, age 34, has been the Chief Financial Officer and a principal of the General Partner since September 2011. Since July 2009, Mr. Centner has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From February 2003 through July 2009, Mr. Centner was employed by Citi Alternative Investments (“CAI”), a division of Citigroup, a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Senior Vice President responsible for the accounting and financial and regulatory reporting of CAI’s managed futures funds. From June 2002 through February 2003, Mr. Centner was employed by KPMG LLP, a U.S. audit, tax and advisory services firm, as a Senior Associate within the Investment Management division, where his responsibilities included performing audits and attestation services for financial services firms. From September 2000 through June 2002, Mr. Centner was employed by Arthur Andersen LLP, a U.S. audit, tax and advisory services firm, where he served in the Financial Services division and his responsibilities included performing audits and attestation services for financial services firms. Mr. Centner earned his Bachelor of Science degree in Accounting in May 2000 from Binghamton University and his Master of Business Administration degree in May 2011 from New York University’s Leonard N. Stern School of Business. Mr. Centner is a Certified Public Accountant.

Colbert Narcisse, age 45, has been a Director and a principal of the General Partner since December 2011. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 46, has been a Director and a principal of the General Partner since December 2010. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and Head of the U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group. From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Ian Bernstein, age 49, has been a Director of the General Partner and listed as a principal of the General Partner since December 2010. From June 2009 through the present, Mr. Bernstein has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director of Capital Markets, with oversight of risk and infrastructure, joint venture negotiations and integration. From April 2007 through the present, Mr. Bernstein has been employed by MS & Co., a financial services firm, where his responsibilities include serving as Managing Director of the Capital Markets group, the head of the Global Wealth Management group, and serving as market risk manager. From October 1984 through April 2007, Mr. Bernstein was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Repo trader, manager of the Repo trading desk, and Chief Operating Officer for fixed income. Mr. Bernstein also served as Managing Director of Morgan Stanley DW Inc. from March 2004 through April 2007. Mr. Bernstein earned his Bachelor of Arts in May 1980 from the University of Buckingham and his Master of Business Administration in May 1988 from New York University’s Leonard N. Stern School of Business.

Harry Handler, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 42, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 34, has been a Director and listed as a principal of the General Partner since December 2010. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” Brokerage fees and clearing fees of $3,076,304 were paid for the year ended December 31, 2011. Management fees of $917,761 were paid or payable to the Advisors for the year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2012, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2011:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner units equivalents	General Partner	441.6499	1.2%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with related persons. None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable.

(c)	Promoters and certain control persons. CGM and the General Partner, would be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business”, “Item 8. Financial Statements and Supplementary Data,” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) in the years ended December 31, 2011 and 2010 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2011	$93,500
2010	$89,800

(2)	Audit-Related Fees. None

(3)	Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Pricewaterhouse Coopers LLP. for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2011	$30,850
2010	$26,250

(4)	All Other Fees. None.

(5)	Not Applicable.

(6)	Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

Statements of Financial Condition at December 31, 2011 and 2010.

Schedules of Investments at December 31, 2011 and 2010.

Statements of Income and Expenses for the years ended December 31, 2011, 2010 and 2009.

Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009.

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

(g) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

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

(a) Letter from the General Partner extending Advisory Agreement between the General Partner and SandRidge Capital, L.P. for 2011, dated June 1, 2011 (filed herein).

10.6	Management Agreement among the Partnership, the General Partner and Aspect Capital Limited, dated January 3, 2002 (filed as Exhibit 99 to the Annual Report on Form 10-K filed on March 27, 2003 and incorporated herein by reference).

(a) Letter from the General Partner extending Management with Aspect Capital Limited for 2011, dated June 1, 2011 (filed herein).

10.7	Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company, dated March 31, 2008 (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2008 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Eckhardt Trading Company for 2011, dated June 1, 2011 (filed herein).

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

(a) Letter from the General Partner extending Management Agreement with Graham Capital Management, L.P. for 2011, dated June 1, 2011 (filed herein).

10.10	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated February 25, 2010 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on May 17, 2010 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Waypoint Capital Management LLC for 2011, dated June 1, 2011 (filed herein).

10.11	Management Agreement among the Partnership, the General Partner and PGR Capital LLP, dated October 29, 2010 (filed as Exhibit 10.10 to the Form 8-K filed on November 4, 2010 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with PGR Capital LLP for 2011, dated June 1, 2011 (filed herein).

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

(a) Exhibit 31.1—Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit 31.2—Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

Exhibit 32.1—Section 1350 Certification (Certification of President and Director).

Exhibit 32.2—Section 1350 Certification (Certification of Chief Financial Officer).

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
Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Ian Bernstein	/s/ Patrick T. Egan
Walter Davis	Ian Bernstein	Patrick T. Egan
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 30, 2012	Date: March 30, 2012	Date: March 30, 2012

/s/ Brian Centner	/s/ Colbert Narcisse	/s/ Alper Daglioglu
Brian Centner	Colbert Narcisse	Alper Daglioglu
Chief Financial Officer	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 30, 2012	Date: March 30, 2012
Date: March 30, 2012

/s/ Douglas J. Ketterer	/s/ Harry Handler
Douglas J. Ketterer	Harry Handler
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 30, 2012	Date: March 30, 2012

Supplemental Information to be furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.