Form 10-Q
period 2012-03-31
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2012-05-15
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes       No X

As of April 30, 2012, 34,711.5247 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

INDEX

			Page Number

PART I - Financial Information:

	Item 1.	Financial Statements:

		Statements of Financial Condition at March 31, 2012 (unaudited) and December 31, 2011	3

		Schedules of Investments at March 31, 2012 (unaudited) and December 31, 2011	4 – 5

		Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2012 and 2011 (unaudited)	6

		Notes to Financial Statements (unaudited)	7 – 16

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 19

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 – 25

	Item 4.	Controls and Procedures	26

PART II - Other Information			27 – 30
Exhibits

EX–31.1 CERTIFICATION
EX–31.2 CERTIFICATION
EX–32.1 CERTIFICATION
EX–32.2 CERTIFICATION

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

PART I

Item 1. Financial Statements

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011

Assets:
Investment in Funds, at fair value	$46,076,503	$47,740,622
Cash	168,429	149,724

Total assets	$46,244,932	$47,890,346

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$208,102	$215,507
Management fees	64,545	66,731
Other	164,495	124,347
Redemptions payable	953,115	234,600

Total liabilities	1,390,257	641,185

Partners’ Capital:
General Partner, 441.6499 unit equivalents outstanding at March 31, 2012 and December 31, 2011	553,891	558,082
Limited Partners, 35,323.6897 and 36,949.8362 Redeemable Units outstanding at March 31, 2012 and December 31, 2011, respectively	44,300,784	46,691,079

Total partners’ capital	44,854,675	47,249,161

Total liabilities and partners’ capital	$46,244,932	$47,890,346

Net asset value per unit	$1,254.14	$1,263.63

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

March 31, 2012

(Unaudited)

	Fair Value	% of Partners’ Capital

Investment in Funds
CMF Aspect Master Fund L.P.	$10,286,195	22.93%
CMF Graham Capital Master Fund L.P.	7,234,721	16.13
CMF SandRidge Master Fund L.P.	3,288,254	7.33
CMF Eckhardt Master Fund L.P.	8,429,216	18.79
Waypoint Master Fund L.P.	10,192,147	22.72
PGR Master Fund L.P.	6,645,970	14.82

Total investment in Funds, at fair value	$46,076,503	102.72%

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

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment income:
Interest income from investment in Funds	$3,785	$11,192

Expenses:
Brokerage fees including clearing fees	679,386	832,975
Management fees	198,544	248,371
Incentive fees	—	3,225
Other	71,568	85,029

Total expenses	949,498	1,169,600

Net investment income (loss)	(945,713)	(1,158,408)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	1,665,154	409,372
Change in net unrealized gains (losses) on investment in Funds	(1,051,867)	(600,324)

Total trading results	613,287	(190,952)

Net income (loss)	(332,426)	(1,349,360)
Redemptions — Limited Partners	(2,062,060)	(3,489,369)

Net increase (decrease) in Partners’ Capital	(2,394,486)	(4,838,729)
Partners’ Capital, beginning of period	47,249,161	59,414,442

Partners’ Capital, end of period	$44,854,675	$54,575,713

Net asset value per unit (35,765.3396 and 39,710.2170 units outstanding at March 31, 2012 and 2011, respectively)	$1,254.14	$1,374.35

Net income (loss) per unit *	$(9.49)	$(32.16)

Weighted average units outstanding	36,994.5801	41,562.7448

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

As of March 31, 2012, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”), SandRidge Capital L.P. (“SandRidge”), Waypoint Capital Management LLC (“Waypoint”) and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2012 and December 31, 2011 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Net realized and unrealized gains (losses) *	$(2.30)	$(24.35)
Interest income	0.10	0.28
Expenses **	(7.29)	(8.09)

Increase (decrease) for period	(9.49)	(32.16)
Net asset value per unit, beginning of period	1,263.63	1,406.51

Net asset value per unit, end of period	$1,254.14	$1,374.35

*	Includes brokerage fees.
**	Excludes brokerage fees.

	Three Months Ended March 31,
	2012	2011******
Ratios to average net assets: ***
Net investment income (loss)	(8.2)%	(8.2)%
Incentive fees	0.0%	0.0	%*****

Net investment income (loss) before incentive fees ****	(8.2)%	(8.2)%

Operating expenses	8.2%	8.3%
Incentive fees	0.0%	0.0	%*****

Total expenses	8.2%	8.3%

Total return:
Total return before incentive fee	(0.8)%	(2.3)%
Incentive fees	0.0%	0.0	%*****

Total return after incentive fee	(0.8)%	(2.3)%

***	Annualized (other than incentive fees).
****	Interest income less total expenses.
*****	Due to rounding.
******	The ratios are shown net and gross of incentive fees to conform to current period presentation.

The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership’s investments are in other funds. The results of the Partnership’s trading activities resulting from its investments in the Funds are shown in the Statements of Income and Expenses.

The customer agreements between the Partnership and CGM and each of the Funds and CGM give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet”, have been met.

All of the commodity interests owned by the Funds are held for trading purposes.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

4.	Fair Value Measurements:

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership (including derivative financial instruments and derivative commodity instruments), through its investment in the Funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the quarter ended March 31, 2012.

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$46,076,503	$—	$46,076,503	$—

Net fair value	$46,076,503	$—	$46,076,503	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$47,740,622	$—	$47,740,622	$—

Net fair value	$47,740,622	$—	$47,740,622	$—

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

5.	Investments in Funds:

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

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,000.0000 units of Eckhardt Master with cash equal to $10,000,000. Eckhardt Master was formed in order to permit commodity pools managed now or in the future by Eckhardt using its Standard Program-Higher Leveraged, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is the also general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2012.

Aspect Master’s, Graham Master’s, SandRidge Master’s, Eckhardt Master’s, Waypoint Master’s and PGR Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

        A limited partner of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner of the Fund at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

At March 31, 2012, the Partnership owned approximately 6.6% of Aspect Master, 5.8% of Graham Master, 1.0% of SandRidge Master, 41.9% of Eckhardt Master, 27.7% of Waypoint Master and 13.3% of PGR Master. At December 31, 2011, the Partnership owned approximately 6.5% of Aspect Master, 5.7% of Graham Master, 1.0% of SandRidge Master, 41.5% of Eckhardt Master, 28.4% of Waypoint Master and 15.7% of PGR Master. It is Aspect’s, Graham’s, SandRidge’s, Eckhardt’s, Waypoint’s and PGR’s intention to continue to invest the assets allocated to each by the Partnership in Aspect Master, Graham Master, SandRidge Master, Eckhardt Master, Waypoint Master and PGR Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	March 31, 2012
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$155,926,932	$172,519	$155,754,413
Graham Master	126,414,592	815,596	125,598,996
SandRidge Master	336,627,273	114,501	336,512,772
Eckhardt Master	20,210,407	108,458	20,101,949
Waypoint Master	37,664,716	863,123	36,801,593
PGR Master	51,066,944	1,221,065	49,845,879

Total	$727,910,864	$3,295,262	$724,615,602

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$163,744,655	$39,491	$163,705,164
Graham Master	127,567,600	44,426	127,523,174
SandRidge Master	303,638,504	7,192,752	296,445,752
Eckhardt Master	20,578,273	71,694	20,506,579
Waypoint Master	39,260,567	68,237	39,192,330
PGR Master	45,105,430	68,484	45,036,946

Total	$699,895,029	$7,485,084	$692,409,945

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(45,641)	$3,077,847	$3,032,206
Graham Master	(154,873)	3,061,669	2,906,796
SandRidge Master	(232,244)	49,569,214	49,336,970
Eckhardt Master	(50,920)	245,610	194,690
Waypoint Master	(45,014)	(163,723)	(208,737)
PGR Master	(26,356)	(2,266,066)	(2,292,422)

Total	$(555,048)	$53,524,551	$52,969,503

	For the three months ended March 31, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(28,839)	$1,725,970	$1,697,131
Graham Master	(146,256)	(1,070,720)	(1,216,976)
SandRidge Master	(250,105)	15,043,073	14,792,968
Eckhardt Master	(54,656)	(273,717)	(328,373)
Waypoint Master	(64,415)	(1,606,979)	(1,671,394)
PGR Master	(27,411)	591,465	564,054

Total	$(571,682)	$14,409,092	$13,837,410

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	March 31, 2012		For the three months ended March 31, 2012
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	22.93%	$10,286,195	$201,205	$2,803	$1,087	$197,315	Commodity Portfolio	Monthly
Graham Master	16.13%	7,234,721	173,776	8,576	862	164,338	Commodity Portfolio	Monthly
SandRidge Master	7.33%	3,288,254	484,440	1,743	758	481,939	Energy Portfolio	Monthly
Eckhardt Master	18.79%	8,429,216	100,410	14,444	7,484	78,482	Commodity Portfolio	Monthly
Waypoint Master	22.72%	10,192,147	(28,829)	8,926	4,722	(42,477)	Commodity Portfolio	Monthly
PGR Master	14.82%	6,645,970	(313,930)	3,092	2,167	(319,189)	Commodity Portfolio	Monthly

Total		$46,076,503	$617,072	$39,584	$17,080	$560,408

	December 31, 2011		For the three months ended March 31, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	22.61%	$10,684,071	$116,551	$2,533	$1,676	$112,342	Commodity Portfolio	Monthly
Graham Master	15.26%	7,211,965	(61,649)	9,586	1,459	(72,694)	Commodity Portfolio	Monthly
SandRidge Master	6.56%	3,100,202	247,726	3,510	1,180	243,036	Energy Portfolio	Monthly
Eckhardt Master	18.03%	8,516,333	(108,356)	17,402	7,183	(132,941)	Commodity Portfolio	Monthly
Waypoint Master	23.60%	11,149,118	(520,116)	16,633	7,104	(543,853)	Commodity Portfolio	Monthly
PGR Master	14.98%	7,078,933	146,084	2,208	7,369	136,507	Commodity Portfolio	Monthly

Total		$47,740,622	$(179,760)	$51,872	$25,971	$(257,603)

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and certain forwards, swaps and option contacts. Specific market movements of commodities of futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 10.8% to 26.6% of the Funds’ contracts are traded over the counter.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

The General Partner monitors and attempts to control the Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership (including derivative financial instruments and derivative commodity instruments), through its investment in the Funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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

March 31, 2012

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

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Partnership Capital decreased 5.1% from $47,249,161 to $44,854,675. This decrease was attributable to the net loss from operations of $332,426, coupled with the redemption of 1,626.1465 Redeemable Units resulting in an outflow of $ 2,062,060. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized trading gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the first quarter of 2012, the Partnership’s net asset value per unit decreased 0.8% from $1,263.63 to $1,254.14 as compared to a decrease of 2.3% in the first quarter of 2011. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the first quarter of 2012 of $613,287. Gains were primarily attributable to the Funds trading in energy and indices and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates, livestock, and metals. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and related fees in the first quarter of 2011 of $190,952. Losses were primarily attributable to the Funds trading in currencies, U.S. and non-U.S. interest rates, metals and indices and were partially offset by gains in energy, grains, livestock and softs.

The most significant losses were recorded within the global interest rate sector during February and March from long positions in U.S., European, Canadian, and Australian fixed-income futures. During February, prices fell amid optimism that Greece would receive a second bailout, thereby diminishing demand for the relative “safety” of government bonds. Meanwhile, prices fell further during March after the U.S. Federal Reserve upwardly revised their U.S. economic outlook. Within the metals markets, losses were recorded primarily in January from short positions in copper, zinc, and aluminum futures as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Losses were also experienced within the currency markets, primarily during March from short positions in the euro, British pound, and Swiss franc versus the U.S. dollar as the value of these currencies reversed higher against the U.S. dollar. Meanwhile, long positions in the Canadian dollar and Mexican peso versus the U.S. dollar resulted in losses as the value of these commodity-linked currencies fell against the U.S. dollar after concern over earnings in China reduced demand for higher-yielding currency assets. Within the agricultural sector, losses were incurred throughout the majority of the quarter from long positions in corn futures as prices declined on speculation that rising U.S. ethanol stockpiles will slow demand for the grain, boosting supply.

A portion of the Partnership’s losses for the quarter was offset by gains experienced within the energy sector throughout the majority of the quarter from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S. Additional gains were experienced in this sector during February from long futures positions in RBOB (unleaded) gasoline and Brent crude as prices increased on concerns over inventory levels and rising tensions in the Middle East. Within the global stock index sector, gains were achieved throughout the majority of the quarter from long positions in U.S., Pacific Rim, and European equity index futures as prices were buoyed higher by better-than-expected economic reports in these regions. Prices also rose after China cut banks’ reserve requirements to fuel lending and the U.S. Federal Reserve Board raised its assessment of the U.S. economy.

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

Interest income on 80% of the Partnership’s allocable portion of the average daily equity maintained in cash in the Funds’ brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income from investment in the Funds for the three months ended March 31, 2012 decreased by $7,407, as compared to the corresponding period in 2011. The decrease in interest income is primarily due to lower U.S. Treasury bill rates and lower average daily equity during the three months ended March 31, 2012 as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the three months ended March 31, 2012 decreased by $153,589, as compared to the corresponding period in 2011. The decrease in brokerage fees is primarily due to a decrease in average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2012 decreased by $49,827 as compared to the corresponding period in 2011. The decrease in management fees is primarily due to a decrease in average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees earned for the three months ended March 31, 2012. Trading performance for the three months ended March 31, 2011 resulted in an incentive fee accrual of $3,225.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2012 and December 31, 2011, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2012	December 31, 2011
Aspect Capital Limited	23%	23%
Graham Capital Management L.P.	16%	15%
SandRidge Capital Management L.P	5%	6%
Eckhardt Trading Company	19%	18%
Waypoint Capital Management LLC	22%	23%
PGR Capital LLP	15%	15%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, indirectly held by each Fund, separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2012 and December 31, 2011. As of March 31, 2012, the Partnership’s total capitalization was $44,854,675.

March 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,519,204	3.39%
Energy	716,053	1.60%
Grains	248,619	0.55%
Indices	1,049,859	2.34%
Interest Rates U.S.	320,788	0.71%
Interest Rates Non-U.S.	1,272,493	2.84%
Livestock	51,770	0.12%
Lumber	198	0.00%*
Metals	292,216	0.65%
Softs	190,528	0.42%

Total	$5,661,728	12.62%

*	Due to rounding.

As of December 31, 2011, the Partnership’s total capitalization was $47,249,161.

December 31, 2011

	Value at Risk	% of Total Capitalization
Market Sector
Currencies	$1,226,446	2.60%
Energy	416,314	0.88%
Grains	234,357	0.50%
Indices	606,159	1.28%
Interest Rates U.S.	483,829	1.02%
Interest Rates Non-U.S.	1,311,683	2.78%
Livestock	6,858	0.01%
Lumber	488	0.00%*
Metals	286,993	0.61%
Softs	173,921	0.37%

Total	$4,747,048	10.05%

*	Due to rounding.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2012 and December 31, 2011, and the highest, lowest and average value during the three months ended March 31, 2012 and for the twelve months ended December 31, 2011. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of March 31, 2012, Aspect Master’s total capitalization was $155,754,413. The Partnership owned approximately 6.6% of Aspect Master. As of March 31, 2012, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

March 31, 2012

			Three Months Ended March 31, 2012
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$9,453,316	6.07%	$9,453,316	$3,034,310	$8,588,016
Energy	3,158,700	2.03%	3,158,700	1,241,868	2,668,918
Grains	408,897	0.26%	736,876	314,124	471,831
Indices	3,081,381	1.98%	3,275,925	1,263,661	2,871,628
Interest Rates U.S.	175,416	0.11%	1,448,575	83,863	710,264
Interest Rates Non-U.S.	3,139,721	2.01%	7,061,983	699,901	4,947,095
Livestock	79,475	0.05%	118,500	32,275	71,183
Lumber	3,000	0.00%**	7,500	1,300	4,500
Metals	1,958,917	1.26%	1,958,917	1,115,572	1,741,788
Softs	681,210	0.44%	895,669	628,212	746,083

Total	$22,140,033	14.21%

*	Average of month-end Values at Risk.
**	Due to rounding.

As of December 31, 2011, Aspect Master’s total capitalization was $163,705,164. The Partnership owned approximately 6.5% of Aspect Master. As of December 31, 2011, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2011

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2011
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,807,437	1.71%	$9,705,808	$1,688,702	$5,538,957
Energy	1,507,645	0.92%	2,078,345	854,247	1,329,387
Grains	593,449	0.36%	738,173	102,816	421,438
Indices	1,940,895	1.19%	3,093,179	914,885	1,992,336
Interest Rates U.S.	999,225	0.61%	2,289,150	83,863	1,060,327
Interest Rates Non-U.S.	6,012,060	3.67%	6,742,007	699,901	4,253,781
Livestock	58,360	0.04%	131,900	4,785	63,524
Lumber	7,500	0.00%**	9,000	1,300	6,483
Metals	1,645,692	1.01%	1,857,539	649,748	1,226,695
Softs	697,143	0.43%	891,860	324,467	526,580

Total	$16,269,406	9.94%

*	Annual average of month-end Value at Risk.
**	Due to rounding.

As of March 31, 2012, Graham Master’s total capitalization was $125,598,996. The Partnership owned approximately 5.8% of Graham Master. As of March 31, 2012, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

March 31, 2012

	Value at Risk	% of Total Capitalization	Three Months Ended March 31, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,932,243	2.33%	$14,645,028	$2,932,243	$4,034,576
Energy	3,313,986	2.64%	3,576,694	430,473	2,846,436
Grains	808,031	0.65%	1,548,650	436,750	904,239
Indices	7,212,315	5.74%	11,180,261	3,276,704	7,274,223
Interest Rates U.S.	190,045	0.15%	2,390,488	91,689	1,243,390
Interest Rates Non-U.S.	5,163,732	4.11%	6,411,562	813,077	5,317,338
Livestock	7,200	0.01%	63,600	1,200	10,400
Metals	1,595,641	1.27%	2,278,016	616,825	1,259,297
Softs	946,658	0.75%	999,000	241,774	739,956

Total	$22,169,851	17.65%

*	Average of month-end Values at Risk.

As of December 31, 2011, Graham Master’s total capitalization was $127,523,174. The Partnership owned approximately 5.7% of Graham Master. As of December 31, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2011

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2011
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,181,686	4.06%	$14,715,746	$1,934,690	$8,500,010
Energy	2,114,289	1.66%	2,114,289	430,473	1,224,336
Grains	1,611,500	1.27%	1,783,300	325,891	633,165
Indices	4,513,393	3.54%	11,180,261	924,448	3,873,039
Interest Rates U.S.	1,636,222	1.28%	4,564,925	91,689	1,397,376
Interest Rates Non-U.S.	5,486,252	4.30%	5,647,770	813,077	2,296,485
Livestock	10,800	0.01%	127,950	2,400	35,984
Metals	2,117,496	1.66%	2,219,604	616,825	1,237,109
Softs	987,729	0.77%	987,729	161,005	421,227

Total	$23,659,367	18.55%

*	Annual average of month-end Value at Risk.

As of March 31, 2012, SandRidge Master’s total capitalization was $336,512,772. The Partnership owned approximately 1.0% of SandRidge Master. As of March 31, 2012, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

March 31, 2012

(Unaudited)

	Value at Risk	% of Total Capitalization	Three Months Ended March 31, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$10,774,354	3.20%	$61,733,650	$2,425,471	$14,120,025

Total	$10,774,354	3.20%

*	Average of month-end Values at Risk.

As of December 31, 2011, SandRidge Master’s total capitalization was $296,445,752. The Partnership owned approximately 1.0% of SandRidge Master. As of December 31, 2011, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

December 31, 2011

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2011
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,666,386	0.90%	$61,733,650	$1,015,817	$20,188,738

Total	$2,666,386	0.90%

*	Annual average of month-end Value at Risk.

As of March 31, 2012, Eckhardt Master’s total capitalization was $20,101,949. The Partnership owned approximately 41.9% of Eckhardt Master. As of March 31, 2012, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

March 31, 2012

	Value at Risk	% of Total Capitalization	Three months ended March 31, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$599,552	2.98%	$1,671,011	$345,179	$672,001
Energy	383,400	1.91%	7,866,490	191,724	341,000
Grains	123,453	0.61%	528,082	5,000	123,971
Indices	506,610	2.52%	889,841	49,718	380,514
Interest Rates U.S.	155,755	0.78%	553,700	3,900	260,213
Interest Rates Non -U.S.	655,646	3.26%	655,646	21,132	436,580
Metals	168,732	0.84%	618,550	101,978	155,403
Softs	85,850	0.43%	124,357	29,700	66,283

Total	$2,678,998	13.33%

*	Average of month-end Values at Risk.

As of December 31, 2011, Eckhardt Master’s total capitalization was $20,506,579. The Partnership owned approximately 41.5%of Eckhardt Master. As of December 31, 2011, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

December 31, 2011

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2011
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$731,217	3.57%	$1,678,029	$27,951	$834,998
Energy	223,190	1.10%	886,666	6,000	412,832
Grains	97,363	0.47%	528,082	3,500	144,509
Indices	49,666	0.24%	1,132,389	5,600	466,488
Interest Rates U.S.	405,700	1.98%	1,698,650	3,900	330,777
Interest Rates Non-U.S.	179,363	0.87%	1,114,087	9,616	264,205
Softs	41,600	0.20%	131,208	10,463	66,776

Total	$1,728,099	8.43%

*	Annual average of month-end Value at Risk.

As of March 31, 2012, Waypoint Master’s total capitalization was $36,801,593. The Partnership owned approximately 27.7% of Waypoint Master. As of March 31, 2012, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

March 31, 2012

	Value at Risk	% of Total Capitalization	Three Months Ended March 31, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,642,979	4.47%	$10,064,603	$1,411,441	$4,591,861
Energy	44,600	0.12%	212,200	13,300	96,800
Grains	413,250	1.12%	413,250	21,000	208,250
Indices	758,486	2.06%	1,861,926	19,012	1,275,551
Interest Rates U.S.	571,725	1.55%	910,900	375	382,515
Interest Rates Non-U.S.	1,691,814	4.60%	1,960,746	207,618	893,184
Softs	111,900	0.30%	287,600	54,000	180,133

Total	$5,234,754	14.22%

*	Average of month-end Values at Risk.

As of December 31, 2011, Waypoint Master’s total capitalization was $39,192,330. The Partnership owned approximately 28.4% of Waypoint Master. As of December 31, 2011, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

December 31, 2011

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2011
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,465,318	3.74%	$10,317,436	$325,222	$5,419,330
Energy	47,250	0.12%	195,000	12,250	73,156
Grains	181,500	0.46%	221,500	15,000	94,143
Indices	84,070	0.21%	1,861,926	19,012	596,211
Interest Rates U.S.	339,700	0.87%	591,250	26,000	244,963
Interest Rates Non-U.S.	1,096,807	2.80%	1,537,795	55,028	713,282
Metals	137,000	0.35%	245,750	17,000	151,548
Softs	108,000	0.28%	353,250	14,700	75,763

Total	$3,459,645	8.83%

* Annual average of month-end Values at Risk.

As of March 31, 2012, PGR Master’s total capitalization was $49,845,879. The Partnership owned approximately 13.3% of PGR Master. As of March 31, 2012, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

March 31, 2012

	Value at Risk	% of Total Capitalization	Three Months Ended March 31, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$709,442	1.42%	$837,796	$125,948	$740,134
Energy	1,416,976	2.84%	1,416,976	173,242	1,167,653
Grains	112,818	0.23%	262,750	52,500	193,389
Indices	2,245,414	4.50%	2,320,637	372,931	1,952,087
Interest Rates U.S.	668,125	1.34%	741,975	94,750	631,767
Interest Rates Non-U.S.	2,000,580	4.01%	2,155,398	107,676	2,018,396
Livestock	24,000	0.05%	40,800	6,000	34,800
Metals	242,400	0.49%	518,700	134,516	377,367
Softs	383,239	0.77%	396,602	70,400	308,082

Total	$7,802,994	15.65%

*	Average of month-end Values at Risk.

As of March 31, 2011, PGR Master’s total capitalization was $45,036,946. The Partnership owned approximately 15.7% of PGR Master. As of December 31, 2011, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2011

			Twelve Months Ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$694,855	1.54%	$694,855	$100,205	$258,300
Energy	348,040	0.77%	541,391	154,095	291,918
Grains	244,450	0.54%	252,500	37,750	98,122
Indices	1,529,751	3.40%	1,529,751	236,424	793,620
Interest Rates U.S.	375,000	0.83%	398,000	94,750	259,088
Interest Rates Non-U.S.	1,821,829	4.05%	1,821,829	107,676	771,169
Livestock	22,800	0.05%	25,200	1,200	9,917
Metals	344,450	0.77%	414,700	77,258	193,290
Softs	201,285	0.45%	201,285	61,317	113,562

Total	$5,582,460	12.40%

*	Annual average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There are no material legal proceedings pending against the Partnership and the General Partner.

Subprime Mortgage-Related Litigation and Other Matters

On March 15, 2012, the United States Court of Appeals for the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals in SEC v. CGMI. Additional information relating to this matter is publicly available in court filings under docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units) Purchased*	(b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	324.5463	$ 1,264.35	N/A	N/A
February 1, 2012 – February 29, 2012	541.6254	$ 1,289.83	N/A	N/A
March 1, 2012 – March 31, 2012	759.9748	$ 1,254.14	N/A	N/A
	1,626.1465	$ 1,268.07

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

(a) Letter from the General Partner extending Advisory Agreement between the General Partner and SandRidge Capital, L.P. for 2011, dated June 1, 2011 (filed as Exhibit 10.5(a) to the Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.6 Management Agreement among the Partnership, the General Partner and Aspect Capital Limited, dated January 3, 2002 (filed as Exhibit 99 to the Annual Report on Form 10-K filed on March 27, 2003 and incorporated herein by reference).

(a) Letter from the General Partner extending Management with Aspect Capital Limited for 2011, dated June 1, 2011 (filed as Exhibit 10.6(a) to the Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.7 Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company, dated March 31, 2008 (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2008 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Eckhardt Trading Company for 2011, dated June 1, 2011 (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.8 Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated February 25, 2010 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on May 17, 2010 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Waypoint Capital Management LLC for 2011, dated June 1, 2011 (filed as Exhibit 10.10(a) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.9 Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P., dated June 11, 2001 (filed as Exhibit 10 to the Annual Report on Form 10-K filed on March 27, 2002 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Graham Capital Management, L.P. for 2011, dated June 1, 2011 (filed as Exhibit 10.9(a) to the Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.10 Amended and Restated Management Agreement among the Partnership, the General Partner and PGR Capital LLP, (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 15, 2011 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with PGR Capital LLP for 2011, dated June 1, 2011 (filed as Exhibit 10.11(a) to the Annual Report on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

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

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	May 15, 2012

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer
(Principal Accounting Officer)

Date:	May 15, 2012