Form 10-Q
period 2012-09-30
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2012-11-14
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes       No X

As of October 31, 2012, 32,797.2125 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011

Assets:
Investment in Funds, at fair value	$41,660,937	$47,740,622
Cash	137,043	149,724

Total assets	$41,797,980	$47,890,346

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$188,092	$215,507
Management fees	59,074	66,731
Other	121,049	124,347
Redemptions payable	517,671	234,600

Total liabilities	885,886	641,185

Partners’ Capital:
General Partner, 362.6499 and 441.6499 unit equivalents outstanding at September 30, 2012 and December 31, 2011, respectively	442,270	558,082
Limited Partners, 33,184.1005 and 36,949.8362 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively	40,469,824	46,691,079

Total partners’ capital	40,912,094	47,249,161

Total liabilities and partners’ capital	$41,797,980	$47,890,346

Net asset value per unit	$1,219.55	$1,263.63

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

September 30, 2012

(Unaudited)

	Fair Value	% of Partners’ Capital

Investment in Funds
CMF Aspect Master Fund L.P.	$9,018,001	22.04%
CMF Graham Capital Master Fund L.P.	6,762,299	16.53
CMF SandRidge Master Fund L.P.	1,906,109	4.66
CMF Eckhardt Master Fund L.P.	8,752,792	21.40
Waypoint Master Fund L.P.	9,840,490	24.05
PGR Master Fund L.P.	5,381,246	13.15

Total investment in Funds, at fair value	$41,660,937	101.83%

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

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income:
Interest income from investment in Funds	$5,310	$1,581	$13,963	$14,766

Expenses:
Brokerage fees including clearing fees	608,668	764,260	1,927,957	2,395,406
Management fees	181,780	228,947	568,295	715,475
Incentive fees	—	172,824	—	172,824
Other	29,915	52,205	157,990	218,974

Total expenses	820,363	1,218,236	2,654,242	3,502,679

Net investment income (loss)	(815,053)	(1,216,655)	(2,640,279)	(3,487,913)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	(149,531)	970,227	2,004,244	1,962,746
Change in net unrealized gains (losses) on investment in Funds	721,529	1,264,538	(848,683)	(56,146)

Total trading results	571,998	2,234,765	1,155,561	1,906,600

Net income (loss)	(243,055)	1,018,110	(1,484,718)	(1,581,313)
Redemptions - General Partner	(100,389)	—	(100,389)	—
Redemptions - Limited Partners	(1,272,581)	(1,348,254)	(4,751,960)	(5,744,207)

Net increase (decrease) in Partners’ Capital	(1,616,025)	(330,144)	(6,337,067)	(7,325,520)
Partners’ Capital, beginning of period	42,528,119	52,419,066	47,249,161	59,414,442

Partners’ Capital, end of period	$40,912,094	$52,088,922	$40,912,094	$52,088,922

Net asset value per unit (33,546.7504 and 38,083.9989 units outstanding at September 30, 2012 and 2011, respectively)	$1,219.55	$1,367.74	$1,219.55	$1,367.74

Net income (loss) per unit *	$(7.83)	$25.74	$(44.08)	$(38.77)

Weighted average units outstanding	34,291.9634	38,740.2279	35,502.1467	39,923.0945

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

As of September 30, 2012, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”), SandRidge Capital L.P. (“SandRidge”), Waypoint Capital Management LLC (“Waypoint”) and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2012 and December 31, 2011 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net realized and unrealized gains (losses)*	$(1.81)	$37.42	$(24.06)	$(11.35)
Interest income	0.16	0.04	0.40	0.37
Expenses**	(6.18)	(11.72)	(20.42)	(27.79)

Increase (decrease) for period	(7.83)	25.74	(44.08)	(38.77)
Net asset value per unit, beginning of period	1,227.38	1,342.00	1,263.63	1,406.51

Net asset value per unit, end of period	$1,219.55	$1,367.74	$1,219.55	$1,367.74

*	Includes brokerage fees.
**	Excludes brokerage fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011*****	2012	2011*****
Ratios to average net assets: ***
Net investment income (loss)	(7.7)%	(8.1)%	(7.9)%	(8.3)%
Incentive fees	0.0%	0.3%	0.0%	0.3%

Net investment loss before incentive fees ****	(7.7)%	(7.8)%	(7.9)%	(8.0)%

Operating expenses	7.7%	7.9%	8.0%	8.1%
Incentive fees	0.0%	0.3%	0.0%	0.3%

Total expenses	7.7%	8.2%	8.0%	8.4%

Total return:
Total return before incentive fees	(0.6)%	2.3%	(3.5)%	(2.4)%
Incentive fees	0.0%	(0.4)%	0.0%	(0.4)%

Total return after incentive fees	(0.6)%	1.9%	(3.5)%	(2.8)%

***	Annualized (other than incentive fees).
****	Interest income less total expenses.
*****	The ratios are shown net and gross of incentive fees to conform to current period presentation.

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

September 30, 2012

(Unaudited)

4.	Fair Value Measurements:

Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), held by the Funds are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2012.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$41,660,937	$—	$41,660,937	$—

Net fair value	$41,660,937	$—	$41,660,937	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$47,740,622	$—	$47,740,622	$—

Net fair value	$47,740,622	$—	$47,740,622	$—

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

5.	Investments in Funds:

On March 1, 2005, the assets allocated to Aspect for trading were invested in CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 43,434.9465 units of Aspect Master with cash equal to $40,490,895, and a contribution of open commodity futures and forward contracts with a fair value of $2,944,052. Aspect Master was formed in order to permit accounts managed now or in the future by Aspect using its Diversified Program, a proprietary systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master was formed in order to permit accounts managed now or in the future by Graham using the K4D - 15V program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

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

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,000.0000 units of Eckhardt Master with cash equal to $10,000,000. Eckhardt Master was formed in order to permit accounts managed now or in the future by Eckhardt using its Standard Program-Higher Leveraged, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is the also general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2010, the assets allocated to Waypoint for trading were invested in Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 5,975.7506 units of Waypoint Master with cash of $5,975,751. Waypoint Master was formed in order to permit accounts managed now or in the future by Waypoint using its Diversified Futures Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Waypoint Master. Individual and pooled accounts currently managed by Waypoint, including the Partnership, are permitted to be limited partners of Waypoint Master. The General Partner and Waypoint believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2010, the assets allocated to PGR for trading were invested in PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 5,000.0000 units of PGR Master with cash equal to $5,000,000. PGR Master was formed in order to permit accounts managed now or in the future by PGR using its Mayfair Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of PGR Master. Individual and pooled accounts currently managed by PGR, including the Partnership, are permitted to be limited partners of PGR Master. The General Partner and PGR believe that trading through this structure should promote efficiency and economy in the trading process.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2012.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

At September 30, 2012, the Partnership owned approximately 6.4% of Aspect Master, 7.3% of Graham Master, 0.6% of SandRidge Master, 42.1% of Eckhardt Master, 31.4% of Waypoint Master and 13.1% of PGR Master. At December 31, 2011, the Partnership owned approximately 6.5% of Aspect Master, 5.7% of Graham Master, 1.0% of SandRidge Master, 41.5% of Eckhardt Master, 28.4% of Waypoint Master and 15.7% of PGR Master. It is Aspect’s, Graham’s, SandRidge’s, Eckhardt’s, Waypoint’s and PGR’s intention to continue to invest the assets allocated to each by the Partnership in Aspect Master, Graham Master, SandRidge Master, Eckhardt Master, Waypoint Master and PGR Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2012
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$142,664,482	$1,335,013	$141,329,469
Graham Master	95,924,800	3,450,230	92,474,570
SandRidge Master	311,313,835	16,909,222	294,404,613
Eckhardt Master	20,974,138	155,310	20,818,828
Waypoint Master	31,382,544	52,873	31,329,671
PGR Master	41,607,425	458,160	41,149,265

Total	$643,867,224	$22,360,808	$621,506,416

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$163,744,655	$39,491	$163,705,164
Graham Master	127,567,600	44,426	127,523,174
SandRidge Master	303,638,504	7,192,752	296,445,752
Eckhardt Master	20,578,273	71,694	20,506,579
Waypoint Master	39,260,567	68,237	39,192,330
PGR Master	45,105,430	68,484	45,036,946

Total	$699,895,029	$7,485,084	$692,409,945

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(56,443)	$(3,873,903)	$(3,930,346)
Graham Master	(76,849)	1,524,964	1,448,115
SandRidge Master	(212,727)	(19,078,252)	(19,290,979)
Eckhardt Master	(28,830)	1,967,793	1,938,963
Waypoint Master	(33,044)	(451,172)	(484,216)
PGR Master	(28,037)	615,526	587,489

Total	$(435,930)	$(19,295,044)	$(19,730,974)

	For the nine months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(178,209)	$(5,359,870)	$(5,538,079)
Graham Master	(337,956)	566,270	228,314
SandRidge Master	(592,387)	29,005,472	28,413,085
Eckhardt Master	(118,720)	3,074,933	2,956,213
Waypoint Master	(120,412)	2,339,558	2,219,146
PGR Master	(97,360)	(6,275,503)	(6,372,863)

Total	$(1,445,044)	$23,350,860	$21,905,816

	For the three months ended September 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(41,821)	$17,484,618	$17,442,797
Graham Master	(213,853)	(7,001,386)	(7,215,239)
SandRidge Master	(153,758)	18,193,702	18,039,944
Eckhardt Master	(36,609)	(2,067,641)	(2,104,250)
Waypoint Master	(42,646)	5,476,730	5,434,084
PGR Master	(26,811)	2,066,599	2,039,788

Total	$(515,498)	$34,152,622	$33,637,124

	For the nine months ended September 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(120,427)	$15,053,518	$14,933,091
Graham Master	(596,969)	(15,857,052)	(16,454,021)
SandRidge Master	(584,251)	48,322,928	47,738,677
Eckhardt Master	(153,299)	(2,439,928)	(2,593,227)
Waypoint Master	(156,111)	4,716,133	4,560,022
PGR Master	(80,503)	2,550,365	2,469,862

Total	$(1,691,560)	$52,345,964	$50,654,404

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	September 30, 2012		For the three months ended September 30, 2012
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	22.04%	$9,018,001	$(242,115)	$3,095	$1,730	$(246,940)	Commodity Portfolio	Monthly
Graham Master	16.53%	6,762,299	79,279	4,682	1,669	72,928	Commodity Portfolio	Monthly
SandRidge Master	4.66%	1,906,109	(90,917)	1,161	549	(92,627)	Energy Portfolio	Monthly
Eckhardt Master	21.40%	8,752,792	832,889	7,545	5,683	819,661	Commodity Portfolio	Monthly
Waypoint Master	24.05%	9,840,490	(109,971)	6,779	4,543	(121,293)	Commodity Portfolio	Monthly
PGR Master	13.15%	5,381,246	108,143	3,299	2,054	102,790	Commodity Portfolio	Monthly

Total		$41,660,937	$577,308	$26,561	$16,228	$534,519

	September 30, 2012		For the nine months ended September 30, 2012
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	22.04%	$9,018,001	$(333,301)	$8,904	$5,965	$(348,170)	Commodity Portfolio	Monthly
Graham Master	16.53%	6,762,299	(6,998)	19,530	3,681	(30,209)	Commodity Portfolio	Monthly
SandRidge Master	4.66%	1,906,109	386,813	3,575	1,803	381,435	Energy Portfolio	Monthly
Eckhardt Master	21.40%	8,752,792	1,291,250	31,788	20,712	1,238,750	Commodity Portfolio	Monthly
Waypoint Master	24.05%	9,840,490	685,135	24,165	14,201	646,769	Commodity Portfolio	Monthly
PGR Master	13.15%	5,381,246	(853,375)	11,740	6,730	(871,845)	Commodity Portfolio	Monthly

Total		$41,660,937	$1,169,524	$99,702	$53,092	$1,016,730

	December 31, 2011		For the three months ended September 30, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	22.61%	$10,684,071	$1,126,336	$2,420	$613	$1,123,303	Commodity Portfolio	Monthly
Graham Master	15.26%	7,211,965	(397,462)	11,068	1,291	(409,821)	Commodity Portfolio	Monthly
SandRidge Master	6.56%	3,100,202	271,402	1,261	1,159	268,982	Energy Portfolio	Monthly
Eckhardt Master	18.03%	8,516,333	(857,344)	9,381	6,099	(872,824)	Commodity Portfolio	Monthly
Waypoint Master	23.60%	11,149,118	1,630,077	9,381	4,052	1,616,644	Commodity Portfolio	Monthly
PGR Master	14.98%	7,078,933	463,337	2,446	3,698	457,193	Commodity Portfolio	Monthly

Total		$47,740,622	$2,236,346	$35,957	$16,912	$2,183,477

	December 31, 2011		For the nine months ended September 30, 2011
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	22.61%	$10,684,071	$985,073	$7,635	$3,046	$974,392	Commodity Portfolio	Monthly
Graham Master	15.26%	7,211,965	(808,772)	32,925	3,524	(845,221)	Commodity Portfolio	Monthly
SandRidge Master	6.56%	3,100,202	773,147	6,593	3,655	762,899	Energy Portfolio	Monthly
Eckhardt Master	18.03%	8,516,333	(1,006,795)	45,271	20,896	(1,072,962)	Commodity Portfolio	Monthly
Waypoint Master	23.60%	11,149,118	1,373,894	37,027	15,912	1,320,955	Commodity Portfolio	Monthly
PGR Master	14.98%	7,078,933	604,819	6,746	15,221	582,852	Commodity Portfolio	Monthly

Total		$47,740,622	$1,921,366	$136,197	$62,254	$1,722,915

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Specific market movements of commodities of futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 10.8% to 38.0% of the Funds’ contracts are traded over the counter.

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

September 30, 2012

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2012.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

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

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net income (loss) on investments in the Statements of Income and Expenses and Changes in Partners ’ Capital.

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

September 30, 2012

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Partnership capital decreased 13.4% from $47,249,161 to $40,912,094. This decrease was attributable to redemptions of 3,765.7357 Redeemable Units resulting in an outflow of $4,751,960, and the redemption of 79.0000 General Partner units equivalents totaling 100,389, coupled with the net loss of $1,484,718. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the third quarter of 2012, the Partnership’s net asset value per unit decreased 0.6% from $1,227.38 to $1,219.55 as compared to an increase of 1.9% in the third quarter of 2011. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the third quarter of 2012 of $571,998. Gains were primarily attributable to the Funds trading in currencies, grains, indices and U.S. interest rates and were partially offset by losses in energy, livestock, metals, softs and non-U.S interest rates. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the third quarter of 2011 of $2,234,765. Gains were primarily attributable to the Funds trading in metals, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, indices, livestock and softs.

The most significant losses were incurred within the energy sector, primarily during July and September, from short positions in natural gas futures as prices climbed higher on forecasts of hotter-than-normal weather that may erode a natural gas stockpile surplus. Elsewhere, losses were incurred from short positions in crude oil and its related products as prices advanced on rising concern that instability in the Middle East will disrupt supplies from a region responsible for about one-third of world production. Within the soft commodities sector, losses were incurred throughout the majority of the quarter from short positions in coffee futures as prices rose on speculation that supplies will tighten in South America, the world’s top coffee producing region. Within the metals sector, losses were experienced primarily during August, from short positions in silver futures as prices moved higher on speculation governments from China to the U.S. may take additional steps to spur economic growth. Losses were also recorded in this sector from short positions in platinum futures as prices rose amid concern continued labor-related violence at mines in South Africa will curb supplies. Within the global interest rate markets, losses were incurred primarily during August and September from long positions in European and U.S. fixed income futures as prices declined as the European Central Bank announced details of a plan to buy sovereign bonds of highly-indebted euro-region nations, dimming the allure of “refuge” assets. Meanwhile, prices of European and U.S. fixed income futures continued to decline amid demand for riskier assets after the U.S. Federal Reserve said it will buy mortgage-back securities and keep interest rates “exceptionally low” to spur the economy. A portion of the Partnership’s losses during the quarter was offset by gains experienced within the currency sector primarily during July and September due to long positions in the British pound, Indian rupee, and Mexican peso versus the U.S. dollar after the U.S. dollar declined amid the U.S. Federal Reserve announcement of bond buying to bolster the economy in a program of quantitative easing that tends to debase the currency. Within the stock indices sector, gains were experienced primarily during August and September from long positions in U.S. equity index futures as prices moved higher, sending the Standard & Poor’s 500 Index to the highest level since 2007, as the U.S. Federal Reserve’s plan to buy mortgage securities fueled demand for “riskier” assets. European equity index futures prices also advanced as an unexpected decline in Chinese manufacturing boosted speculation China will announce further stimulus. Gains were also experienced in the agricultural markets, primarily during July, from long positions in soybean futures as prices reached the highest level since July 2008 as a heat wave and drought in the U.S. Midwest threatened to limit output. Additional gains were experienced from long positions in wheat futures.

During the Partnership’s nine months ended September 30, 2012, the net asset value per unit decreased 3.5% from $1,263.63 to $1,219.55 as compared to a decrease of 2.8% in the same period of 2011. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the nine months ended September 30, 2012 of $1,155,561. Gains were primarily attributable to the Funds trading in energy, and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, grains, indices, livestock metals and softs. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the nine months ended September 30, 2011 of $1,906,600. Gains were primarily attributable to the Funds trading in energy, metals, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, grains, indices, livestock and softs.

The most significant losses were incurred within the metals sector, primarily during August, from short positions in silver futures as prices advanced on speculation governments from China to the U.S. may take additional steps to spur economic growth. Losses were also recorded from short positions in platinum futures as prices rose amid concern continued labor-related violence at mines in South Africa will curb supplies. Within the currency sector, losses were incurred primarily during June from short positions in the British pound versus the U.S. dollar as the value of the British pound advanced as European Union leaders eased terms on loans to Spanish banks, taking a step towards resolving the region’s debt crisis. Additional losses in this sector were incurred from short positions in the Canadian dollar versus the U.S. dollar. Within the agricultural sector, losses were incurred primarily during May from long positions in soybean futures as prices declined, experiencing the largest monthly drop since September, as rain and cool weather in some U.S. growing areas boosted prospects for recently planted soybean crops. Losses were also experienced in the agricultural sector during September from long positions in corn futures as prices fell on speculation that U.S. Midwest rain during August limited crop damage caused by the severe drought in June and July in the U.S. Within the soft commodities sector, losses were incurred primarily during June from short positions in sugar futures as prices advanced as commodity prices rallied on Europe’s plans to bolster its economy and stem the debt crisis. Sugar futures prices continued to move higher on signs that rains will hamper crops in Brazil, the world’s top producer of sugar. Within the global stock indices, losses were experienced primarily during April and May due to short futures positions in Pacific Rim and European equity index futures as prices rose on speculation the Chinese government will ease monetary policy and global central banks will take action to bolster economies amid Europe’s sovereign debt crisis. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the global interest rate sector, primarily during April and May, from long positions in European, U.S., and Australian fixed-income futures as prices advanced amid increasing concern Europe’s debt crisis is worsening, purring demand for the relative “safety” of government debt. Additional profits from long positions in this sector were recorded during July. Gains were also experienced in the energy sector, primarily during February and March, from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S.

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

Interest income on 80% of the Partnership’s allocable portion of the average daily equity maintained in cash in the Funds’ brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income from investment in the Funds for the three months ended September 30, 2012 increased by $3,729 as compared to the corresponding period in 2011. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended September 30, 2012, as compared to the corresponding period in 2011. Interest income from investment in the Funds for the nine months ended September 30, 2012 decreased by $803 as compared to the corresponding period in 2011. The decrease of interest income is primarily due to lower average net assets during the nine months ended September 30, 2012. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Brokerage fees for the three and nine months ended September 30, 2012 decreased by $155,592 and $467,449, respectively, as compared to the corresponding periods in 2011. The decrease in brokerage fees is primarily due to a decrease in average net assets during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2012 decreased by $47,167 and $147,180, respectively, as compared to the corresponding periods in 2011. The decrease in management fees is primarily due to a decrease in average net assets during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees earned for the three and nine months ended September 30, 2012. Trading performance for the three and nine months ended September 30, 2011 resulted in an incentive fee accrual of $172,824.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2012 and June 30, 2012, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages.

Advisor	September 30, 2012	June 30, 2012
Aspect Capital Limited	22%	22%
Graham Capital Management L.P.	16%	16%
SandRidge Capital Management L.P	5%	4%
Eckhardt Trading Company	21%	20%
Waypoint Capital Management LLC	23%	23%
PGR Capital LLP	13%	15%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2012 and December 31, 2011. As of September 30, 2012, the Partnership’s total capitalization was $40,912,094.

September 30, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$4,437,753	10.85%
Energy	575,972	1.41%
Grains	212,429	0.52%
Indices	1,547,880	3.78%
Interest Rates U.S.	415,741	1.01%
Interest Rates Non-U.S.	1,058,281	2.59%
Livestock	12,367	0.03%
Metals	432,291	1.06%
Softs	164,225	0.40%

Total	$8,856,939	21.65%

As of December 31, 2011, the Partnership’s total capitalization was $47,249,161.

December 31, 2011

	Value at Risk	% of Total Capitalization
Market Sector
Currencies	$1,226,446	2.60%
Energy	416,314	0.88%
Grains	234,357	0.50%
Indices	606,159	1.28%
Interest Rates U.S.	483,829	1.02%
Interest Rates Non-U.S.	1,311,683	2.78%
Livestock	6,858	0.01%
Lumber	488	0.00%*
Metals	286,993	0.61%
Softs	173,921	0.37%

Total	$4,747,048	10.05%

*	Due to rounding.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2012 and December 31, 2011, and the highest, lowest and average value during the three months ended September 30, 2012 and for the twelve months ended December 31, 2011. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of September 30, 2012, Aspect Master’s total capitalization was $141,329,469. The Partnership owned approximately 6.4% of Aspect Master. As of September 30, 2012, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2012

			Three Months Ended September 30, 2012
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$11,095,458	7.85%	$11,095,458	$8,035,101	$9,819,027
Energy	746,920	0.53%	1,050,723	614,998	855,480
Grains	740,696	0.52%	937,803	483,900	718,861
Indices	3,614,980	2.56%	3,692,898	1,403,855	2,704,840
Interest Rates U.S.	904,075	0.64%	1,104,825	899,025	976,867
Interest Rates Non-U.S.	2,841,330	2.01%	4,285,846	2,594,956	3,676,543
Livestock	153,900	0.11%	203,750	116,250	155,967
Metals	2,028,515	1.43%	3,472,258	1,769,619	2,645,136
Softs	788,550	0.56%	847,554	336,425	653,386

Total	$22,914,424	16.21%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, Graham Master’s total capitalization was $92,474,570. The Partnership owned approximately 7.3% of Graham Master. As of September 30, 2012, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

September 30, 2012

	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,567,494	2.78%	$4,733,601	$2,153,005	$3,523,033
Energy	1,048,265	1.13%	1,446,040	328,716	958,017
Grains	736,750	0.80%	1,199,925	694,650	863,867
Indices	5,066,164	5.48%	5,399,465	3,650,988	4,751,021
Interest Rates U.S.	1,287,925	1.39%	1,827,200	1,011,300	1,466,600
Interest Rates Non-U.S.	3,253,133	3.52%	3,871,167	2,704,921	3,450,631
Livestock	10,800	0.01%	35,175	8,550	17,642
Metals	949,025	1.03%	2,984,515	661,356	1,897,484
Softs	705,600	0.76%	970,701	454,083	717,721

Total	$15,625,156	16.90%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, SandRidge Master’s total capitalization was $294,404,613. The Partnership owned approximately 0.6% of SandRidge Master. As of September 30, 2012, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

September 30, 2012

	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$21,675,334	7.36%	$21,675,334	$12,624,778	$16,720,061

Total	$21,675,334	7.36%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, Eckhardt Master’s total capitalization was $20,818,828. The Partnership owned approximately 42.1% of Eckhardt Master. As of September 30, 2012, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

September 30, 2012

	Value at Risk	% of Total Capitalization	Three months ended September 30, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$922,883	4.43%	$1,071,074	$724,883	$868,887
Energy	384,300	1.85%	407,700	133,170	308,657
Grains	183,000	0.88%	273,678	132,250	198,691
Indices	641,834	3.08%	674,922	433,616	576,305
Interest Rates U.S.	386,150	1.86%	551,825	130,300	428,808
Interest Rates Non -U.S.	714,189	3.43%	719,853	137,819	530,915
Metals	139,887	0.67%	316,501	83,378	195,621
Softs	56,529	0.27%	111,543	25,033	67,130

Total	$3,428,772	16.47%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, Waypoint Master’s total capitalization was $31,329,671. The Partnership owned approximately 31.4% of Waypoint Master. As of September 30, 2012, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

September 30, 2012

	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$9,796,551	31.27%	$9,805,183	$801,893	$5,059,039
Energy	108,000	0.34%	108,000	15,277	86,833
Indices	1,095,273	3.50%	1,111,107	84,388	608,173
Interest Rates U.S.	30,800	0.10%	537,550	30,800	175,308
Interest Rates Non-U.S.	73,820	0.24%	961,765	42,234	450,284
Metals	476,500	1.52%	476,500	16,200	235,333
Softs	44,550	0.14%	71,500	32,200	61,117

Total	$11,625,494	37.11%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, PGR Master’s total capitalization was $41,149,265. The Partnership owned approximately 13.1% of PGR Master. As of September 30, 2012, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

September 30, 2012

	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$576,840	1.40%	$762,065	$432,268	$601,058
Energy	961,005	2.34%	1,196,135	160,426	728,593
Grains	261,062	0.63%	358,000	237,500	281,271
Indices	2,538,650	6.17%	2,560,803	1,081,839	1,858,086
Interest Rates U.S.	699,400	1.70%	769,700	699,400	723,417
Interest Rates Non -U.S.	2,405,375	5.85%	3,330,100	2,129,042	2,847,649
Livestock	13,200	0.03%	15,600	1,200	8,800
Metals	188,350	0.46%	659,250	152,000	395,750
Softs	186,727	0.45%	220,726	133,869	178,685

Total	$7,830,609	19.03%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

RMBS Litigation and Other Matters

On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants’ motion to dismiss plaintiff’s securities law claims and granted defendants’ motion to dismiss plaintiff’s negligent misrepresentation claims. On June 19, 2012, the district court granted defendants’ motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court’s statutes of repose and limitations rulings.

On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New York against Citigroup alleging actionable misstatements and omissions in connection with Woori Bank’s $95 million investment in five collateralized debt obligations.

On May 18, 2012, the Federal Deposit Insurance Corporation filed (“FDIC”) complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup Global Markets Inc., Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of residential mortgage-backed securities (“RMBS”) by two failed banks for which the FDIC is acting as receiver.

On June 6, 2012, the court granted in part and denied in part defendants’ motions to dismiss in WESTERN & SOUTHERN LIFE INS. CO., ET AL. v. RESIDENTIAL FUNDING CO., LLC, ET AL.

On June 26, 2012, the court overruled defendants’ demurrer to plaintiff’s amended complaint in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA SECURITIES, LLC, ET AL.

On July 27, 2012, John Hancock Life Insurance Co. and several affiliated entities filed a complaint in the United States District Court for the District of Minnesota against various defendants, including CGM, asserting disclosure claims arising out of purchases of RMBS.

On August 29, 2012, the United States District Court for the Southern District of New York issued an order preliminarily approving the parties’ settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION, pursuant to which Citigroup has agreed to pay $590 million. A fairness hearing is scheduled for January 15, 2013.

On August 30, 2012, Rentokil-Initial Pension Scheme filed a putative class action complaint against Citigroup on behalf of purchasers of 26 Citigroup offerings of medium term Euro Notes issued between October 12, 2005 and February 25, 2009. The complaint asserts claims under Section 90 of the Financial Services and Markets Act 2000 and includes allegations similar to those asserted in IN RE CITIGROUP INC. BOND LITIGATION.

On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs’ motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, and assert disclosure claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGM is one of the underwriter defendants.

Other Matters

Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION. Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate putative classes of plaintiffs: (1) OTC purchasers of derivative instruments tied to USD LIBOR; (2) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (3) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities that allege that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments that they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. CGM may establish reserves from time to time in connections with such actions. Additional lawsuits containing claims similar to those described above may be filed in the future.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, other than as set forth below.

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

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units) Purchased*	(b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	315.3900	$ 1,270.75	N/A	N/A
August 1, 2012 – August 31, 2012	283.9090	$ 1,247.33	N/A	N/A
September 1, 2012 – September 30, 2012	424.4770	$ 1,219.55	N/A	N/A
	1,023.7760	$ 1,243.03

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

The registrant does not have a board of directors. The General Partner is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of the General Partner.

Damian George, age 45, has been a Director of the General Partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney LLC. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of CGM. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

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

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	November 14, 2012

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 14, 2012