Form 10-Q
period 2013-03-31
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2013-05-15
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes       No X

As of April 30, 2013, 30,120.8225 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012

Assets:
Investment in Funds, at fair value	$36,990,984	$38,052,990
Cash	133,016	122,535

Total assets	$37,124,000	$38,175,525

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$167,058	$171,790
Management fees	49,880	53,114
Other	132,068	107,429
Redemptions payable	280,852	923,837

Total liabilities	629,858	1,256,170

Partners’ Capital:
General Partner, 362.6499 unit equivalents outstanding at March 31, 2013 and December 31, 2012	432,377	419,927
Limited Partners, 30,246.2495 and 31,520.9475 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively	36,061,765	36,499,428

Total partners’ capital	36,494,142	36,919,355

Total liabilities and partners’ capital	$37,124,000	$38,175,525

Net asset value per unit	$1,192.27	$1,157.94

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

March 31, 2013

(Unaudited)

	Fair Value	% of Partners’ Capital

Investment in Funds
CMF Aspect Master Fund L.P.	$9,482,855	25.98%
CMF Graham Capital Master Fund L.P.	6,859,242	18.80
CMF Eckhardt Master Fund L.P.	8,688,347	23.81
Waypoint Master Fund L.P.	5,208,910	14.27
PGR Master Fund L.P.	6,751,630	18.50

Total investment in Funds, at fair value	$36,990,984	101.36%

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

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment income:
Interest income from investment in Funds	$4,429	$3,785

Expenses:
Brokerage fees including clearing fees	535,048	679,386
Management fees	149,214	198,544
Other	58,305	71,568

Total expenses	742,567	949,498

Net investment income (loss)	(738,138)	(945,713)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	1,833,951	1,665,154
Change in net unrealized gains (losses) on investment in Funds	(10,920)	(1,051,867)

Total trading results	1,823,031	613,287

Net income (loss)	1,084,893	(332,426)
Redemptions - Limited Partners	(1,510,106)	(2,062,060)

Net increase (decrease) in Partners’ Capital	(425,213)	(2,394,486)
Partners’ Capital, beginning of period	36,919,355	47,249,161

Partners’ Capital, end of period	$36,494,142	$44,854,675

Net asset value per unit (30,608.8994 and 35,765.3396 units outstanding at March 31, 2013 and 2012, respectively)	$1,192.27	$1,254.14

Net income (loss) per unit *	$34.33	$(9.49)

Weighted average units outstanding	31,318.2887	36,994.5801

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup Inc.’s remaining interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of March 31, 2013, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”), Waypoint Capital Management LLC (“Waypoint”) and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2013 and December 31, 2012 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Net realized and unrealized gains (losses)*	$40.82	$(2.30)
Interest income	0.15	0.10
Expenses**	(6.64)	(7.29)

Increase (decrease) for period	34.33	(9.49)
Net asset value per unit, beginning of year	1,157.94	1,263.63

Net asset value per unit, end of period	$1,192.27	$1,254.14

*	Includes brokerage fees.
**	Excludes brokerage fees.

	Three Months Ended March 31,
	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(8.2)%	(8.2)%
Incentive fees	0.0%	0.0%

Net Investment loss before incentive fees ****	(8.2)%	(8.2)%

Operating expenses	8.2%	8.2%
Incentive fees	0.0%	0.0%

Total expenses	8.2%	8.2%

Total return:
Total return before incentive fee	3.0%	(0.8)%
Incentive fees	0.0%	0.0%

Total return after incentive fee	3.0%	(0.8)%

***	Annualized (other than incentive fees).
****	In terest income less total expenses.

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

        On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The new guidance did not have a significant impact on the Partnership’s financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the three months ended March 31, 2013 and the year ended December 31, 2012.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$36,990,984	$—	$36,990,984	$—

Net fair value	$36,990,984	$—	$36,990,984	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$38,052,990	$—	$38,052,990	$—

Net fair value	$38,052,990	$—	$38,052,990	$—

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

5.	Investments in Funds:

On March 1, 2005, the assets allocated to Aspect for trading were invested in CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 43,434.9465 units of Aspect Master with cash equal to $40,490,895, and a contribution of open commodity futures and forward contracts with a fair value of $2,944,052. Aspect Master was formed in order to permit accounts managed by Aspect using its Diversified Program, a proprietary systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master was formed in order to permit accounts managed by Graham using the K4D - 15V program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Graham agree that Graham will trade the Partnership’s assets allocated to Graham at a level that is up to 1.5 times the amount of the assets allocated.

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

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,000.0000 units of Eckhardt Master with cash equal to $10,000,000. Eckhardt Master was formed in order to permit accounts managed by Eckhardt using its Standard Program-Higher Leveraged, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is the also general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

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

On November 1, 2010, the assets allocated to PGR for trading were invested in PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGR Master with cash equal to $5,000,000. PGR Master was formed in order to permit accounts managed by PGR using its Mayfair Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of PGR Master. Individual and pooled accounts currently managed by PGR, including the Partnership, are permitted to be limited partners of PGR Master. The General Partner and PGR believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and PGR agreed that PGR will trade the Partnership’s assets allocated to PGR at a level that is up to 1.5 times the amount of the assets allocated.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2013.

Aspect Master’s, Graham Master’s, Eckhardt Master’s, Waypoint Master’s and PGR Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. Reference to “Funds” included in this report may also include, as relevant, reference to SandRidge Master. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

        A limited partner of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any day. Such withdraws are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, service, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

As of March 31, 2013, the Partnership owned approximately 7.0% of Aspect Master, 9.4% of Graham Master, 41.5% of Eckhardt Master, 29.3% of Waypoint Master and 16.7% of PGR Master. As of December 31, 2012, the Partnership owned approximately 6.6% of Aspect Master, 7.4% of Graham Master, 0.7% of SandRidge Master, 42.6% of Eckhardt Master, 33.7% of Waypoint Master and 13.8% of PGR Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	March 31, 2013
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$135,726,037	$755,933	$134,970,104
Graham Master	73,666,855	960,767	72,706,088
Eckhardt Master	21,891,929	957,900	20,934,029
Waypoint Master	17,808,842	40,264	17,768,578
PGR Master	40,565,045	40,502	40,524,543

Total	$289,658,708	$2,755,366	$286,903,342

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$136,219,745	$591,506	$135,628,239
Graham Master	85,313,676	377,625	84,936,051
SandRidge Master	294,670,281	2,521,288	292,148,993
Eckhardt Master	18,542,577	112,971	18,429,606
Waypoint Master	22,633,645	70,047	22,563,598
PGR Master	39,466,549	72,252	39,394,297

Total	$596,846,473	$3,745,689	$593,100,784

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(70,209)	$3,619,206	$3,548,997
Graham Master	(72,893)	7,535,558	7,462,665
SandRidge Master	(68,488)	129,650	61,162
Eckhardt Master	(42,912)	614,370	571,458
Waypoint Master	(33,502)	380,864	347,362
PGR Master	(32,771)	3,698,966	3,666,195

Total	$(320,775)	$15,978,614	$15,657,839

	For the three months ended March 31, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(45,641)	$3,077,847	$3,032,206
Graham Master	(154,873)	3,061,669	2,906,796
SandRidge Master	(232,244)	49,569,214	49,336,970
Eckhardt Master	(50,920)	245,610	194,690
Waypoint Master	(45,014)	(163,723)	(208,737)
PGR Master	(26,356)	(2,266,066)	(2,292,422)

Total	$(555,048)	$53,524,551	$52,969,503

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	March 31, 2013		For the three months ended March 31, 2013
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	25.98%	$9,482,855	$214,445	$4,276	$1,604	$208,565	Commodity Portfolio	Monthly
Graham Master	18.80%	6,859,242	674,620	5,348	1,836	667,436	Commodity Portfolio	Monthly
SandRidge Master	—	—	2,336	256	1,052	1,028	Energy Portfolio	Monthly
Eckhardt Master	23.81%	8,688,347	266,105	10,937	7,944	247,224	Commodity Portfolio	Monthly
Waypoint Master	14.27%	5,208,910	118,645	4,778	6,121	107,746	Commodity Portfolio	Monthly
PGR Master	18.50%	6,751,630	551,309	3,935	2,726	544,648	Commodity Portfolio	Monthly

Total		$36,990,984	$1,827,460	$29,530	$21,283	$1,776,647

	December 31, 2012		For the three months ended March 31, 2012
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	24.18%	$8,928,236	$201,205	$2,803	$1,087	$197,315	Commodity Portfolio	Monthly
Graham Master	17.11%	6,316,304	173,776	8,576	862	164,338	Commodity Portfolio	Monthly
SandRidge Master	5.28%	1,949,256	484,440	1,743	758	481,939	Energy Portfolio	Monthly
Eckhardt Master	21.26%	7,848,705	100,410	14,444	7,484	78,482	Commodity Portfolio	Monthly
Waypoint Master	20.57%	7,595,874	(28,829)	8,926	4,722	(42,477)	Commodity Portfolio	Monthly
PGR Master	14.67%	5,414,615	(313,930)	3,092	2,167	(319,189)	Commodity Portfolio	Monthly

Total		$38,052,990	$617,072	$39,584	$17,080	$560,408

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Specific market movements of commodities of futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 15.4% to 42.5% of the Funds’ contracts are traded over the counter.

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

March 31, 2013

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the three months ended March 31, 2013 and for the year ended December 31, 2012.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

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

March 31, 2013

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

Recent Accounting Pronouncements. In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2013, Partnership capital decreased 1.2% from $36,919,355 to $36,494,142. This decrease was attributable to the redemptions of 1,274.6980 Redeemable Units totaling $1,510,106, which was partially offset by net income of $1,084,893. Future redemptions can impact the amount of funds available for investment in Funds in subsequent months.

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

Results of Operations

During the first quarter of 2013, the Partnership’s net asset value per unit increased 3.0% from $1,157.94 to $1,192.27 as compared to a decrease of 0.8% in the first quarter of 2012. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the first quarter of 2013 of $1,823,031. Gains were primarily attributable to the Funds trading in currencies, indices, non-U.S. interest rates, metals and softs and were partially offset by losses in energy, grains, livestock, and U.S. interest rates. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the first quarter of 2012 of $613,287. Gains were primarily attributable to the Funds trading in energy and indices and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates, livestock, and metals.

The most significant gains were recorded within the global stock index markets during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Within the currency markets, gains were achieved primarily during January from short positions in the Japanese yen versus the U.S. dollar, Canadian dollar, euro, and Australian dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further. Additional currency gains were experienced during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso moved higher after a gain in U.S. retail sales boosted the outlook for Mexican exports. Within the agricultural sector, gains were experienced primarily during February from short positions in sugar futures as prices tumbled to a 30-month low on signs that crops are getting enough moisture to boost harvests in Brazil, the world’s largest grower of sugar.

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy sector during February from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and manufacturing expanded less than forecast in China and contracted in Europe. Losses were also incurred within the global interest rate sector, primarily during January, from long positions in U.S. fixed income futures as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said the euro-area economy should gradually recover this year.

Interest income on 80% of the Partnership’s allocable portion of the average daily equity maintained in cash in the Funds’ brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income from investment in the Funds for the three months ended March 31, 2013 increased by $644 as compared to the corresponding period in 2012. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended March 31, 2013, as compared to the corresponding period in 2012. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net assets values. Brokerage fees for the three months ended March 31, 2013 decreased by $144,338, as compared to the corresponding period in 2012. The decrease in brokerage fees is primarily due to lower average net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net assets values. Management fees for the three months ended March 31, 2013 decreased by $49,330, as compared to the corresponding period in 2012. The decrease in management fees is primarily due to lower average net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees earned for the three months ended March 31, 2013 and 2012. An Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2013 and December 31, 2012, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages.

Advisor	March 31, 2013		December 31, 2012
Aspect Capital Limited	$9,424,220	26%	$8,876,780	24%
Graham Capital Management L.P.	$6,827,835	19%	$6,288,225	17%
SandRidge Capital Management L.P	$—	—%	$1,941,008	5%
Eckhardt Trading Company	$8,635,971	24%	$7,802,595	21%
Waypoint Capital Management LLC	$5,174,083	14%	$6,625,029	18%
PGR Capital LLP	$6,432,033	17%	$5,385,718	15%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Exchange maintenance margin requirements have been used by the Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealer and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given Futures contract) and economic fundamentals to provide a probalistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2013 and December 31, 2012. As of March 31, 2013, the Partnership’s total capitalization was $36,494,142.

March 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,368,824	3.75%
Energy	329,461	0.90%
Grains	165,623	0.45%
Indices	1,775,189	4.86%
Interest Rates U.S.	314,030	0.87%
Interest Rates Non-U.S.	1,074,617	2.94%
Livestock	18,661	0.05%
Lumber	406	0.00%*
Metals	450,720	1.24%
Softs	181,189	0.50%

Total	$5,678,720	15.56%

*	Due to rounding.

As of December 31, 2012, the Partnership’s total capitalization was $36,919,355.

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization

Currencies	$3,278,875	8.88%
Energy	251,734	0.68%
Grains	152,807	0.42%
Indices	1,407,821	3.81%
Interest Rates U.S.	247,420	0.67%
Interest Rates Non-U.S.	771,616	2.09%
Livestock	8,366	0.02%
Lumber	330	0.00%*
Metals	296,859	0.81%
Softs	122,151	0.33%

Total	$6,537,979	17.71%

*	Due to rounding.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2013 and December 31, 2012, and the highest, lowest and average value during the three months ended March 31, 2013 and for the twelve months ended December 31, 2012. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of March 31, 2013, Aspect Master’s total capitalization was $134,970,104. The Partnership owned approximately 7.0% of Aspect Master. As of March 31, 2013, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$9,103,331	6.75%	$10,780,103	$8,355,097	$8,789,592
Energy	1,396,405	1.04%	2,869,850	1,183,954	2,040,595
Grains	725,600	0.54%	916,260	476,615	706,056
Indices	3,404,911	2.52%	4,276,115	3,273,009	3,660,430
Interest Rates U.S.	339,662	0.25%	440,350	118,357	213,496
Interest Rates Non-U.S.	4,511,015	3.34%	4,524,738	863,953	2,273,541
Livestock	214,100	0.16%	219,100	36,925	151,177
Lumber	5,800	0.00%**	5,800	5,000	5,800
Metals	2,539,334	1.88%	2,539,334	1,181,583	1,884,050
Softs	806,238	0.60%	884,459	534,231	729,005

Total	$23,046,396	17.08%

*	Average of month-end Values at Risk.
**	Due to rounding.

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

As of March 31, 2013, Graham Master’s total capitalization was $72,706,088. The Partnership owned approximately 9.4% of Graham Master. As of March 31, 2013, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

March 31, 2013

	Value at Risk	% of Total Capitalization	Three Months Ended March 31, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,660,626	5.03%	$5,000,207	$3,107,628	$3,663,639
Energy	678,298	0.93%	1,417,325	405,059	774,033
Grains	437,050	0.60%	714,250	350,474	441,855
Indices	5,262,299	7.24%	5,882,185	3,961,891	4,731,273
Interest Rates U.S.	874,475	1.20%	874,575	537,325	701,250
Interest Rates Non-U.S.	2,644,302	3.64%	2,659,126	1,276,455	1,978,115
Metals	1,381,837	1.90%	1,522,953	545,530	1,071,267
Softs	462,192	0.64%	511,259	308,329	406,507

Total	$15,401,079	21.18%

*	Average of month-end Values at Risk.

As of December 31, 2012, Graham Master’s total capitalization was $84,936,051. The Partnership owned approximately 7.4% of Graham Master. As of December 31, 2012, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2012

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies	$4,886,499	5.75%	$5,242,762	$2,153,005	$3,676,056
Energy	879,022	1.04%	3,576,694	328,716	1,612,982
Grains	707,500	0.83%	1,548,650	617,775	806,449
Indices	4,894,230	5.76%	8,403,330	3,650,988	5,248,562
Interest Rates U.S.	727,200	0.86%	2,173,050	190,045	1,283,420
Interest Rates Non-U.S.	2,250,303	2.65%	5,723,015	2,250,303	3,953,113
Metals	1,161,998	1.37%	2,984,515	661,356	1,671,237
Softs	372,412	0.44%	999,000	372,412	653,258

Total	$15,879,164	18.70%

*	Annual average of month-end Value at Risk.
**	Due to rounding.

As of December 31, 2012, SandRidge Master’s total capitalization was $292,148,993. The Partnership owned approximately 0.7% of SandRidge Master. As of December 31, 2012, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,452,965	0.50%	$21,675,334	$1,452,965	$12,063,026

Total	$1,452,965	0.50%

*	Annual average of month-end Value at Risk.

As of March 31, 2013, Eckhardt Master’s total capitalization was $20,934,029. The Partnership owned approximately 41.5% of Eckhardt Master. As of March 31, 2013, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

March 31, 2013

	Value at Risk	% of Total Capitalization	Three months ended March 31, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$543,328	2.60%	$945,143	$330,467	$475,304
Energy	279,775	1.34%	299,925	123,150	212,958
Grains	61,417	0.29%	183,331	61,417	93,536
Indices	650,011	3.10%	755,546	475,576	612,020
Interest Rates U.S.	353,644	1.69%	353,644	27,783	277,868
Interest Rates Non -U.S.	316,732	1.51%	372,076	116,551	289,886
Metals	46,378	0.22%	213,999	43,587	82,645
Softs	40,900	0.20%	40,900	6,000	22,733

Total	$2,292,185	10.95%

*	Average of month-end Values at Risk.

As of December 31, 2012, Eckhardt Master’s total capitalization was $18,429,606. The Partnership owned approximately 42.6% of Eckhardt Master. As of December 31, 2012, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$886,487	4.81%	$1,330,124	$345,179	$861,941
Energy	146,250	0.79%	7,866,490	49,900	261,682
Grains	106,507	0.58%	244,448	45,898	169,313
Indices	533,624	2.90%	675,308	8,000	432,089
Interest Rates U.S.	171,800	0.93%	626,375	109,035	357,245
Interest Rates Non-U.S.	286,004	1.55%	923,168	137,819	510,969
Metals	146,521	0.80%	316,501	25,650	153,467
Softs	9,000	0.05%	111,543	5,800	45,908

Total	$2,286,193	12.41%

*	Annual average of month-end Value at Risk.

As of March 31, 2013, Waypoint Master’s total capitalization was $17,768,578. The Partnership owned approximately 29.3% of Waypoint Master. As of March 31, 2013, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

March 31, 2013

	Value at Risk	% of Total Capitalization	Three Months Ended March 31, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$317,200	1.78%	$6,180,417	$317,200	$3,177,304
Energy	64,000	0.36%	131,350	53,750	45,333
Grains	9,600	0.05%	73,200	7,200	38,533
Indices	793,601	4.47%	1,008,086	99,066	390,522
Interest Rates U.S.	80,000	0.45%	179,650	75,075	74,183
Interest Rates Non-U.S.	436,442	2.46%	532,298	58,469	270,925
Metals	71,300	0.40%	157,700	63,900	76,333
Softs	67,500	0.38%	143,850	39,900	97,900

Total	$1,839,643	10.35%

*	Average of month-end Values at Risk.

As of December 31, 2012, Waypoint Master’s total capitalization was $22,563,598. The Partnership owned approximately 33.7% of Waypoint Master. As of December 31, 2012, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies	$5,181,537	22.96%	$9,805,183	$801,893	$4,924,577
Energy	53,750	0.24%	212,200	13,300	61,629
Indices	686,879	3.04%	1,579,713	84,388	766,988
Interest Rates U.S.	75,075	0.33%	910,900	375	220,475
Interest Rates Non-U.S.	228,670	1.01%	1,960,746	42,234	551,129
Metals	80,325	0.36%	476,500	7,500	84,110
Softs	48,600	0.22%	287,600	31,200	107,842

Total	$6,354,836	28.16%

*	Annual average of month-end Value at Risk.

As of March 31, 2013, PGR Master’s total capitalization was $40,524,543. The Partnership owned approximately 16.7% of PGR Master. As of March 31, 2013, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

March 31, 2013

	Value at Risk	% of Total Capitalization	Three Months Ended March 31, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$413,600	1.02%	$731,638	$354,097	$488,994
Energy	198,170	0.49%	825,250	152,066	478,863
Grains	272,140	0.67%	313,730	151,250	242,885
Indices	3,232,988	7.98%	3,659,039	2,202,792	3,320,865
Interest Rates U.S.	226,650	0.56%	456,625	136,225	195,758
Interest Rates Non -U.S.	1,502,754	3.71%	1,663,373	824,918	1,163,702
Livestock	22,000	0.05%	22,000	1,000	12,000
Metals	616,385	1.52%	616,385	203,450	387,363
Softs	266,796	0.66%	274,063	169,123	228,236

Total	$6,751,483	16.66%

*	Average of month-end Values at Risk.

As of December 31, 2012, PGR Master’s total capitalization was $39,394,297. The Partnership owned approximately 13.8% of PGR Master. As of December 31, 2012, PGR Master’s value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, but denying defendants motion to dismiss certain claims under Section 11. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class was fully briefed. On March 25, 2013, the United States District Court for the Southern District of New York entered an order preliminarily approving the parties proposed settlement of IN RE CITIGROUP INC. BOND LITIGATION, pursuant to which Citigroup and certain of its subsidiaries will pay $730 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing is scheduled for July 23, 2013.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and certain of its subsidiaries have been named as defendants in complaints filed by purchasers of mortgage-backed security (“MBS”) and collateralized debt obligation (“CDO”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup and certain of its subsidiaries have threatened to file additional suits, for some of which Citigroup and certain of its subsidiaries has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $12 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6 billion. The largest MBS investor claim against Citigroup and certain of its subsidiaries, as measured by the face value of purchases at issue, has been asserted by the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with fifteen other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits.

On April 5, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ appeal from the district court’s denial of defendants’ motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL.

On March 26, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ petition for review of the district court’s October 15, 2012 order granting lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL. Plaintiffs allege federal securities law claims on behalf of a putative class of purchasers of MBSs issued by Residential Accredited Loans, Inc. CGM is named as an underwriter defendant.

On January 18, 2013, defendants filed a notice of appeal from the New York Supreme Court’s order granting in part and denying in part defendants’ motion to dismiss in LORELEY FINANCING (JERSEY) NO. 3 LTD., ET AL. v. CITIGROUP GLOBAL MARKETS INC., ET AL.

Auction-rate Securities-Related Litigation and Other Matters

Antitrust Actions: On March 5, 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of two putative class actions brought on behalf of purchasers and issuers of auction rate securities for alleged violations of Section 1 of the Sherman Antitrust Act.

Other Matters

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al.: On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup and certain of its subsidiaries, including CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims for fraud and negligent misrepresentation as well as claims under Sections 10 and 20 of the Securities Exchange Act of 1934 arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup and certain of its subsidiaries. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On March 28, 2013, the United States District Court for the Southern District of New York granted defendants’ motion for summary judgment dismissing all remaining claims asserted by seven Norwegian municipalities. Plaintiffs filed a notice of appeal from this ruling to the United States Court of Appeals for the Second Circuit.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 other than as described below.

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

An advisor that trades at a higher level of leverage will establish a greater number of positions than it would establish for an account of similar size traded at the advisor’s standard leverage. Accordingly, a greater amount of the Partnership’s assets will be committed to margin in such situations than if the advisor traded its program at standard leverage. Trading at a higher level of leverage may increase the volatility of the Partnership’s account.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units) Purchased*	(b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	656.7890	$ 1,187.46	N/A	N/A
February 1, 2013 – February 28, 2013	382.3480	$ 1,175.22	N/A	N/A
March 1, 2013 – March 31, 2013	235.5610	$ 1,192.27	N/A	N/A
	1,274.6980	$ 1,184.68

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

Not Applicable.

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

(a) Letter from the General Partner extending Advisory Agreement between the General Partner and SandRidge Capital, L.P. for 2012, dated June 1, 2012 (filed as Exhibit 10.5(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.6 Management Agreement among the Partnership, the General Partner and Aspect Capital Limited, dated January 3, 2002 (filed as Exhibit 99 to the Annual Report on Form 10-K filed on March 27, 2003 and incorporated herein by reference).

(a) Letter from the General Partner extending Management with Aspect Capital Limited for 2012, dated June 1, 2012 (filed as Exhibit 10.6(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.7 Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company, dated March 31, 2008 (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2008 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Eckhardt Trading Company for 2012, dated June 1, 2012 (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.8 Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated February 25, 2010 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on May 17, 2010 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Waypoint Capital Management LLC for 2012, dated June 1, 2012 (filed as Exhibit 10.10(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.9 Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P., dated June 11, 2001 (filed as Exhibit 10 to the Annual Report on Form 10-K filed on March 27, 2002 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Graham Capital Management, L.P. for 2012, dated June 1, 2012 (filed as Exhibit 10.9(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.10 Amended and Restated Management Agreement among the Partnership, the General Partner and PGR Capital LLP, (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 15, 2011 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with PGR Capital LLP for 2012, dated June 1, 2012 (filed as Exhibit 10.11(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

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

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	May 15, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 15, 2013