Form 10-Q
period 2013-06-30
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2013-08-14
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes       No X

As of July 31, 2013, 28,958.3735 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2013	December 31, 2012

Assets:
Investment in Funds, at fair value	$34,286,716	$38,052,990
Cash	98,985	122,535

Total assets	$34,385,701	$38,175,525

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$154,737	$171,790
Management fees	45,924	53,114
Other	96,138	107,429
Redemptions payable	879,144	923,837

Total liabilities	1,175,943	1,256,170

Partners’ Capital:
General Partner, 362.6499 unit equivalents outstanding at June 30, 2013 and December 31, 2012	407,760	419,927
Limited Partners, 29,173.1285 and 31,520.9475 Redeemable Units outstanding at June 30, 2013 and December 31, 2012, respectively	32,801,998	36,499,428

Total partners’ capital	33,209,758	36,919,355

Total liabilities and partners’ capital	$34,385,701	$38,175,525

Net asset value per unit	$1,124.39	$1,157.94

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

June 30, 2013

(Unaudited)

	Fair Value	% of Partners’ Capital

Investment in Funds
CMF Aspect Master Fund L.P.	$9,124,890	27.48%
CMF Graham Capital Master Fund L.P.	6,171,670	18.58
CMF Eckhardt Master Fund L.P.	7,672,428	23.10
Waypoint Master Fund L.P.	4,934,452	14.86
PGR Master Fund L.P.	6,383,276	19.22

Total investment in Funds, at fair value	$34,286,716	103.24

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

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment income:
Interest income from investment in Funds	$1,718	$4,868	$6,147	$8,653

Expenses:
Brokerage fees including clearing fees	518,645	639,903	1,053,693	1,319,289
Management fees	144,499	187,971	293,713	386,515
Other	72,656	56,507	130,961	128,075

Total expenses	735,800	884,381	1,478,367	1,833,879

Net investment income (loss)	(734,082)	(879,513)	(1,472,220)	(1,825,226)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	(1,127,667)	488,621	706,284	2,153,775
Change in net unrealized gains (losses) on investment in Funds	(197,114)	(518,345)	(208,034)	(1,570,212)

Total trading results	(1,324,781)	(29,724)	498,250	583,563

Net income (loss)	(2,058,863)	(909,237)	(973,970)	(1,241,663)
Redemptions - Limited Partners	(1,225,521)	(1,417,319)	(2,735,627)	(3,479,379)

Net increase (decrease) in Partners’ Capital	(3,284,384)	(2,326,556)	(3,709,597)	(4,721,042)
Partners’ Capital, beginning of period	36,494,142	44,854,675	36,919,355	47,249,161

Partners’ Capital, end of period	$33,209,758	$42,528,119	$33,209,758	$42,528,119

Net asset value per unit (29,535.7784 and 34,649.5264 units outstanding at June 30, 2013 and 2012, respectively)	$1,124.39	$1,227.38	$1,124.39	$1,227.38

Net income (loss) per unit *	$(67.88)	$(26.76)	$(33.55)	$(36.25)

Weighted average units outstanding	30,470.0117	35,219.8965	30,894.1502	36,107.2383

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley, Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange and Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of June 30, 2013, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”), Waypoint Capital Management LLC (“Waypoint”) and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2013 and December 31, 2012 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses)*	$(60.81)	$(19.95)	$(19.99)	$(22.25)
Interest income	0.06	0.14	0.21	0.24
Expenses**	(7.13)	(6.95)	(13.77)	(14.24)

Increase (decrease) for period	(67.88)	(26.76)	(33.55)	(36.25)
Net asset value per unit, beginning of year	1,192.27	1,254.14	1,157.94	1,263.63

Net asset value per unit, end of period	$1,124.39	$1,227.38	$1,124.39	$1,227.38

*	Includes brokerage fees.
**	Excludes brokerage fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(8.3)%	(8.0)%	(8.2)%	(8.1)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Net Investment loss before incentive fees ****	(8.3)%	(8.0)%	(8.2)%	(8.1)%

Operating expenses	8.3%	8.0%	8.3%	8.1%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	8.3%	8.0%	8.3%	8.1%

Total return:
Total return before incentive fee	(5.7)%	(2.1)%	(2.9)%	(2.9)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fee	(5.7)%	(2.1)%	(2.9)%	(2.9)%

***	Annualized (other than incentive fees).
****	In terest income less total expenses.

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

During the second quarter of 2013, CMF Graham Capital Master Fund L.P., Waypoint Master Fund L.P. and CMF Aspect Master Fund L.P. entered into brokerage account agreements with Morgan Stanley & Co. LLC (“MS&Co.”) The Partnership, through its investment in the Funds, will pay MS&Co. a service fee equal to $0.70 per round-turn for futures transactions, an equivalent amount for swaps, excluding forward foreign currency transactions, and $0.35 per side for option transactions, excluding foreign exchange options. CMF Graham Capital Master Fund L.P. commenced trading in June 2013. Waypoint Master Fund L.P. and CMF Aspect Master Fund L.P. are expected to commence trading during the third quarter of 2013. Subsequent to June 30, 2013, CMF Eckhardt Master Fund L.P. and PGR Master Fund L.P. entered into brokerage account agreements with MS&Co. and expect to commence trading during the third quarter of 2013.

Effective April 12, 2013, CMF Graham Capital Master Fund L.P., Waypoint Master Fund L.P. and CMF Aspect Master Fund entered into a foreign exchange brokerage agreement with MS&Co. and commenced trading on or about May 1, 2013. The Partnership, through its investment in the Funds, will pay MS&Co. a foreign exchange prime brokerage fee equal to $4 per $1 million (notional) spot and forward foreign currency contracts transacted each month.

The customer agreements between the Partnership and Citigroup Global Markets Inc. (“CGM”) and each of the Funds and CGM/MS & Co as applicable, give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

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

June 30, 2013

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the six months ended June 30, 2013 and the year ended December 31, 2012.

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$34,286,716	$—	$34,286,716	$—

Net fair value	$34,286,716	$—	$34,286,716	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$38,052,990	$—	$38,052,990	$—

Net fair value	$38,052,990	$—	$38,052,990	$—

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2013.

Aspect Master’s, Graham Master’s, Eckhardt Master’s, Waypoint Master’s and PGR Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. Reference to “Funds” included in this report may also include, as relevant, reference to SandRidge Master. The Funds engage in such trading through commodity brokerage accounts maintained with CGM and/or Morgan Stanley & Co. LLC (“MS & Co”) as applicable.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

As of June 30, 2013, the Partnership owned approximately 7.3% of Aspect Master, 11.1% of Graham Master, 41.6% of Eckhardt Master, 30.3% of Waypoint Master and 22.0% of PGR Master. As of December 31, 2012, the Partnership owned approximately 6.6% of Aspect Master, 7.4% of Graham Master, 0.7% of SandRidge Master, 42.6% of Eckhardt Master, 33.7% of Waypoint Master and 13.8% of PGR Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	June 30, 2013
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$125,014,187	$39,871	$124,974,316
Graham Master	56,677,673	1,055,763	55,621,910
Eckhardt Master	18,487,889	24,349	18,463,540
Waypoint Master	16,299,543	20,563	16,278,980
PGR Master	29,046,680	41,794	29,004,886

Total	$245,525,972	$1,182,340	$244,343,632

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$136,219,745	$591,506	$135,628,239
Graham Master	85,313,676	377,625	84,936,051
SandRidge Master	294,670,281	2,521,288	292,148,993
Eckhardt Master	18,542,577	112,971	18,429,606
Waypoint Master	22,633,645	70,047	22,563,598
PGR Master	39,466,549	72,252	39,394,297

Total	$596,846,473	$3,745,689	$593,100,784

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(90,150)	$(2,410,204)	$(2,500,354)
Graham Master	(67,902)	(3,765,050)	(3,832,952)
Eckhardt Master	(49,056)	(1,990,468)	(2,039,524)
Waypoint Master	(32,298)	(533,681)	(565,979)
PGR Master	(54,085)	2,151,266	2,097,181

Total	$(293,491)	$(6,548,137)	$(6,841,628)

	For the six months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(160,359)	$1,209,002	$1,048,643
Graham Master	(140,795)	3,770,508	3,629,713
SandRidge Master	(68,488)	129,650	61,162
Eckhardt Master	(91,968)	(1,376,098)	(1,468,066)
Waypoint Master	(65,800)	(152,817)	(218,617)
PGR Master	(86,856)	5,850,232	5,763,376

Total	$(614,266)	$9,430,477	$8,816,211

	For the three months ended June 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)

Aspect Master	$(76,125)	$(4,563,814)	$(4,639,939)
Graham Master	(106,234)	(4,020,363)	(4,126,597)
SandRidge Master	(147,416)	(1,485,490)	(1,632,906)
Eckhardt Master	(38,970)	861,530	822,560
Waypoint Master	(42,354)	2,954,453	2,912,099
PGR Master	(42,967)	(4,624,963)	(4,667,930)

Total	$(454,066)	$(10,878,647)	$(11,332,713)

	For the six months ended June 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(121,766)	$(1,485,967)	$(1,607,733)
Graham Master	(261,107)	(958,694)	(1,219,801)
SandRidge Master	(379,660)	48,083,724	47,704,064
Eckhardt Master	(89,890)	1,107,140	1,017,250
Waypoint Master	(87,368)	2,790,730	2,703,362
PGR Master	(69,323)	(6,891,029)	(6,960,352)

Total	$(1,009,114)	$42,645,904	$41,636,790

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	June 30, 2013		For the three months ended June 30, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	27.48%	$9,124,890	$(181,210)	$5,490	$1,482	$(188,182)	Commodity Portfolio	Monthly
Graham Master	18.58%	6,171,670	(446,213)	5,957	1,716	(453,886)	Commodity Portfolio	Monthly
Eckhardt Master	23.10%	7,672,428	(826,557)	12,510	8,264	(847,331)	Commodity Portfolio	Monthly
Waypoint Master	14.86%	4,934,452	(161,849)	3,856	6,201	(171,906)	Commodity Portfolio	Monthly
PGR Master	19.22%	6,383,276	292,766	4,799	8,530	279,437	Commodity Portfolio	Monthly

Total		$34,286,716	$(1,323,063)	$32,612	$26,193	$(1,381,868)

	June 30, 2013		For the six months ended June 30, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	27.48%	$9,124,890	$33,235	$9,766	$3,086	$20,383	Commodity Portfolio	Monthly
Graham Master	18.58%	6,171,670	228,407	11,305	3,552	213,550	Commodity Portfolio	Monthly
SandRidge Master	0.00%	—	2,336	256	1,052	1,028	Energy Portfolio	Monthly
Eckhardt Master	23.10%	7,672,428	(560,452)	23,447	16,208	(600,107)	Commodity Portfolio	Monthly
Waypoint Master	14.86%	4,934,452	(43,204)	8,634	12,322	(64,160)	Commodity Portfolio	Monthly
PGR Master	19.22%	6,383,276	844,075	8,734	11,256	824,085	Commodity Portfolio	Monthly

Total		$34,286,716	$504,397	$62,142	$47,476	$394,779

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

	December 31, 2012		For the three months ended June 30, 2012
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	24.18%	$8,928,236	$(292,391)	$3,006	$3,148	$(298,545)	Commodity Portfolio	Monthly
Graham Master	17.11%	6,316,304	(260,053)	6,272	1,150	(267,475)	Commodity Portfolio	Monthly
SandRidge Master	5.28%	1,949,256	(6,710)	671	496	(7,877)	Energy Portfolio	Monthly
Eckhardt Master	21.26%	7,848,705	357,951	9,799	7,545	340,607	Commodity Portfolio	Monthly
Waypoint Master	20.57%	7,595,874	823,935	8,460	4,936	810,539	Commodity Portfolio	Monthly
PGR Master	14.67%	5,414,615	(647,588)	5,349	2,509	(655,446)	Commodity Portfolio	Monthly

Total		$38,052,990	$(24,856)	$33,557	$19,784	$(78,197)

	December 31, 2012		For the six months ended June 30, 2012
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	24.18%	$8,928,236	$(91,186)	$5,809	$4,235	$(101,230)	Commodity Portfolio	Monthly
Graham Master	17.11%	6,316,304	(86,277)	14,848	2,012	(103,137)	Commodity Portfolio	Monthly
SandRidge Master	5.28%	1,949,256	477,730	2,414	1,254	474,062	Commodity Portfolio	Monthly
Eckhardt Master	21.26%	7,848,705	458,361	24,243	15,029	419,089	Energy Portfolio	Monthly
Waypoint Master	20.57%	7,595,874	795,106	17,386	9,658	768,062	Commodity Portfolio	Monthly
PGR Master	14.67%	5,414,615	(961,518)	8,441	4,676	(974,635)	Commodity Portfolio	Monthly

Total		$38,052,990	$592,216	$73,141	$36,864	$482,211	Commodity

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Specific market movements of commodities of futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 3.5% to 25.7% of the Funds’ contracts are traded over the counter.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as CGM and/or MS & Co or their affiliates are the counterparties or brokers with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM/MS & Co the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

June 30, 2013

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the six months ended June 30, 2013 and for the year ended December 31, 2012.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Futures Contracts. The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in net income (loss) on investments in the Funds’ Statements of Income and Expenses and Changes in Partners ’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners ’ Capital.

Options. The Funds may purchase and write (sell) both exchange—listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Funds’ Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than that described in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on forward contracts, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2013, Partnership capital decreased 10.0% from $36,919,355 to $33,209,758. This decrease was attributable to the net loss of $973,970, coupled with the redemptions of 2,347.8190 Redeemable Units resulting in an outflow of $2,735,627. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

During the second quarter of 2013, the Partnership’s net asset value per unit decreased 5.7% from $1,192.27 to $1,124.39 as compared to a decrease of 2.1% in the second quarter of 2012. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and related fees in the second quarter of 2013 of $1,324,781. Losses were primarily attributable to the Funds trading in currencies, energy, softs and U.S. and non-U.S. interest rates and were partially offset by gains in grains, indices and metals. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and related fees in the second quarter of 2012 of $29,724. Losses were primarily attributable to the Funds trading in currencies, energy, grains, livestock and indices and were partially offset by gains in U.S. and non-U.S. interest rates, metals and softs.

The most significant losses were incurred within the currency sector, primarily during June, from long positions in the British pound, euro, and Swiss franc as the value of these European currencies moved lower relative to the U.S. dollar during the latter half of the month on concern of weakness in European economies. Additional losses in the sector were incurred during May from long positions in Australian dollar and New Zealand dollar versus the U.S. dollar as the relative value of the Pacific nations’ currencies fell throughout the month on concerns a slowdown in Chinese economic output would dampen demand for exports and in reaction to a cut in interest rates by the Reserve Bank of Australia. Elsewhere, losses in the global interest rate sector were incurred primarily during May from long positions in U.S. and European fixed income futures as prices declined on reports signaling a strengthening in the global economic recovery. Indicators that the U.S. Federal Reserve would curb its bond buying program further added to the downward price move during May. Within the energy sector, losses were incurred during May from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. Additional losses in the sector were recorded during April from long positions in crude oil and its related products as prices declined after a report showed crude stockpiles climbed to a 22-year high in the U.S. A portion of the Partnership’s losses during the quarter was offset by gains recorded in the metals sector during April and June from short positions in gold and silver futures as precious metals prices tumbled lower as Cyprus announced plans to sell gold to raise money, while minutes from a U.S. Federal Reserve meeting spurred speculation that U.S. stimulus will be curbed. Smaller gains were recorded from short positions in copper futures April and June. Within the global stock index sector, gains were recorded during April and May from long positions in U.S., European, and Pacific Rim equity index futures as prices advanced after gauges of U.S. leading economic indicators and consumer sentiment advanced more than estimated, spurring speculation central banks would maintain loose monetary policies to boost economic growth. Additional gains for the quarter were recorded within the agricultural markets during May primarily from long positions in soybean futures as prices rose on reports of increased demand from China.

During the Partnership’s six months ended June 30, 2013, the net asset value per unit decreased 2.9% from $1,157.94 to $1,124.39 as compared to a decrease of 2.9% in the same period of 2012. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the six months ended June 30, 2013 of $498,250. Gains were primarily attributable to the Funds trading in grains, indices, metals and softs and were partially offset by losses in currencies, energy, livestock and U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the six months ended June 30, 2012 of $583,563. Gains were primarily attributable to the Funds trading in energy, U.S. and non-U.S. interest rates and softs and were partially offset by losses in currencies, grains, livestock, metals and indices.

The most significant losses were incurred within the global interest rate sector, primarily during May and June, from long positions in U.S. and European futures as prices declined on reports signaling the global economic recovery is strengthening. Indicators that the U.S. Federal Reserve would curb its bond buying program further added to the downward price move. Losses were also recorded during January from long positions in European interest rate futures as priced declined following positive remarks about the global economic recovery by European Central Bank President Mario Draghi. Within the energy sector, losses were incurred primarily during May from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. Additional losses in this sector were incurred from short futures positions in gas oil, heating oil, and Brent crude oil as prices rose after the Syrian conflict spurred concern the flow of supplies from the Middle East may be disrupted. Within the currency sector, losses were incurred during June from long positions in the British pound, euro, and Swiss franc as the value of these European currencies moved lower relative to the U.S. dollar during the latter half of the month on concern of weakness in European economies. The value of the British pound also fell on speculation the Bank of England will make additional asset purchases and devalue the currency further. A portion of the Partnership’s losses during the first six months of the year was offset by gains achieved within the global stock index sector, primarily during January, from long positions in Asian, U.S., and European equity index futures as prices advanced amid positive global economic sentiment following the resolution of the U.S. ‘fiscal cliff’ crisis. Gains in this sector were further boosted by profitable long positions during April and May. Within the metals complex, gains were recorded during April and June from short positions in gold and silver futures as priced declined after U.S. economic data topped estimates, eroding the appeal of the precious metals as a store of value. Gains were also experienced in the agricultural sector, primarily during May, from long positions in soybean futures as prices rose on reports of increased global demand for U.S. crop supplies.

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

Interest income on 80% of the Partnership’s allocable portion of the average daily equity and/or MS & Co, as applicable maintained in cash in the Funds’ brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income from investment in the Funds for the three and six months ended June 30, 2013 decreased by $3,150 and $2,506, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is primarily due to lower average daily equity and lower U.S. Treasury bill rates during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM/MS & Co has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net assets values. Brokerage fees for the three and six months ended June 30, 2013 decreased by $121,258 and $265,596, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage fees is primarily due to lower average net assets during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net assets values. Management fees for the three and six months ended June 30, 2013 decreased by $43,472 and $92,802, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is primarily due to lower average net assets during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees earned for the three and six months ended June 30, 2013 and 2012. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2013 and March 31, 2013, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages.

Advisor	June 30, 2013		March 31, 2013
Aspect Capital Limited	$9,068,395	27%	$9,424,220	26%
Graham Capital Management L.P.	$6,144,599	19%	$6,827,835	19%
Eckhardt Trading Company	$7,626,455	23%	$8,635,971	24%
Waypoint Capital Management LLC	$4,023,710	12%	$5,174,083	14%
PGR Capital LLP	$6,346,599	19%	$6,432,033	17%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2013 and December 31, 2012. As of June 30, 2013, the Partnership’s total capitalization was $33,209,758.

June 30, 2013

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$1,337,449	4.03%
Currencies	2,058,741	6.20%
Indices	901,992	2.72%
Interest Rates	807,944	2.43%

Total	$5,106,126	15.38%

As of December 31, 2012, the Partnership’s total capitalization was $36,919,355.

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization

Currencies	$3,278,875	8.88%
Energy	251,734	0.68%
Grains	152,807	0.42%
Indices	1,407,821	3.81%
Interest Rates U.S.	247,420	0.67%
Interest Rates Non-U.S.	771,616	2.09%
Livestock	8,366	0.02%
Lumber	330	0.00%*
Metals	296,859	0.81%
Softs	122,151	0.33%

Total	$6,537,979	17.71%

*	Due to rounding.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2013 and December 31, 2012, and the highest, lowest and average value during the three months ended June 30, 2013 and for the twelve months ended December 31, 2012. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of June 30, 2013, Aspect Master’s total capitalization was $124,974,316. The Partnership owned approximately 7.3% of Aspect Master. As of June 30, 2013, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodities	$6,209,339	4.97%	$7,489,422	$6,077,206	$6,738,914
Currencies	5,090,386	4.08%	9,857,593	67,390	7,226,838
Indices	1,336,151	1.07%	3,796,510	1,303,158	2,854,415
Interest Rates	2,479,831	1.98%	6,518,405	1,519,021	4,211,976

Total	$15,115,707	12.10%

*	Average of month-end Values at Risk.
**	Due to rounding.

As of December 31, 2012, Aspect Master’s total capitalization was $135,628,239. The Partnership owned approximately 6.6% of Aspect Master. As of December 31, 2012, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies	$10,632,678	7.84%	$11,770,248	$4,656,853	$9,036,390
Energy	1,034,020	0.76%	3,158,700	330,466	1,421,376
Grains	434,137	0.32%	937,803	300,451	540,011
Indices	4,333,939	3.20%	4,400,956	1,403,855	2,653,071
Interest Rates U.S.	434,750	0.32%	1,068,175	94,668	812,824
Interest Rates Non-U.S.	2,649,060	1.95%	6,627,877	2,360,099	3,874,561
Livestock	105,850	0.08%	214,905	61,040	111,128
Lumber	5,000	0.00%**	7,500	1,100	2,938
Metals	1,203,144	0.89%	3,472,258	1,203,144	2,219,661
Softs	679,573	0.50%	847,554	336,425	665,742

Total	$21,512,151	15.86%

*	Annual average of month-end Values at Risk.
**	Due to rounding.

As of June 30, 2013, Graham Master’s total capitalization was $55,621,910. The Partnership owned approximately 11.1% of Graham Master. As of June 30, 2013, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

June 30, 2013

	Value at Risk	% of Total Capitalization	Three Months Ended June 30, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodities	$3,114,187	5.60%	$4,077,940	$2,765,962	$3,386,477
Currencies	3,632,544	6.53%	5,464,169	187,679	4,031,569
Indices	3,318,320	5.97%	5,847,239	2,966,268	4,767,817
Interest Rates	1,269,689	2.28%	4,059,574	1,269,689	3,088,203

Total	$11,334,740	20.38%

*	Average of month-end Values at Risk.

As of December 31, 2012, Graham Master’s total capitalization was $84,936,051. The Partnership owned approximately 7.4% of Graham Master. As of December 31, 2012, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2012

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies	$4,886,499	5.75%	$5,242,762	$2,153,005	$3,676,056
Energy	879,022	1.04%	3,576,694	328,716	1,612,982
Grains	707,500	0.83%	1,548,650	617,775	806,449
Indices	4,894,230	5.76%	8,403,330	3,650,988	5,248,562
Interest Rates U.S.	727,200	0.86%	2,173,050	190,045	1,283,420
Interest Rates Non-U.S.	2,250,303	2.65%	5,723,015	2,250,303	3,953,113
Metals	1,161,998	1.37%	2,984,515	661,356	1,671,237
Softs	372,412	0.44%	999,000	372,412	653,258

Total	$15,879,164	18.70%

*	Annual average of month-end Values at Risk.
**	Due to rounding.

As of December 31, 2012, SandRidge Master’s total capitalization was $292,148,993. The Partnership owned approximately 0.7% of SandRidge Master. As of December 31, 2012, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,452,965	0.50%	$21,675,334	$1,452,965	$12,063,026

Total	$1,452,965	0.50%

*	Annual average of month-end Values at Risk.

As of June 30, 2013, Eckhardt Master’s total capitalization was $18,463,540. The Partnership owned approximately 41.6% of Eckhardt Master. As of June 30, 2013, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

June 30, 2013

	Value at Risk	% of Total Capitalization	Three months ended June 30, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$222,156	1.20%	$703,653	$169,533	$408,225
Energy	115,640	0.63%	353,000	69,920	122,360
Grains	121,000	0.66%	200,679	38,539	132,168
Indices	256,962	1.39%	691,998	242,799	517,745
Interest Rates U.S.	95,250	0.51%	597,942	11,717	273,866
Interest Rates Non-U.S.	553,264	3.00%	586,137	205,455	444,920
Metals	51,600	0.28%	88,000	1,665	33,374
Softs	55,450	0.30%	88,897	43,300	62,483

Total	$1,471,322	7.97%

*	Average of month-end Values at Risk.

As of December 31, 2012, Eckhardt Master’s total capitalization was $18,429,606. The Partnership owned approximately 42.6% of Eckhardt Master. As of December 31, 2012, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$886,487	4.81%	$1,330,124	$345,179	$861,941
Energy	146,250	0.79%	7,866,490	49,900	261,682
Grains	106,507	0.58%	244,448	45,898	169,313
Indices	533,624	2.90%	675,308	8,000	432,089
Interest Rates U.S.	171,800	0.93%	626,375	109,035	357,245
Interest Rates Non-U.S.	286,004	1.55%	923,168	137,819	510,969
Metals	146,521	0.80%	316,501	25,650	153,467
Softs	9,000	0.05%	111,543	5,800	45,908

Total	$2,286,193	12.41%

*	Annual average of month-end Values at Risk.

As of June 30, 2013, Waypoint Master’s total capitalization was $16,278,980. The Partnership owned approximately 30.3% of Waypoint Master. As of June 30, 2013, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

June 30, 2013

	Value at Risk	% of Total Capitalization	Three Months Ended June 30, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodities	$56,496	0.35%	$417,980	$56,496	$126,043
Currencies	3,727,494	22.90%	5,659,080	323,730	2,743,557
Interest Rates	474,815	2.91%	633,133	53,003	370,192

Total	$4,258,805	26.16%

*	Average of month-end Values at Risk.

As of December 31, 2012, Waypoint Master’s total capitalization was $22,563,598. The Partnership owned approximately 33.7% of Waypoint Master. As of December 31, 2012, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies	$5,181,537	22.96%	$9,805,183	$801,893	$4,924,577
Energy	53,750	0.24%	212,200	13,300	61,629
Indices	686,879	3.04%	1,579,713	84,388	766,988
Interest Rates U.S.	75,075	0.33%	910,900	375	220,475
Interest Rates Non-U.S.	228,670	1.01%	1,960,746	42,234	551,129
Metals	80,325	0.36%	476,500	7,500	84,110
Softs	48,600	0.22%	287,600	31,200	107,842

Total	$6,354,836	28.16%

*	Annual average of month-end Values at Risk.

As of June 30, 2013, PGR Master’s total capitalization was $29,004,886. The Partnership owned approximately 22.0% of PGR Master. As of June 30, 2013, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

June 30, 2013

			Three Months Ended June 30,2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$282,196	0.97%	$569,050	$171,887	$380,356
Energy	121,800	0.42%	514,980	58,419	266,947
Grains	158,430	0.55%	350,750	94,025	210,833
Indices	1,496,469	5.16%	3,098,753	1,489,885	2,068,014
Interest Rates U.S.	74,036	0.25%	474,150	54,992	222,445
Interest Rates Non -U.S.	254,737	0.88%	1,727,471	248,116	832,935
Livestock	15,000	0.05%	24,000	13,000	17,000
Metals	1,223,050	4.22%	1,236,650	533,150	862,277
Softs	201,714	0.70%	271,422	86,559	150,871

Total	$3,827,432	13.20%

*	Average of month-end Values at Risk.

As of December 31, 2012, PGR Master’s total capitalization was $39,394,297. The Partnership owned approximately 13.8% of PGR Master. As of December 31, 2012, PGR Master’s value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$664,462	1.69%	$1,035,798	$403,280	$634,175
Energy	201,844	0.51%	1,418,646	160,426	732,846
Grains	191,500	0.49%	358,000	45,212	192,878
Indices	2,179,752	5.53%	2,587,014	1,081,839	1,843,311
Interest Rates U.S.	481,350	1.22%	1,040,100	481,350	668,688
Interest Rates Non -U.S.	1,676,492	4.26%	4,045,515	1,676,492	2,339,198
Livestock	10,000	0.03%	49,200	1,000	18,317
Metals	304,175	0.77%	1,007,250	63,200	411,946
Softs	213,972	0.54%	418,734	133,869	243,422

Total	$5,923,547	15.04%

*	Annual average of month-end Values at Risk

Item 4.	Controls and Procedures

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Citigroup Global Markets Inc.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On May 31, 2013, the United States District Court for the Southern District of New York entered an order dismissing with prejudice the consolidated action INTERNATIONAL FUND MANAGEMENT S.A., ET AL. v. CITIGROUP INC., ET AL. and the individual action SWISSCANTO ASSET MANAGEMENT AG, ET AL. v. CITIGROUP INC., ET AL. pursuant to settlement agreements reached by the parties.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and Related Parties have been named as defendants in complaints filed by purchasers of mortgage-backed securities (“MBS”) and collateralized debt obligations (“CDOs”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup have threatened to file additional suits, for some of which Citigroup has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the pending RMBS and CDO investor suits, including claims that have been dismissed but are still subject to appeal or otherwise not fully resolved, is approximately $8 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with RMBS and CDO investors threatening litigation is approximately $6 billion.

On May 29, 2013, the United States District Court for the Southern District of New York so-ordered the parties’ stipulation of voluntary dismissal with prejudice in FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL. On June 24, 2013, the court entered orders of voluntary dismissal with prejudice and bar orders in FEDERAL HOUSING

FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL. and FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., dismissing with prejudice all claims against Citigroup in those actions.

On April 30, 2013, the United States District Court for the Southern District of New York issued an order reinstating certain RMBS claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredit Loans, Inc. in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL. Citigroup Global Markets Inc. is named as an underwriter defendant, along with several other underwriter defendants, in plaintiffs’ consolidated third amended complaint, served on May 10, 2013.

Terra Firma Litigation

On September 15, 2010, the district court issued an order granting in part and denying in part Citigroup’s motion for summary judgment. Plaintiffs’ claims for negligent misrepresentation and tortious interference were dismissed. On October 18, 2010, a jury trial commenced on Plaintiffs’ remaining claims for fraudulent misrepresentation and fraudulent concealment. The court dismissed the fraudulent concealment claim before sending the case to the jury. On November 4, 2010, the jury returned a verdict on the fraudulent misrepresentation claim in favor of Citi. Judgment dismissing the complaint was entered on December 9, 2010. Plaintiffs have appealed the judgment as to the negligent misrepresentation claim, the fraudulent concealment claim and the fraudulent misrepresentation claim to the United States Court of Appeals for the Second Circuit. Argument was held on October 4, 2012. On May 31, 2013, the United States Court of Appeals for the Second Circuit vacated the November 2010 jury verdict in favor of Citigroup and ordered that the case be retried. The action was remanded to the United States District Court for the Southern District of New York, and retrial is scheduled to begin on October 7, 2013.

Other Matters

On May 6, 2013, Citibank, N.A. filed a complaint in the United States District Court for the Southern District of New York against Barclays Bank, PLC, seeking payment under a contractual indemnity for losses suffered as a result of foreign exchange trading by Lehman Brothers Inc. in September 2008.

Credit Default Swaps Information Market Matters

In April 2011, the European Commission (DG Competition) (the “EC”) opened an investigation (Case No COMP/39.745) concerning the market for pricing information concerning credit default swaps (“CDS”). On July 2, 2013, the EC served on Citigroup and Related Parties, as well as a dozen other CDS dealers, a Statement of Objections alleging that Citigroup and the other dealers colluded to prevent exchanges from entering the credit derivatives business. The Statement of Objections sets forth the EC case team’s preliminary conclusions prior to hearing the dealers’ defenses.

In July 2009 and September 2011, the Antitrust Division of the U.S. Department of Justice served Civil Investigative Demands (“CIDs”) on Citigroup concerning its role in Markit, a financial information services firm that collects and disseminates valuation and other data relating to credit default swaps. Citigroup has responded to the CIDs and is cooperating with the investigation.

Interbank Offered Rates-Related litigation and Other Matters

On June 14, 2013, the Monetary Authority of Singapore (“MAS”) announced the results of its review of the submissions processes from 2007 to 2011 of twenty banks, including Citibank, N.A. Singapore Branch, for benchmarks set in Singapore, including the Singapore Interbank Offered Rates (“SIBOR”), Swap Offered Rates, and foreign exchange benchmarks used to settle non-deliverable forward FX contracts. All of the banks, including Citibank, N.A. Singapore Branch, were found to have deficiencies in governance, risk management, internal controls, and surveillance systems relating to benchmark submissions, and all were required, among other things, to adopt certain corrective measures, to make quarterly reports to the MAS, and (with one exception) to deposit additional statutory reserves with the MAS for a period of one year.

On June 11, 2013, the plaintiff in 7 W. 57TH ST. REALTY V. CITIGROUP, INC., ET AL., filed a First Amended Complaint. The plaintiff alleges that defendants, including Citigroup and Citibank, N.A., manipulated USD LIBOR in violation of federal and state antitrust law and the Racketeer Influenced and Corrupt Organizations Act, and seeks compensatory damages and, where authorized by statute, treble damages.

On May 20, 2013, an individual action was brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks on behalf of certain hedge funds that were parties to interest rate swap transactions. Based on allegations that the panel bank defendants manipulated USD LIBOR, plaintiffs assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, tortious interference with contract, civil conspiracy, and unjust enrichment, and seek compensatory damages.

On June 25 and 28, 2013, three additional individual actions were brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks by various California counties and related public entities. Plaintiffs in each of these actions allege that the panel bank defendants manipulated USD LIBOR in violation of federal and state antitrust law. Plaintiffs also assert claims for fraud, negligent misrepresentation, interference with economic advantage, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, and seek compensatory damages and, where authorized by statute, treble damages and injunctive relief.

Morgan Stanley & Co. LLC

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, MS executed a final settlement with the Office of the New York State Attorney General (“NYAG”) in connection with its investigation relating to the sale of auction-rate securities (“ARS”). MS agreed, among other things to: (1) repurchase at par illiquid ARS that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold ARS below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of ARS; and (5) pay a total penalty of $35 million. On August 13, 2008, MS reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $345 million, and the certificates had incurred actual losses of approximately $2.8 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $345 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $216 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $216 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $100 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $100 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $121 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $121 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.86 billion, and the certificates had incurred actual losses of approximately $59 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.86 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $369 million, and the certificates incurred actual losses of approximately $28.3 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $369 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $674 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $674 million unpaid balance of these certificates

(plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units) Purchased*	(b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 — April 30, 2013	125.4270	$ 1,222.54	N/A	N/A
May 1, 2013 — May 31, 2013	165.8090	$ 1,164.21	N/A	N/A
June 1, 2013 — June 30, 2013	781.8850	$ 1,124.39	N/A	N/A
	1,073.1210	$ 1,142.01

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

The General Partner is in the process of transfering the brokerage accounts of the Partnership and the Funds from CGM to MS & Co., a registered futures commission merchant. It is anticipated that eventually all of the assets of the Partnership and the Funds will be deposited in accounts at MS & Co. MS & Co. is owned by Morgan Stanley, which is also the ultimate parent company of Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (“MSWM”), and the General Partner. Morgan Stanley is a worldwide financial services firm with offices throughout the United States and foreign countries.

In connection with this transition, (i) the Partnership will cease paying a brokerage fee to CGM, (ii) CGM will no longer act as a selling agent for the Partnership, (iii) the Partnership will begin paying an ongoing selling agent fee to MSWM and (iv) the Partnership will begin indirectly paying service and transaction fees to MS & Co. through its investment in the Funds.

The Partnership does not have officers or a board of directors. The General Partner is managed by officers and a board of directors.

Effective August 8, 2013, Walter Davis resigned his position as President and Chairman of the Board of Directors of the General Partner. Effective August 8, 2013, Alper Daglioglu was appointed President of the General Partner and Jeremy Beal was appointed Chairman of the Board of Directors of the General Partner. Also effective August 8, 2013, Douglas Ketterer resigned his position as Director of the General Partner.

Effective September 13, 2013, Damian George will be resigning his position as Chief Financial Officer and Director of the General Partner. Effective September 13, 2013, Alice Ng will be appointed Chief Financial Officer of the General Partner.

Business background descriptions for the newly appointed officers and director are included below.

Alper Daglioglu, age 36, has been a Director, and listed as a principal, of the General Partner since December 2010. He was appointed President of the General Partner in August 2013. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 38, has been Chairman of the Board of Directors of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal (pending) since July 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. From October 2012 through May 2013, he was employed by JE Moody & Company LLC (“JE Moody”), a hedge fund and commodity trading advisor, where his responsibilities included acting as the Chief Operating Officer. Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Alice Ng, age 30, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Before joining Morgan Stanley Smith Barney LLC, Ms. Ng was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Ng was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Ng earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

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

(h) Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed herewith).

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

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

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

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date:	August 14, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 14, 2013