Form 10-Q
period 2013-09-30
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2013-11-14
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes       No X

As of October 31, 2013, 27,894.6635 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2013	December 31, 2012

Assets:
Investment in Funds, at fair value	$31,433,618	$38,052,990
Cash	135,863	122,535

Total assets	$31,569,481	$38,175,525

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$142,063	$171,790
Management fees	42,113	53,114
Other	126,792	107,429
Redemptions payable	292,400	923,837

Total liabilities	603,368	1,256,170

Partners’ Capital:
General Partner, 362.6499 unit equivalents outstanding at September 30, 2013 and December 31, 2012	392,159	419,927
Limited Partners, 28,273.3545 and 31,520.9475 Redeemable Units outstanding at September 30, 2013 and December 31, 2012, respectively	30,573,954	36,499,428

Total partners’ capital	30,966,113	36,919,355

Total liabilities and partners’ capital	$31,569,481	$38,175,525

Net asset value per unit	$1,081.37	$1,157.94

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

September 30, 2013

(Unaudited)

	Fair Value	% of Partners’ Capital

Investment in Funds
CMF Aspect Master Fund L.P.	$8,374,504	27.05%
CMF Graham Capital Master Fund L.P.	6,289,916	20.31
CMF Eckhardt Master Fund L.P.	7,199,978	23.25
Waypoint Master Fund L.P.	3,725,627	12.03
PGR Master Fund L.P.	5,843,593	18.87

Total investment in Funds, at fair value	$31,433,618	101.51

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

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income:
Interest income from investment in Funds	$1,206	$5,310	$7,353	$13,963

Expenses:
Brokerage fees including clearing fees	457,002	608,668	1,510,695	1,927,957
Management fees	128,631	181,780	422,344	568,295
Other	49,444	29,915	180,405	157,990

Total expenses	635,077	820,363	2,113,444	2,654,242

Net investment income (loss)	(633,871)	(815,053)	(2,106,091)	(2,640,279)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	91,227	(149,531)	797,511	2,004,244
Change in net unrealized gains (losses) on investment in Funds	(722,763)	721,529	(930,797)	(848,683)

Total trading results	(631,536)	571,998	(133,286)	1,155,561

Net income (loss)	(1,265,407)	(243,055)	(2,239,377)	(1,484,718)
Redemptions - General Partner	0	(100,389)	0	(100,389)
Redemptions - Limited Partners	(978,238)	(1,272,581)	(3,713,865)	(4,751,960)

Net increase (decrease) in Partners’ Capital	(2,243,645)	(1,616,025)	(5,953,242)	(6,337,067)
Partners’ Capital, beginning of period	33,209,758	42,528,119	36,919,355	47,249,161

Partners’ Capital, end of period	$30,966,113	$40,912,094	$30,966,113	$40,912,094

Net asset value per unit (28,636.0044 and 33,546.7504 units outstanding at September 30, 2013 and 2012, respectively)	$1,081.37	$1,219.55	$1,081.37	$1,219.55

Net income (loss) per unit *	$(43.02)	$(7.83)	$(76.57)	$(44.08)

Weighted average units outstanding	29,254.4014	34,291.9634	30,347.5673	35,502.1467

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

1.	General:

Diversified 2000 Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 25, 1999, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership, through its investment in the Funds (as defined in note 5, “Investments in Funds”), are volatile and involve a high degree of market risk.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange and Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of September 30, 2013, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”), Waypoint Capital Management LLC (“Waypoint”) and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, or net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2013 and December 31, 2012 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses)*	$(36.97)	$(1.81)	$(56.96)	$(24.06)
Interest income	0.04	0.16	0.25	0.40
Expenses**	(6.09)	(6.18)	(19.86)	(20.42)

Increase (decrease) for period	(43.02)	(7.83)	(76.57)	(44.08)
Net asset value per unit, beginning of year	1,124.39	1,227.38	1,157.94	1,263.63

Net asset value per unit, end of period	$1,081.37	$1,219.55	$1,081.37	$1,219.55

*	Includes brokerage fees.
**	Excludes brokerage fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(7.9)%	(7.7)%	(8.1)%	(7.9)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Net Investment loss before incentive fees ****	(7.9)%	(7.7)%	(8.1)%	(7.9)%

Operating expenses	7.9%	7.7%	8.1%	8.0%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	7.9%	7.7%	8.1%	8.0%

Total return:
Total return before incentive fee	(3.8)%	(0.6)%	(6.6)%	(3.5)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fee	(3.8)%	(0.6)%	(6.6)%	(3.5)%

***	Annualized (other than incentive fees).
****	In terest income less total expenses.

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

During the second quarter of 2013, CMF Graham Capital Master Fund L.P. (“Graham Master”) and CMF Aspect Master Fund L.P. (“Aspect Master”) entered into a foreign exchange brokerage account agreement with Morgan Stanley & Co. LLC (“MS&Co”), a registered futures commission merchant. During the second quarter of 2013, Graham Master also entered into a futures brokerage account agreement with MS&Co. Graham Master and Aspect Master commenced foreign exchange trading through an account at MS&Co on or about May 1, 2013 and Graham Master commenced futures trading through accounts at MS&Co on or about June 17, 2013. During the third quarter of 2013, Aspect Master, Waypoint Master Fund L.P. (“Waypoint Master”) and PGR Master Fund L.P. (“PGR Master”) entered into a futures brokerage account agreement with MS&Co and commenced futures trading through accounts at MS&Co on or about July 15, 2013, September 26, 2013 and August 5, 2013, respectively. Effective September 4, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in the Funds, will pay MS&Co trading fees for the clearing and, where applicable, execution of transactions. See Part II, Item 5 for additional information.

The customer agreements between the Partnership and Citigroup Global Markets Inc. (“CGM”) and the Partnership and each of the Funds and CGM and each of the Funds and MS & Co, as applicable, give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

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

September 30, 2013

(Unaudited)

4.	Fair Value Measurements:

Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments), held by the Funds are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in the trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04, “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to (ASC) 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2013 and the year ended December 31, 2012.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$31,433,618	$—	$31,433,618	$—

Net fair value	$31,433,618	$—	$31,433,618	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$38,052,990	$—	$38,052,990	$—

Net fair value	$38,052,990	$—	$38,052,990	$—

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2013.

Aspect Master’s, Graham Master’s, Eckhardt Master’s, Waypoint Master’s and PGR Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. Reference to “Funds” included in this report may also include, as relevant, reference to SandRidge Master. During the reporting period, the Funds engaged in such trading through commodity brokerage accounts maintained with CGM and/or Morgan Stanley & Co. LLC (“MS & Co”), as applicable.

        A limited partner of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any day. Such withdraws are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Funds. All other fees are charged at the Partnership level.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

As of September 30, 2013, the Partnership owned approximately 7.8% of Aspect Master, 10.8% of Graham Master, 40.7% of Eckhardt Master, 31.1% of Waypoint Master and 21.3% of PGR Master. As of December 31, 2012, the Partnership owned approximately 6.6% of Aspect Master, 7.4% of Graham Master, 0.7% of SandRidge Master, 42.6% of Eckhardt Master, 33.7% of Waypoint Master and 13.8% of PGR Master. References herein to “Funds” may include SandRidge Master, as relevant. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2013
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$109,047,946	$2,021,750	$107,026,196
Graham Master	58,251,527	223,401	58,028,126
Eckhardt Master	17,727,140	45,618	17,681,522
Waypoint Master	12,142,415	175,967	11,966,448
PGR Master	27,897,803	479,794	27,418,009

Total	$225,066,831	$2,946,530	$222,120,301

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$136,219,745	$591,506	$135,628,239
Graham Master	85,313,676	377,625	84,936,051
SandRidge Master	294,670,281	2,521,288	292,148,993
Eckhardt Master	18,542,577	112,971	18,429,606
Waypoint Master	22,633,645	70,047	22,563,598
PGR Master	39,466,549	72,252	39,394,297

Total	$596,846,473	$3,745,689	$593,100,784

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(66,230)	$(7,692,184)	$(7,758,414)
Graham Master	(47,611)	2,254,670	2,207,059
Eckhardt Master	(38,644)	342,869	304,225
Waypoint Master	(28,980)	(764,582)	(793,562)
PGR Master	(18,354)	(905,930)	(924,284)

Total	$(199,819)	$(6,765,157)	$(6,964,976)

	For the nine months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(226,589)	$(6,483,182)	$(6,709,771)
Graham Master	(188,406)	6,025,178	5,836,772
SandRidge Master	(68,488)	129,650	61,162
Eckhardt Master	(130,612)	(1,033,229)	(1,163,841)
Waypoint Master	(94,780)	(917,399)	(1,012,179)
PGR Master	(105,210)	4,944,302	4,839,092

Total	$(814,085)	$2,665,320	$1,851,235

	For the three months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(56,443)	$(3,873,903)	$(3,930,346)
Graham Master	(76,849)	1,524,964	1,448,115
SandRidge Master	(212,727)	(19,078,252)	(19,290,979)
Eckhardt Master	(28,830)	1,967,793	1,938,963
Waypoint Master	(33,044)	(451,172)	(484,216)
PGR Master	(28,037)	615,526	587,489

Total	$(435,930)	$(19,295,044)	$(19,730,974)

	For the nine months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(178,209)	$(5,359,870)	$(5,538,079)
Graham Master	(337,956)	566,270	228,314
SandRidge Master	(592,387)	29,005,472	28,413,085
Eckhardt Master	(118,720)	3,074,933	2,956,213
Waypoint Master	(120,412)	2,339,558	2,219,146
PGR Master	(97,360)	(6,275,503)	(6,372,863)

Total	$(1,445,044)	$23,350,860	$21,905,816

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	September 30, 2013		For the three months ended September 30, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	27.05%	$8,374,504	$(587,646)	$4,362	$1,039	$(593,047)	Commodity Portfolio	Monthly
Graham Master	20.31%	6,289,916	244,096	3,882	1,498	238,716	Commodity Portfolio	Monthly
Eckhardt Master	23.25%	7,199,978	140,334	7,453	8,798	124,083	Commodity Portfolio	Monthly
Waypoint Master	12.03%	3,725,627	(236,165)	2,728	6,403	(245,296)	Commodity Portfolio	Monthly
PGR Master	18.87%	5,843,593	(190,949)	3,816	1,051	(195,816)	Commodity Portfolio	Monthly

Total		$31,433,618	$(630,330)	$22,241	$18,789	$(671,360)

	September 30, 2013		For the nine months ended September 30, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	27.05%	$8,374,504	$(554,411)	$14,128	$4,125	$(572,664)	Commodity Portfolio	Monthly
Graham Master	20.31%	6,289,916	472,503	15,187	5,050	452,266	Commodity Portfolio	Monthly
SandRidge Master	0.00%	—	2,336	256	1,052	1,028	Energy Portfolio	Monthly
Eckhardt Master	23.25%	7,199,978	(420,118)	30,900	25,006	(476,024)	Commodity Portfolio	Monthly
Waypoint Master	12.03%	3,725,627	(279,369)	11,362	18,725	(309,456)	Commodity Portfolio	Monthly
PGR Master	18.87%	5,843,593	653,126	12,550	12,307	628,269	Commodity Portfolio	Monthly

Total		$31,433,618	$(125,933)	$84,383	$66,265	$(276,581)

	December 31, 2012		For the three months ended September 30, 2012
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	24.18%	$8,928,236	$(242,115)	$3,095	$1,730	$(246,940)	Commodity Portfolio	Monthly
Graham Master	17.11%	6,316,304	79,279	4,682	1,669	72,928	Commodity Portfolio	Monthly
SandRidge Master	5.28%	1,949,256	(90,917)	1,161	549	(92,627)	Commodity Portfolio	Monthly
Eckhardt Master	21.26%	7,848,705	832,889	7,545	5,683	819,661	Commodity Portfolio	Monthly
Waypoint Master	20.57%	7,595,874	(109,971)	6,779	4,543	(121,293)	Commodity Portfolio	Monthly
PGR Master	14.67%	5,414,615	108,143	3,299	2,054	102,790	Commodity Portfolio	Monthly

Total		$38,052,990	$577,308	$26,561	$16,228	$534,519

	December 31, 2012		For the nine months ended September 30, 2012
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	24.18%	$8,928,236	$(333,301)	$8,904	$5,965	$(348,170)	Commodity Portfolio	Monthly
Graham Master	17.11%	6,316,304	(6,998)	19,530	3,681	(30,209)	Commodity Portfolio	Monthly
SandRidge Master	5.28%	1,949,256	386,813	3,575	1,803	381,435	Energy Portfolio	Monthly
Eckhardt Master	21.26%	7,848,705	1,291,250	31,788	20,712	1,238,750	Commodity Portfolio	Monthly
Waypoint Master	20.57%	7,595,874	685,135	24,165	14,201	646,769	Commodity Portfolio	Monthly
PGR Master	14.67%	5,414,615	(853,375)	11,740	6,730	(871,845)	Commodity Portfolio	Monthly

Total		$38,052,990	$1,169,524	$99,702	$53,092	$1,016,730

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 16.5% to 35.0% of the Funds’ contracts are traded over the counter.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period as CGM and/or MS&Co or their affiliates were the counterparties or brokers with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM/MS & Co the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks.

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

September 30, 2013

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2013 and for the year ended December 31, 2012.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

September 30, 2013

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than that referenced in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on forward contracts, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2013, Partnership capital decreased 16.1% from $36,919,355 to $30,966,113. This decrease was attributable to the net loss of $2,239,377, coupled with the redemptions of 3,247.5930 Redeemable Units resulting in an outflow of $3,713,865. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

During the third quarter of 2013, the Partnership’s net asset value per unit decreased 3.8% from $1,124.39 to $1,081.37 as compared to a decrease of 0.6% in the third quarter of 2012. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and related fees in the third quarter of 2013 of $631,536. Losses were primarily attributable to the Funds trading in currencies, energy, livestock, metals, softs and U.S. and non-U.S. interest rates and were partially offset by gains in grains and indices. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the third quarter of 2012 of $571,998. Gains were primarily attributable to the Funds trading in currencies, grains, indices and U.S. interest rates and were partially offset by losses in energy, livestock, metals, softs and non-U.S interest rates.

The most significant losses were incurred within the metals sector, primarily during August, from short positions in gold and silver futures as prices increased as political tension over Syria increased demand for the precious metals as a store of value. Additional losses were incurred in August from short positions in copper futures as prices advanced on signs of increased demand for the industrial metal from China. Within the global interest rate markets, losses were recorded in July from short positions in European bond futures as prices rose on speculation central banks in the U.S. and Europe would maintain their economic stimulus programs. Losses in the currency markets were incurred during August from long position in the euro versus the U.S. dollar as the relative value of the European currency advanced after unemployment figures in the Euro-zone region were lower than previously forecast. Additional losses from short positions in the Canadian dollar versus the U.S. dollar were recorded in July as the value of the Canadian currency gained against most of its peers. Within the energy sector, losses were recorded, primarily during September, from long positions in crude oil and its related products as prices declined over fears a looming shutdown of the U.S. government would reduce demand from the world’s largest oil consuming country. A portion of the Partnership’s losses during the quarter was offset by gains recorded in the global stock index sector during July and September from long positions in U.S. and European equity index futures as prices rallied higher following an announcement the U.S. Federal Reserve would delay curtailing its monthly bond buying policy. Within the agricultural markets, gains were achieved in August from long positions in soybean and wheat futures as prices advanced as hot, dry weather in the Midwest threatened to erode U.S. crop yields.

During the Partnership’s nine months ended September 30, 2013, the net asset value per unit decreased 6.6% from $1,157.94 to $1,081.37 as compared to a decrease of 3.5% in the same period of 2012. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and related fees in the nine months ended September 30, 2013 of $133,286. Losses were primarily attributable to the Funds trading in currencies, energy, livestock and U.S. and non-U.S. interest rates and were partially offset by gains in grains, indices, metals and softs. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the nine months ended September 30, 2012 of $1,155,561. Gains were primarily attributable to the Funds trading in energy, and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, grains, indices, livestock, metals and softs

The most significant losses were incurred within the global interest rate sector, primarily during May, from long positions in U.S. and European futures as prices declined on reports signaling the global economic recovery is strengthening. Indicators that the U.S. Federal Reserve would curb its bond buying program further added to the downward price move. Additional losses were recorded during January from long positions in U.S. and European fixed income futures as prices fell amid positive reports after European Central Bank President Mario Draghi said the euro-area economy was on pace to recovery more quickly than previously reported. Within the energy sector, losses were incurred during September from long positions in crude oil and its related products as prices fell on demand uncertainty as the U.S. appeared to be heading towards a government shutdown. Additional losses were incurred during May from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. Additional losses in this sector were incurred from short futures positions in gas oil, heating oil, and Brent crude oil as prices rose after the Syrian conflict spurred concern the flow of supplies from the Middle East may be disrupted. Within the currency sector, losses were incurred during June from long positions in the British pound, euro, and Swiss franc as the value of these European currencies moved lower relative to the U.S. dollar during the latter half of the month on concern of weakness in European economies. The value of the British pound also fell on speculation the Bank of England will make additional asset purchases and devalue the currency further. A portion of the Partnership’s losses during the first nine months of the year were offset by gains achieved within the global stock index sector, primarily during January, from long positions in Asian, U.S., and European equity index futures as prices advanced amid positive global economic sentiment following the resolution of the U.S. ‘fiscal cliff’ crisis. Additional gains were recorded during July and September from long positions in U.S. and European futures as prices moved higher after the U.S. Federal Reserve Bank announced it would delay curtailing its monthly stimulus measures. Within the metals complex, gains were recorded during April and June from short positions in gold and silver futures as priced declined after U.S. economic data topped estimates, eroding the appeal of the precious metals as a store of value. Gains were also experienced in the agricultural sector, primarily during May, from long positions in soybean futures as prices rose on reports of increased global demand for U.S. crop supplies.

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

Interest income on 80% of the Partnership’s allocable portion of the average daily equity maintained in cash in the Funds’ brokerage account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM and/or MS&Co as applicable based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income from investment in the Funds for the three and nine months ended September 30, 2013 decreased by $4,104 and $6,610, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is primarily due to lower average daily equity and lower U.S. Treasury bill rates during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM/MS & Co has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net assets values. Brokerage fees for the three and nine months ended September 30, 2013 decreased by $151,666 and $417,262, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage fees is primarily due to lower average net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net assets values. Management fees for the three and nine months ended September 30, 2013 decreased by $53,149 and $145,951, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is primarily due to lower average net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees earned for the three and nine months ended September 30, 2013 and 2012. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2013 and June 30, 2013, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages.

Advisor	September 30, 2013		June 30, 2013
Aspect Capital Limited	$8,323,510	27%	$9,068,395	27%
Graham Capital Management L.P.	$6,262,997	20%	$6,144,599	19%
Eckhardt Trading Company	$6,865,755	22%	$7,626,455	23%
Waypoint Capital Management LLC	$3,703,179	12%	$4,023,710	12%
PGR Capital LLP	$5,810,672	19%	$6,346,599	19%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Exchange margin requirements have been used by the Funds as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealer and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probalistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the Masters, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2013 and December 31, 2012. As of September 30, 2013, the Partnership’s total capitalization was $30,966,113.

September 30, 2013

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,621,854	5.24%
Energy	318,556	1.03%
Grains	246,833	0.80%
Indices	1,457,433	4.71%
Interest Rates U.S.	131,328	0.42%
Interest Rates Non-U.S.	575,520	1.86%
Livestock	10,551	0.03%
Metals	386,592	1.25%
Softs	165,535	0.53%

Total	$4,914,202	15.87%

As of December 31, 2012, the Partnership’s total capitalization was $36,919,355.

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization

Currencies	$3,278,875	8.88%
Energy	251,734	0.68%
Grains	152,807	0.42%
Indices	1,407,821	3.81%
Interest Rates U.S.	247,420	0.67%
Interest Rates Non-U.S.	771,616	2.09%
Livestock	8,366	0.02%
Lumber	330	0.00%*
Metals	296,859	0.81%
Softs	122,151	0.33%

Total	$6,537,979	17.71%

*	Due to rounding.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2013 and December 31, 2012, and the highest, lowest and average value during the three months ended September 30, 2013 and for the twelve months ended December 31, 2012. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of September 30, 2013, Aspect Master’s total capitalization was $107,026,196. The Partnership owned approximately 7.8% of Aspect Master. As of September 30, 2013, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,439,159	5.08%	$7,174,264	$3,886,435	$5,927,089
Energy	789,712	0.74%	1,994,003	458,957	1,450,690
Grains	925,437	0.87%	1,315,867	80,838	951,381
Indices	4,194,668	3.92%	4,194,668	1,159,866	3,421,268
Interest Rates U.S.	325,254	0.30%	805,234	196,780	442,560
Interest Rates Non-U.S.	2,891,923	2.70%	3,714,475	1,822,121	2,826,411
Livestock	135,270	0.13%	224,235	92,036	139,399
Metals	1,973,125	1.84%	3,199,261	894,734	2,041,122
Softs	537,089	0.50%	676,986	463,320	584,814

Total	$17,211,637	16.08%

*	Average of month-end Values at Risk.

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

As of September 30, 2013, Graham Master’s total capitalization was $58,028,126. The Partnership owned approximately 10.8% of Graham Master. As of September 30, 2013, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

September 30, 2013

	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,052,535	5.26%	$5,177,696	$2,692,964	$3,801,057
Energy	1,176,296	2.03%	1,447,490	398,490	1,229,839
Grains	710,115	1.22%	746,819	572,004	674,852
Indices	3,804,492	6.56%	3,867,614	1,786,311	3,501,816
Interest Rates U.S.	314,881	0.54%	500,125	219,252	393,014
Interest Rates Non-U.S.	764,522	1.32%	1,574,911	449,052	1,088,807
Metals	1,112,794	1.92%	1,979,210	756,560	1,193,904
Softs	441,646	0.76%	449,032	345,785	436,466

Total	$11,377,281	19.61%

*	Average of month-end Values at Risk.

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

As of September 30, 2013, Eckhardt Master’s total capitalization was $17,681,522. The Partnership owned approximately 40.7% of Eckhardt Master. As of September 30, 2013, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

September 30, 2013

	Value at Risk	% of Total Capitalization	Three months ended September 30, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$609,303	3.44%	$628,962	$198,502	$388,188
Energy	105,700	0.60%	348,390	91,000	208,580
Grains	85,882	0.49%	119,000	39,342	79,507
Indices	558,006	3.16%	558,006	253,635	495,819
Interest Rates U.S.	17,330	0.10%	225,825	17,330	125,494
Interest Rates Non-U.S.	269,413	1.52%	542,186	139,390	274,089
Metals	3,500	0.02%	51,600	3,500	3,700
Softs	35,244	0.20%	67,026	34,031	47,284

Total	$1,684,378	9.53%

*	Average of month-end Values at Risk.

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

As of September 30, 2013, Waypoint Master’s total capitalization was $11,966,448. The Partnership owned approximately 31.1% of Waypoint Master. As of September 30, 2013, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

September 30, 2013

	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,689,071	14.11%	$3,977,328	$254,726	$680,930
Energy	63,140	0.53%	63,140	12,900	42,413
Indices	238,964	2.00%	291,592	80,283	168,039
Interest Rates U.S.	80,190	0.67%	80,190	4,500	26,730
Interest Rates Non-U.S.	81,671	0.68%	427,571	11,009	154,081
Softs	38,115	0.32%	47,250	23,250	20,455

Total	$2,191,151	18.31%

*	Average of month-end Values at Risk.

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

As of September 30, 2013, PGR Master’s total capitalization was $27,418,009. The Partnership owned approximately 21.3% of PGR Master. As of September 30, 2013, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$444,311	1.62%	$511,670	$225,587	$356,564
Energy	315,783	1.15%	621,971	139,760	428,038
Grains	295,785	1.08%	363,285	169,280	284,831
Indices	1,962,146	7.16%	2,128,792	1,254,790	1,957,725
Interest Rates U.S.	187,601	0.68%	299,403	84,593	197,737
Interest Rates Non-U.S.	621,271	2.27%	789,526	258,607	587,135
Metals	521,510	1.90%	1,299,200	501,325	639,512
Softs	233,549	0.85%	246,572	161,924	218,859

Total	$4,581,956	16.71%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co is a Delaware corporation with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co is registered as a futures commission merchant and is a member of the National Futures Association.

There have been no material administrative, civil or criminal actions within the past five years against MS&Co or any of its individual principals and no such actions are currently pending, except as follows.

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

On June 5, 2012, MS&Co consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co violated CME Rules 432.Q and 538 and fined MS&Co $750,000 and CBOT found that MS&Co violated CBOT Rules 432.Q and 538 and fined MS&Co $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co or sold to plaintiff’s affiliates’ clients by MS&Co in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, MS&Co believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied

MS&Co’s motion to dismiss the complaint and on March 21, 2011, MS&Co appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. MS&Co filed its answer on December 21, 2012. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus post-judgment interest, fees and costs. MS&Co may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, MS& Co. filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, MS&Co believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant and broker-dealer, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units) Purchased*	(b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 — July 31, 2013	214.7550	$ 1,111.01	N/A	N/A
August 1, 2013 — August 31, 2013	414.6210	$ 1,078.68	N/A	N/A
September 1, 2013 — September 30, 2013	270.3980	$ 1,081.37	N/A	N/A
	1,073.1210	$ 1,087.20

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

Eckhardt Master entered into a futures account agreement with MS&Co and commenced trading through an account at MS&Co on or about October 4, 2013.

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management will receive a selling agent fee equal to 0.45% (5.4% per year) of the Partnership’s month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sold redeemable units in the Partnership.

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

(h) Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (Filed as Exhibit 3.2(H) to the Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1 (a) Form of Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on September 23, 1999 and incorporated herein by reference).

(b) Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 4, 2013 (filed herewith).

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

10.3 (a) Form of Selling Agreement among the Partnership, Smith Barney Futures Management LLC and Salomon Smith Barney Inc. (filed as Exhibit 1.1 to the Registration Statement on Form S-1 filed on November 12, 2002 and incorporated herein by reference).

10.4 Alternative Investments Selling Agent Agreement between the Partnership the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed herewith).

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

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

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

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date:	November 14, 2013

By:	/s/ Alice Lonero
Alice Lonero
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 14, 2013