Form 10-K
period 2013-12-31
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2014-03-28
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐            No ☑

Limited Partnership Redeemable Units with an aggregate value of $32,801,998 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter end.

As of February 28, 2014, 26,602.8225 Limited Partnership Redeemable Units were outstanding.

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

The Partnership no longer offers Redeemable Units for sale. Redemptions of Redeemable Units for the years ended December 31, 2013, 2012 and 2011 are reported in the Statements of Changes in Partners’ Capital on page 35 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange and Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2013, all trading decisions for the Partnership are made by the Advisors (defined below).

During the period covered by this report, the Partnership’s commodity brokers were Morgan Stanley and Co. LLC (“MS&Co.”) and Citigroup Global Markets Inc. (“CGM”).

As of December 31, 2013, all commodity trading decisions are made for the Partnership by Graham Capital Management, L.P. (“Graham”), Aspect Capital Limited (“Aspect”), Eckhardt Trading Company (“Eckhardt”) and PGR Capital LLP (“PGR”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. References herein to “Advisors” may also include, as relevant, SandRidge Capital L.P. (“SandRidge”) and Waypoint Capital Management LLC (“Waypoint”). A description of the trading activities and focus of the Advisors is included on page 15 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM or MS&Co. and are not responsible for the organization or operation of the Partnership.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profit, if any, net of distributions and losses, if any.

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

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master was formed in order to permit commodity pools managed by Graham using its K4D — 15V program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partners of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2007, the assets allocated to SandRidge for trading were invested in CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 7,659.0734 units of SandRidge Master with cash equal to $9,635,703. SandRidge Master was formed in order to permit commodity pools managed by SandRidge using its Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Sandridge Master on January 31, 2013 for cash equal to $4,938,215. The Partnership reallocated the assets allocated to Sandridge to the Partnership’s existing trading advisors.

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

On March 1, 2010, the assets allocated to Waypoint for trading were invested in Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 5,975.7506 units of Waypoint Master with cash equal to $5,975,751. Waypoint Master was formed in order to permit commodity pools managed by Waypoint using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Waypoint Master. The Partnership fully redeemed its investment in Waypoint Master on November 30, 2013 for cash equal to $3,566,512. The Partnership reallocated the assets allocated to Waypoint to the Partnership’s existing trading advisors.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2013.

Aspect Master’s, Graham Master’s, Eckhardt Master’s and PGR Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the reporting period, the Funds engaged in such trading through commodity brokerage accounts maintained with CGM and/or MS&Co, as applicable. References herein to “Funds” may also include, as relevant, references to SandRidge Master and Waypoint Master.

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

Management and incentive fees are charged at the Partnership level. All clearing fees (as defined below) are borne by the Funds. All other fees are charged at the Partnership level.

For the period January 1, 2013 through December 31, 2013, the approximate average market sector distribution for the Partnership was as follows:

*	Due to rounding.

At December 31, 2013, the Partnership owned approximately 9.5% of Aspect Master, 12.9% of Graham Master, 41.2% of Eckhardt Master and 28.9% of PGR Master. At December 31, 2012, the Partnership owned approximately, 6.6% of Aspect Master, 7.4% of Graham Master, 0.7% of SandRidge Master, 42.6% of Eckhardt Master, 33.7% of Waypoint Master and 13.8% of PGR Master. It is the Partnership’s intention to continue to invest in the Funds except for SandRidge Master and Waypoint Master. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

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

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not receive an incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”). Under the MS&Co. Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “MS&Co. clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in each Fund’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement gives the Partnership the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and forward contracts (the Funds are also parties to a customer agreement with MS&Co., which gives the Funds the same right). The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Graham Master and Aspect Master have entered into a foreign exchange brokerage account agreement with MS&Co. Under the foreign exchange brokerage account agreement, the Partnership pays trading fees for the clearing and where applicable, execution of foreign exchange transactions, as well as applicable exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “foreign exchange clearing fees”) through its investment in the Funds.

During the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 0.45% (5.4% per year) of month-end Net Assets. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month.

Prior to and for part of the third quarter of 2013, the Partnership was a party to a Customer Agreement with CGM (the “CGM Customer Agreement”). Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 0.45% (5.4% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees, were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and NFA fees (collectively the “CGM clearing fees” and together with the MS&Co. clearing fees and foreign exchange clearing fees, the “clearing fees”) through its investment in the Funds. CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in each Fund’s brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The CGM Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and forward contracts (the Funds were also parties to customer agreements with MS&Co., which gave the Funds the same right). The Partnership has terminated the CGM Customer Agreement.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is set forth under “Item 6. Selected Financial Data”. The Partnership’s Capital as of December 31, 2013, was $31,745,225.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including selling agent fees, clearing fees and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

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

The CFTC and/or U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or group may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in the commodity futures contract prices on a single day. The Advisors believe that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of an Advisor, however, may have to be modified, and positions held by the Partnership/Funds may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated position.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisors’ trading for the Partnership.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of Morgan Stanley and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including Morgan Stanley and MS&Co.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of NFA.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, Morgan Stanley executed a final settlement with the Office of the New York State Attorney General in connection with its investigation relating to the sale of auction rate securities. Morgan Stanley agreed, among other things to: (1) repurchase at par illiquid auction rate securities that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold auction rate securities below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of auction rate securities; and (5) pay a total penalty of $35 million. On August 13, 2008, Morgan Stanley reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position. Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange and Chicago Board of Trade as exchanges for related positions in violation of Chicago Mercantile Exchange and Chicago Board of Trade rules because those trades lacked the corresponding and related cash, over-the-counter swap, over-the-counter option, or other over-the-counter derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the Chicago Mercantile Exchange and Chicago Board of Trade in which the Chicago Mercantile Exchange found that MS&Co. violated Chicago Mercantile Exchange Rules 432.Q and 538 and fined MS&Co. $750,000 and Chicago Board of Trade found that MS&Co. violated Chicago Board of Trade Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $58 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $58 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $316 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $316 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff’s affiliates’ clients by MS&Co. in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 collateralized debt obligation. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 collateralized debt obligation to CDIB, and that MS&Co. knew that the assets backing the collateralized debt obligation were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co.’s motion to dismiss the complaint and on March 21, 2011, MS&Co. appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $94 million and certain certificates had incurred actual losses of approximately $1 million.

Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $94 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $68 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $68 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $116 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $116 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co. and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $648 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $648 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $79 million, and the certificates had incurred actual losses of $0.7 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $79 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $225 million, and the certificates had incurred actual losses of $23 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $225 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. The Partnership has issued no stock. There is no established public market for the Redeemable Units.

(b) Holders. The number of holders of Redeemable Units as of February 28, 2014 was 1,277.

(c) Dividends. The Partnership did not declare a distribution in 2013 or 2012. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Redeemable Units for the years ended December 31, 2013, 2012 and 2011. The Partnership no longer offers Redeemable Units for sale.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 — October 31, 2013	378.6910	$1,096.72	N/A	N/A
November 1, 2013 — November 30, 2013	277.7610	$1,130.16	N/A	N/A
December 1, 2013 — December 31, 2013	155.7180	$1,140.94	N/A	N/A

	812.1700	$1,116.63	N/A	N/A

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and the net asset value per unit for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 and total assets at December 31, 2013, 2012, 2011, 2010 and 2009 were as follows:

	2013	2012	2011	2010	2009
Realized and unrealized trading gains (losses) and investment in Funds net of brokerage/selling agent fees (including clearing fees), of $1,967,681, $2,483,921, $3,076,304, $3,478,486 and $4,244,399, respectively	$220,461	$(2,651,497)	$(4,422,430)	$1,911,748	$(2,957,413)
Interest income	10,013	20,826	14,995	52,850	53,348

	$230,474	$(2,630,671)	$(4,407,435)	$1,964,598	$(2,904,065)

Net income (loss)	$(553,368)	$(3,558,245)	$(5,543,935)	$289,639	$(4,886,914)

Increase (decrease) in net asset value per unit	$(17.00)	$(105.69)	$(142.88)	$13.65	$(91.11)

Net asset value per unit	$1,140.94	$1,157.94	$1,263.63	$1,406.51	$1,392.86

Total assets	$32,192,372	$38,175,525	$47,890,346	$60,530,449	$68,926,969

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

The General Partner manages all the business affairs of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 35 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Funds operated or managed by the General Partner. A full-time staff of due diligence professionals use propreitary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support.

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

As of December 31, 2013, the programs traded by each Advisor on behalf of the Partnership were: Aspect — Diversified Program (“Diversified Program”), Graham — K4D — 15V Program, Eckhardt — Standard Program — Higher Leveraged,

and PGR — Mayfair Program. In allocating the assets of the Partnership among Advisors, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time. As of December 31, 2013 and September 30, 2013, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	December 31, 2013		September 30, 2013
Aspect Capital Limited	$9,634,695	31%	$8,323,510	27%
Graham Capital Management L.P.	$7,673,611	24%	$6,262,997	20%
Eckhardt Trading Company	$7,046,524	22%	$6,865,755	22%
Waypoint Capital Management LLC	$—	—%	$3,703,179	12%
PGR Capital LLP	$7,390,395	23%	$5,810,672	19%

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

PGR Capital LLP

PGR’s Mayfair Program, which trades at 1.5 times leverage is, a proprietary, systematic trading system, seeks to profit over the medium term by exploiting inefficiencies in futures and forward markets across a broad range of asset classes and geographic regions. Proprietary models developed by the founding partners are implemented in an inhouse trading system which systematically processes real-time data and executes trades automatically on electronic futures exchanges and foreign exchange trading platforms.

PGR’s investment strategies have a strong mathematical and statistical basis and exploit established signal processing and econometric techniques. Research is an ongoing part of PGR’s program and strategies may be extended to exploit new inefficiencies over time, utilizing market price and volume data or fundamental data. Current strategies are continuously being developed and may change over the life of the investment. The strategy is primarily momentum-based. Adaptive signal processing techniques are used to forecast both market direction and risk. The estimates of the direction and strength of a market’s price trend are combined with the estimate of its risk to calculate a position which optimizes the risk/return profile for that market.

The strategies are primarily directional in nature meaning they identify and take advantage of both upward and downward price momentum. The source of these trends may be sound economic considerations, asymmetric information or behavioral patterns of market participants. Persistent trends can be identified from these factors in all markets across all sectors with varying strengths and durations. PGR’s strategies have been designed to identify the direction and strength of any trend over multiple timeframes and have the ability to adapt to the prevailing market with duration between a few days and a few months and position the fund to take advantage of it. PGR’s investment strategy employs sophisticated, robust and already- proven computerized systems to enable the entire trading process to be automated. The system monitors live market data from real-time feeds and continuously updates the desired position for each market. Rigorous risk management is central to PGR’s systems and operations. Risk management is fully integrated and systematic at all levels of the system. It takes account of changes intra and inter-market, to ensure that volatility and drawdowns remain under control as markets both react and evolve. The automation of trade execution and reconciliation avoids the possibility of human errors in relation to these processes while further processes continuously monitor and assess risk throughout all stages of the investment process. PGR’s ability to adjust positions and gearing according to the prevailing levels of market and portfolio risk means that it can rapidly control the risk of the strategy as a whole. PGR uses a number of standard and non-standard measures to assess risk including correlations, value at risk, sector exposure, entropy and stress tests.

Specific Fund level performance information is included in Note 5 to the Partnership’s financial statements included in Item 8. “Financial Statements and Supplementary Data.”

No assurance is given that an Advisor’s trading program will be profitable or that they will not experience losses.

For the period January 1, 2013 through December 31, 2013, the average allocation by commodity market sector for each of the Funds was as follows:

CMF Graham Capital Master Fund L.P.

Currencies	29.1%
Energy	6.6%
Grains	5.0%
Interest Rates Non-U.S.	10.8%
Interest Rates U.S.	4.8%
Metals	9.8%
Softs	3.0%
Stock Indices	30.9%

CMF Aspect Master Fund L.P.

Currencies	34.2%
Energy	8.1%
Grains	5.7%
Interest Rates Non-U.S.	15.0%
Interest Rates U.S.	2.6%
Livestock	1.0%
Metals	11.4%
Softs	3.6%
Stock Indices	18.4%

CMF Eckhardt Master Fund L.P.

Currencies	24.3%
Energy	10.7%
Grains	7.2%
Interest Rates Non-U.S.	15.9%
Interest Rates U.S.	9.7%
Metals	2.7%
Softs	2.4%
Stock Indices	27.1%

PGR Master Fund L.P.

Currencies	8.7%
Energy	6.4%
Grains	5.7%
Interest Rates Non-U.S.	14.6%
Interest Rates U.S.	4.5%
Livestock	0.3%
Metals	12.6%
Softs	3.9%
Stock Indices	43.3%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in their trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts, and options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2013.

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

From January 1, 2013 through December 31, 2013, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 16.3%. The foregoing margin to equity ratio takes into account positions and cash held in the Partnership’s name as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments also include futures and certain standardized forwards, swaps and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 4.7% to 43.5% of the Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM and/or MS&Co. the Partnership/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)

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

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, selling agent, clearing and advisory fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s/Fund’s commodity broker is dependent upon interest rates over which neither the Partnership/Funds nor the commodity broker has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at the net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2013, 4,059.7630 Redeemable Units were redeemed totaling $4,620,762. For the year ended December 31, 2012, 5,428.8887 Redeemable Units were redeemed totaling $6,671,172 and 79.0000 General Partner unit equivalents were redeemed totaling $100,389. For the year ended December 31, 2011, 4,850.8765 Redeemable Units were redeemed totaling $6,621,346.

The Partnership no longer offers Redeemable Units for sale.

(c) Results of Operations.

For the year ended December 31, 2013, the net asset value per unit decreased 1.5% from $1,157.94 to $1,140.94. For the year ended December 31, 2012, the net asset value per unit decreased 8.4% from $1,263.63 to $1,157.94. For the year ended December 31, 2011, the net asset value per unit decreased 10.2% from $1,406.51 to $1,263.63.

The Partnership experienced a net trading gain (before fees and expenses) in the Funds of $2,188,142 in 2013. Gains were primarily attributed to the trading of grains, metals, softs and indices and were partially offset by losses in currencies, energy, livestock, U.S. and non-U.S. interest rates. The net trading gain (or loss) realized from the Funds is disclosed on page 35 under “Item 8. Financial Statements and Supplementary Data.”

The most significant losses were incurred within the energy sector primarily during September, from long positions in crude oil and its related products as prices fell on demand uncertainty as the U.S. appeared to be heading towards a government shutdown. Losses in the energy sector were also incurred during May from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. Additional losses in this sector during May were incurred from short futures positions in gas oil, heating oil, and Brent crude oil as prices rose after the Syrian conflict spurred concern the flow of supplies from the Middle East may be disrupted. Within the global interest rate sector, losses were recorded, primarily during May, from long positions in U.S. and European fixed income futures as prices declined on reports signaling the global economic recovery was strengthening. Indicators that the U.S. Federal Reserve would curb its bond buying program further added to the downward price move. Additional losses in this sector were recorded during January from long positions in U.S. and European fixed income futures as prices fell amid positive reports after European Central Bank President Mario Draghi said the euro-area economy was on pace to recovery more quickly than previously reported. Within the currency sector, losses were incurred during June from long positions in the British pound, euro, and Swiss franc as the value of these European currencies moved lower relative to the U.S. dollar during the latter half of the month on concern of weakness in European economies. The value of the British pound also fell on speculation the Bank of England will make additional asset purchases and devalue the currency further. During May, long positions in Australian dollar versus U.S. dollar recorded losses as the relative value of the Australian currency fell throughout the month on concerns a slowdown in Chinese economic output would dampen demand for Australian exports and in reaction to a cut in interest rates by the Reserve Bank of Australia. Additional currency losses were recorded during February, April, July, August, and October. The Partnership’s trading losses during the year were offset by trading gains achieved within the global stock index sector, primarily during January, from long positions in Asian, U.S., and European equity index futures as prices advanced amid positive global economic sentiment following the resolution of the U.S. ‘fiscal cliff’ crisis. Additional gains were recorded during September and October from long positions in U.S. and European futures as prices moved higher after the U.S. Federal Reserve Bank announced it would delay curtailing its monthly stimulus measures. Further gains in this sector were recorded from long positions from February through May and in November and December. Within the metals complex, gains were recorded during April and June from short positions in gold and silver futures as priced declined after U.S. economic data topped estimates, eroding the appeal of the precious metals as a store of value. During November, additional gains were achieved from short positions in gold and silver futures as prices moved lower on speculation the U.S. Federal Reserve will slow its monthly debt purchases, reducing demand for the precious metals. Within the agricultural markets, gains were recorded during December from short positions in wheat futures as prices declined as grain production worldwide climbed higher to record levels and outpaced global demand. Gains were also experienced in the agricultural sector during May from long positions in soybean futures as prices rose on reports of increased global demand for U.S. crop supplies.

The Partnership experienced a net trading loss (before fees and expenses) through investments in the Funds of $167,576 in 2012. Losses were primarily attributed to the trading of energy, grains, livestock, U.S. interest rates, metals and softs and were partially offset by gains in currencies, indices and non-U.S. interest rates.

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

Interest income on 80% of the average daily equity maintained in cash in the Funds’ brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month Treasury bills maturing in 30 days or at the 4-week U.S. Treasury bill rate. Interest income from investment in the Funds for the three and twelve months ended December 31, 2013 decreased by $4,203 and $10,813, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM and/or MS&Co. had control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent/brokerage fees for the three and twelve months ended December 31, 2013 decreased by $87,609 and $489,546, respectively, as compared to the corresponding periods in 2012. The decrease in selling agent/brokerage fees is primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2013 as compared to the corresponding periods in 2012.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2013 decreased by $11,365 and $26,694, respectively, as compared to the corresponding periods in 2012. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and twelve months ended December 31, 2013 decreased by $35,001 and $180,952, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2013 as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the Management Agreements and are payable annually. There were no incentive fees earned for the three and twelve months ended December 31, 2013 and 2012.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2013 and 2012 were $168,302 and $151,740, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2013 and 2012 were $67,193 and $46,535, respectively.

The Partnership experienced a net trading loss (before fees and expenses) through investments in the Funds of $1,346,126 in 2011. Losses were primarily attributed to the trading of currencies, grains, indices, livestock and metals and were partially offset by gains in energy, U.S. and non-U.S. interest rates.

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership were priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2013 and 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the 12 months ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the masters over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held indirectly by each Fund separately.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2013 and 2012. As of December 31, 2013, the Partnership’s total capitalization was $31,745,225.

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization

Currencies	$1,627,945	5.13%
Energy	$352,306	1.11%
Grains	$280,203	0.88%
Indices	$1,121,268	3.53%
Interest Rates U.S.	$215,374	0.68%
Interest Rates Non-U.S.	$705,932	2.22%
Livestock	$8,385	0.03%
Metals	$532,047	1.68%
Softs	$118,226	0.37%

Total	$4,961,686	15.63%

As of December 31, 2012, the Partnership’s total capitalization was $36,919,355.

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization

Currencies	$3,278,875	8.88%
Energy	251,734	0.68%
Grains	152,807	0.42%
Indices	1,407,821	3.81%
Interest Rates U.S.	247,420	0.67%
Interest Rates Non-U.S.	771,616	2.09%
Livestock	8,366	0.02%
Lumber	330	0.00%*
Metals	296,859	0.81%
Softs	122,151	0.33%

Total	$6,537,979	17.71%

*	Due to rounding

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of December 31, 2013 and 2012, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2013, Aspect Master’s total capitalization was $102,310,549. The Partnership owned approximately 9.5% of Aspect Master. As of December 31, 2013, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies	$8,074,032	7.89%	$10,780,103	$67,390	$7,332,185
Energy	1,210,979	1.18%	2,869,850	458,957	1,477,925
Grains	1,084,329	1.06%	1,315,867	80,838	897,343
Indices	3,403,187	3.33%	4,335,369	1,159,866	3,389,186
Interest Rates U.S.	682,636	0.67%	805,234	118,357	431,818
Interest Rates Non-U.S.	3,296,581	3.22%	4,524,738	863,953	2,810,624
Livestock	75,938	0.07%	219,100	36,925	148,985
Metals	1,246,907	1.22%	3,199,261	734,739	2,161,501
Softs	478,791	0.47%	884,459	367,449	603,860

Total	$19,553,380	19.11%

*	Annual average of month-end Value at Risk

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

As of December 31, 2013, Graham Master’s total capitalization was $56,951,856. The Partnership owned approximately 12.9% of Graham Master. As of December 31, 2013, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,451,393	9.57%	$6,263,455	$2,692,964	$3,780,586
Energy	918,449	1.61%	1,447,490	398,490	924,600
Grains	707,595	1.24%	746,819	350,474	585,416
Indices	3,480,698	6.11%	5,882,185	1,786,311	4,253,445
Interest Rates U.S.	579,675	1.02%	947,075	219,252	551,160
Interest Rates Non-U.S.	1,218,251	2.14%	2,659,126	449,052	1,491,188
Metals	2,082,858	3.66%	2,293,849	545,530	1,461,478
Softs	284,243	0.50%	511,259	231,428	390,411

Total	$14,723,162	25.85%

*	Annual average of month-end Value at Risk

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

As of December 31, 2013, SandRidge Master no longer trades any of the Partnership’s assets. As of December 31, 2012, SandRidge Master’s total capitalization was $292,148,993. The Partnership owned approximately 0.7% of SandRidge Master. As of December 31, 2012, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,452,965	0.50%	$21,675,334	$1,452,965	$12,063,026

Total	$1,452,965	0.50%

*	Annual average of month-end Value at Risk

As of December 31, 2013, Eckhardt Master’s total capitalization was $13,111,415. The Partnership owned approximately 41.2% of Eckhardt Master. As of December 31, 2013, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$206,353	1.56%	945,143	$169,533	$409,579
Energy	208,175	1.59%	353,000	7,260	170,684
Grains	96,435	0.74%	200,679	38,539	110,010
Indices	285,778	2.18%	755,546	242,799	526,016
Interest Rates U.S.	99,686	0.76%	597,942	11,717	196,733
Interest Rates Non -U.S.	374,990	2.86%	586,137	116,551	351,504
Metals	168,816	1.29%	213,999	1,665	55,945
Softs	24,642	0.19%	88,897	6,000	41,824

Total	$1,464,875	11.17%

*	Annual average of month-end Value at Risk

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

As of December 31, 2013, Waypoint Master no longer trades any of the Partnership’s assets. As of December 31, 2012, Waypoint Master’s total capitalization was $22,563,598. The Partnership owned approximately 33.7% of Waypoint Master. As of December 31, 2012, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

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

As of December 31, 2013, PGR Master’s total capitalization was $10,759,375. The Partnership owned approximately 28.9% of PGR Master. As of December 31, 2013, PGR Master’s value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$251,435	2.34%	$731,638	$171,887	$422,291
Energy	114,238	1.06%	825,250	58,419	355,521
Grains	159,794	1.48%	363,285	94,025	251,672
Indices	800,050	7.44%	3,659,039	800,050	2,263,556
Interest Rates U.S.	119,982	1.12%	474,150	54,992	197,251
Interest Rates Non -U.S.	280,646	2.61%	1,727,471	248,116	767,408
Livestock	4,050	0.04%	24,000	1,000	9,942
Metals	260,728	2.42%	1,299,200	203,450	585,994
Softs	89,691	0.83%	274,063	86,559	193,899

Total	$2,080,614	19.34%

*	Annual average of month-end Value at Risk

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Funds are typically many times the applicable margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Funds. The magnitude of the Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Funds — give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Funds as of December 31, 2013, by market sector.

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

Softs. The Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, cotton and sugar accounted for the bulk of the Funds’ commodity exposure as of December 31, 2013.

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

The following were the only non-trading risk exposures of the Funds as of December 31, 2013.

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

Item 8. Financial Statements and Supplementary Data.

DIVERSIFIED 2000 FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2013, 2012, and 2011; Statements of Financial Condition at December 31, 2013 and 2012; Schedules of Investments at December 31, 2013 and 2012; Statements of Income and Expenses for the years ended December 31, 2013, 2012, and 2011; Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012, and 2011; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Diversified 2000 Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Alper Daglioglu
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

The management of Diversified 2000 Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2013 based on the criteria referred to above.

Alper Daglioglu President and Director Ceres Managed Futures LLC General Partner, Diversified 2000 Futures Fund L.P.	Alice Lonero Chief Financial Officer Ceres Managed Futures LLC General Partner, Diversified 2000 Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Diversified 2000 Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Diversified 2000 Futures Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2013 and 2012, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Diversified 2000 Futures Fund L.P. as of December 31, 2013 and 2012, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2014

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

December 31, 2013 and 2012

	2013	2012
Assets:
Investment in Funds, at fair value (Note 5)	$32,101,338	$38,052,990
Cash (Note 3c)	91,034	122,535

Total assets	32,192,372	$38,175,525

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3c)	$144,866	$171,790
Management fees (Note 3b)	41,082	53,114
Professional fees	69,825	81,535
Other	13,709	25,894
Redemptions payable (Note 6)	177,665	923,837

Total liabilities	447,147	1,256,170

Partners’ Capital (Notes 1 and 6):
General Partner, 362.6499 unit equivalents outstanding at December 31, 2013 and 2012	413,762	419,927
Limited Partners, 27,461.1845 and 31,520.9475 Redeemable Units outstanding at December 31, 2013 and 2012, respectively	31,331,463	36,499,428

Total partners’ capital	31,745,225	36,919,355

Total liabilities and partners’ capital	$32,192,372	$38,175,525

Net asset value per unit	$1,140.94	$1,157.94

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

December 31, 2013

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$9,693,267	30.53%
CMF Graham Capital Master Fund L.P.	7,709,471	24.29
CMF Eckhardt Master Fund L.P.	7,266,616	22.89
PGR Master Fund L.P.	7,431,984	23.41

Total investment in Funds, at fair value	$32,101,338	101.12%

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

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses

for the years ended

December 31, 2013, 2012 and 2011

	2013	2012	2011
Investment income:
Interest income from investment in Funds (Note 3c)	$10,013	$20,826	$14,995

Expenses:
Ongoing selling agent fees (Note 3c)	1,858,903	2,348,449	2,909,786
Clearing fees allocated from Funds (Note 3c)	108,778	135,472	166,518
Management fees (Note 3b)	548,347	729,299	917,761
Professional fees	168,302	151,740	154,618
Other	67,193	46,535	64,121

Total expenses	2,751,523	3,411,495	4,212,804

Net investment income (loss)	(2,741,510)	(3,390,669)	(4,197,809)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	2,442,208	211,668	(979,912)
Change in net unrealized gains (losses) on investment in Funds	(254,066)	(379,244)	(366,214)

Total trading results	2,188,142	(167,576)	(1,346,126)

Net income (loss)	$(553,368)	$(3,558,245)	$(5,543,935)

Net income (loss) per unit (Note 7)*	$(17.00)	$(105.69)	$(142.88)

Weighted average units outstanding	29,833.4147	34,908.9465	39,393.6788

*Based on the change in net asset value per unit.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2013, 2012 and 2011

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2010	$58,793,257	$621,185	$59,414,442
Net income (loss)	(5,480,832)	(63,103)	(5,543,935)
Redemptions of 4,850.8765 Redeemable Units	(6,621,346)	—	(6,621,346)

Partners’ Capital at December 31, 2011	46,691,079	558,082	47,249,161
Net income (loss)	(3,520,479)	(37,766)	(3,558,245)
Redemptions of 5,428.8887 Redeemable Units	(6,671,172)	—	(6,671,172)
Redemptions of 79.0000 General Partner unit equivalents	—	(100,389)	(100,389)

Partners’ Capital at December 31, 2012	$36,499,428	$419,927	$36,919,355
Net income (loss)	(547,203)	(6,165)	(553,368)
Redemptions of 4,059.7630 Redeemable Units	(4,620,762)	—	(4,620,762)

Partner’s Capital at December 31, 2013	$31,331,463	$413,762	$31,745,225

Net asset value per unit:

2011:	$1,263.63

2012:	$1,157.94

2013:	$1,140.94

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange and Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2013, all trading decisions for the Partnership are made by the Advisors (other than Sandridge and Waypoint as defined in Note 3(b)).

During the period covered by this report, the Partnership’s commodity brokers were Morgan Stanley and Co. LLC (“MS&Co.”) and Citigroup Global Markets, Inc. (“CGM”).

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership were priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2013 and 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$32,101,338	$—	$32,101,338	$—

Net fair value	$32,101,338	$—	$32,101,338	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$38,052,990	$—	$38,052,990	$—

Net fair value	$38,052,990	$—	$38,052,990	$—

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

Forward Foreign Currency Contracts.    Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Funds’ Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Funds’ Statements of Income and Expenses.

The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net income (loss) on investments in the Funds’ Statements of Income and Expenses.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that other than described in Note 9 to the financial statements, no events have occured that require adjustment of or disclosure in the financial statements.

f.	Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

g.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights.”

3.	Agreements:

a.	Limited Partnership Agreement:

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

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with Graham Capital Management, L.P. (“Graham”), Aspect Capital Limited (“Aspect”), SandRidge Capital L.P. (“SandRidge”), Eckhardt Trading Company (“Eckhardt”), Waypoint Capital Management LLC (“Waypoint”) and PGR Capital LLP (“PGR”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Sandridge and Waypoint were each terminated as a commodity trading advisors for the Partnership as of January 31, 2013 and November 30, 2013, respectively. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM or MS&Co. and are not responsible for the organization or operation of the Partnership. The Partnership paid each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor, except for Aspect and PGR, received a monthly management fee equal to 1/12 of 1.25% (1.25% per year) and 1/12 of 1% (1% per year) respectively, of month-end Net Assets allocated to the specific Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership was obligated to pay each Advisor an incentive fee payable annually equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership. To the extent an Advisor incurs a loss for the

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

Partnership the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred by the Advisor and earns additional New Trading Profits for the Partnership.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate the assets to additional advisors at any time.

c.	Customer Agreement/Selling Agent Agreement:

Prior to and for part of the third quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and during the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). The Partnership has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 0.45% (5.4% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “CGM clearing fees”) through its investment in the Funds. CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in each Fund’s brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined.

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership will pay trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate of which such fees are paid may be changed. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in each Fund’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The Customer Agreement may generally be terminated upon notice by either party.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership will pay Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 0.45% (5.4% per year) of month-end Net Assets. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month.

Certain prior year amounts have been reclassified to conform to current year presentation. Amounts reported separately on the Statements of Income and Expenses as ongoing selling agent fees and clearing fees allocated from Funds were previously combined and presented as brokerage fees, including clearing fees.

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

During the second quarter of 2013, CMF Graham Capital Master Fund L.P. (“Graham Master”) and CMF Aspect Master Fund L.P. (“Aspect Master”) entered into a foreign exchange brokerage account agreement with MS&Co. During the second quarter of 2013, Graham Master also entered into a futures brokerage account agreement with MS&Co. Graham Master and Aspect Master commenced foreign exchange trading through accounts at MS&Co. on or about May 1, 2013 and Graham Master commenced futures trading through an account at MS&Co. on or about June 17, 2013. During the third quarter of 2013, Aspect Master and PGR Master Fund L.P. entered into a futures brokerage account agreement with MS&Co. and commenced futures trading through accounts at MS&Co. on or about July 15, 2013 and August 5, 2013, respectively. During the fourth quarter of 2013, CMF Eckhardt Master Fund L.P. entered into a futures brokerage account agreement with MS&Co. and commenced futures trading through an account at MS&Co. on or about October 4, 2013.

The MS&Co Customer Agreement with the Partnership and the Funds gives, and the CGM Customer Agreement with the Partnership and the Customer Agreements between CGM and the Funds gave, the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Funds are held for trading purposes.

Brokerage fees were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

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

On March 1, 2010, the assets allocated to Waypoint for trading were invested in Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 5,975.7506 units of Waypoint Master with cash equal to $5,975,751. The Partnership fully redeemed its investment in Waypoint Master on November 30, 2013 for cash equal to 3,566,512.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

partner of PGR Master. Individual and pooled accounts currently managed by PGR, including the Partnership, are permitted to be limited partners of PGR Master. The General Partner and PGR believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2013.

Aspect Master’s, Graham Master’s, Eckhardt Master’s and PGR Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the reporting period, the Funds engaged in such trading through commodity brokerage accounts maintained with CGM and MS&Co, as applicable. References herein to “Funds” may also include, as relevant, reference to SandRidge Master and Waypoint Master.

A limited partner of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Funds. All other fees are charged at the Partnership level.

At December 31, 2013, the Partnership owned approximately 9.5% of Aspect Master, 12.9% of Graham Master, 41.2% of Eckhardt Master and 28.9% of PGR Master. At December 31, 2012, the Partnership owned approximately 6.6% of Aspect Master, 7.4% of Graham Master, 0.7% of SandRidge Master, 42.6% of Eckhardt Master, 33.7% of Waypoint Master and 13.8% of PGR Master. Aspect, Graham, Eckhardt, and PGR intend to continue to invest the assets allocated to each by the Partnership in Aspect Master, Graham Master, Eckhardt Master and PGR Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$102,342,493	$31,944	$102,310,549
Graham Master	59,948,792	2,996,936	56,951,856
Eckhardt Master	17,660,024	4,548,609	13,111,415
PGR Master	25,764,457	15,005,082	10,759,375

Total	$205,715,766	$22,582,571	$183,133,195

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital

Aspect Master	$136,219,745	$591,506	$135,628,239
Graham Master	85,313,676	377,625	84,936,051
SandRidge Master	294,670,281	2,521,288	292,148,993
Eckhardt Master	18,542,577	112,971	18,429,606
Waypoint Master	22,633,645	70,047	22,563,598
PGR Master	39,466,549	72,252	39,394,297

Total	$596,846,473	$3,745,689	$593,100,784

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the year ended ended December 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(299,271)	$(1,788,510)	$(2,087,781)
Graham Master	(246,808)	12,107,895	11,861,087
SandRidge Master	(68,488)	129,650	61,162
Waypoint Master	(123,834)	(1,241,056)	(1,364,890)
Eckhardt Master	(170,060)	228,671	58,611
PGR Master	(134,731)	8,544,764	8,410,033

Total	$(1,043,192)	$17,981,414	$16,938,222

	For the year ended December 31, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(239,870)	$(11,873,313)	$(12,113,183)
Graham Master	(430,920)	(3,714,568)	(4,145,488)
SandRidge Master	(987,667)	41,834,944	40,847,277
Eckhardt Master	(159,764)	1,350,488	1,190,724
Waypoint Master	(160,620)	3,670,143	3,509,523
PGR Master	(126,749)	(8,963,355)	(9,090,104)

Total	$(2,105,590)	$22,304,339	$20,198,749

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

				Expenses
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
For the year ended December 31, 2013
							Commodity
Aspect Master	30.53%	$9,693,267	$(156,142)	$19,899	$5,564	$(181,605)	Portfolio	Monthly
							Commodity
Graham Master	24.29%	7,709,471	1,155,398	19,825	8,008	1,127,565	Portfolio	Monthly
							Energy
SandRidge Master	0.00%	—	2,336	256	1,052	1,028	Portfolio	Monthly
							Commodity
Eckhardt Master	22.89%	7,266,616	93,357	38,671	33,805	20,881	Portfolio	Monthly
							Commodity
Waypoint Master	0.00%	—	(379,769)	12,289	27,146	(419,204)	Portfolio	Monthly
							Commodity
PGR Master	23.41%	7,431,984	1,482,975	17,842	16,221	1,448,912	Portfolio	Monthly

Total		$32,101,338	$2,198,155	$108,782	$91,796	$1,997,577

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

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

7.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Net realized and unrealized gains (losses)*	$8.92	$(79.81)	$(114.65)
Interest income	0.34	0.60	0.37
Expenses**	(26.26)	(26.48)	(28.60)

Increase (decrease) for the year	(17.00)	(105.69)	(142.88)
Net asset value per unit, beginning of year	1,157.94	1,263.63	1,406.51

Net asset value per unit, end of year	$1,140.94	$1,157.94	$1,263.63

*	Includes ongoing selling agent and clearing fees.
**	Excludes ongoing selling agent and clearing fees.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2013

	2013	2012	2011
Ratios to average net assets:
Net investment income (loss)	(8.1)%	(7.9)%	(7.9)%
Incentive fees	0.0%	0.0%	0.0%

Net investment income (loss) before incentive fees***	(8.1)%	(7.9)%	(7.9)%

Operating expenses	8.1%	8.0%	7.9%
Incentive fees	0.0%	0.0%	0.0%

Total expenses	8.1%	8.0%	7.9%

Total return:
Total return before incentive fees	(1.5)%	(8.4)%	(10.2)%
Incentive fees	0.0%	0.0%	0.0%

Total return after incentive fees	(1.5)%	(8.4)%	(10.2)%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments and include futures and certain standardized forwards, swaps and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards and options contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 4.7% to 43.5% of the Funds’ contracts are traded over the counter.

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

December 31, 2013

markets in which the related underlying assets are traded. The Funds are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period as CGM and/or MS&Co or their affiliates were the sole counterparties or brokers with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM/MS&Co the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

9.	Subsequent Events:

Effective April 1, 2014, the monthly ongoing selling agent fee will be reduced from an annual rate of 5.4% to an annual rate of 2.9%.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2013 and 2012 are summarized below:

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of brokerage/selling agent and clearing fees including interest income	$ 1,867,102	$ (1,087,332)	$ (1,841,708)	$ 1,292,412
Net income (loss)	$ 1,686,009	$ (1,265,407)	$ (2,058,863)	$ 1,084,893
Increase (decrease) in net asset value per unit	$ 59.57	$ (43.02)	$ (67.88)	$ 34.33

	For the period from October 1, 2012 to December 31, 2012	For the period from July 1, 2012 to September 30, 2012	For the period from April 1, 2012 to June 30, 2012	For the period from January 1, 2012 to March 31, 2012
Net realized and unrealized trading gains (losses) net of brokerage/selling agent and clearing fees including interest income	$ (1,872,238)	$ (31,360)	$ (664,759)	$ (62,314)
Net income (loss)	$ (2,073,527)	$ (243,055)	$ (909,237)	$ (332,426)
Increase (decrease) in net asset value per unit	$ (61.61)	$ (7.83)	$ (26.76)	$ (9.49)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information. None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Alper Daglioglu (President and Director), Alice Lonero (née Ng) (Chief Financial Officer), Jeremy Beal (Chairman of the Board of Directors), Colbert Narcisse (Director), Craig Abruzzo (Director), Harry Handler (Director) and Patrick T. Egan (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Alper Daglioglu, Alice Lonero (née Ng), Jeremy Beal and Patrick T. Egan serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Alper Daglioglu, age 37, has been a Director, and listed as a principal, of the General Partner since December 2010. He has served as President of the General Partner since August 2013, has been registered as an associated person of the General Partner since October 2013, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. He has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s

Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Alice Lonero (née Ng), age 31, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Ms. Lonero has served as Chief Financial Officer of the General Partner since September 2013 and has been listed as a principal of the General Partner since October 2013. Before joining Morgan Stanley Smith Barney LLC, Ms. Lonero was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Lonero was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Lonero earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Jeremy Beal, age 39, has been Chairman of the Board of Directors and listed as a principal of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 48, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Craig Abruzzo, age 45, has been a Director and a principal of the General Partner since March 2013 and is an associate member of NFA. Since October 2007, Mr. Abruzzo has been the U.S. Head of Listed Derivatives for MS&Co., a financial services firm, where his responsibilities include overseeing the institutional futures commission merchant business. Since May 2012, Mr. Abruzzo has also served as the Global Head of listed and over-the-counter derivative Clearing for MS&Co., where his responsibilities include oversight of the institutional over-the-counter swap clearing business. Mr. Abruzzo has been listed as a principal of MS&Co. since October 2010, and has been registered as an associated person of MS&Co. since July 2007 and as a swap associated person since November 2012. Mr. Abruzzo earned his Bachelor of Arts degree in Political Science and Economics in May 1990 from Drew University and his Juris Doctor degree in May 1994 from the New York University School of Law.

Harry Handler, age 55, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 44, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since September 2013, Mr. Egan has been Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since September 2013, Mr. Egan has also been registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan is responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its General Partner. Prior to and for part of the third quarter of 2013, CGM, an affiliate of the General Partner, was the commodity broker for the Partnership and received brokerage fees for such services as described under “Item 1. Business.” During the third quarter of 2013, MS&Co., an affiliate of the General Partner became the commodity broker for the Partnership. MS&Co. receives certain clearing fees for such services as described under “Item 1. Business.” During the fourth quarter of 2013, Morgan Stanley Wealth Management, an affiliate of the General Partner and a selling agent for the Partnership, began to receive a selling agent fee for its services as described under “Item 1. Business.” Brokerage, selling agent and clearing fees of $1,967,681 were paid or payable for the year ended December 31, 2013. Management fees of $548,347 were paid or payable to the Advisors for the year ended December 31, 2013. There were no incentive fees earned by the Advisors for the year ended December 31, 2013. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2014, the Partnership knows of one person who beneficially owns more than 5% of the Redeemable Units outstanding.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units	Virginia B. Fox TTEE Virginia B. Fox Trust U/A/D 1371 Pembroke Drive Bloomfield Hills, MI 48304-2654	1,778.2190 Redeemable Units	6.6%

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2013:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner units equivalents	General Partner	362.6499	1.3%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with related persons. None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable.

(c)	Promoters and certain control persons. CGM, Morgan Stanley Wealth Management and the General Partner, would be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business”, “Item 8. Financial Statements and Supplementary Data,” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) in the years ended December 31, 2013 and 2012 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2013	$122,200
2012	$98,800

(2)	Audit-Related Fees. None

(3)	Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Pricewaterhouse Coopers LLP. for tax compliance and tax advice given in the preparation of the Partnership’s Schedules K-1 the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2013	$28,660
2012	$29,050

(4)	All Other Fees. None.

(5)	Not Applicable.

(6)	Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

Statements of Financial Condition at December 31, 2013 and 2012.

Schedules of Investments at December 31, 2013 and 2012.

Statements of Income and Expenses for the years ended December 31, 2013, 2012 and 2011.

Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012 and 2011.

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

(a) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 3.2(a) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2(b) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Current Report Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(e) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the Current Report Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(f) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(f) to the Current Report Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(g) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(h) Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.2(H) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1	Form of Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on September 23, 1999 and incorporated herein by reference).

10.2	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 4, 2013 (filed as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.3	Form of Escrow Agreement among the Partnership, European American Bank, Smith Barney Futures Management Inc. and Salomon Smith Barney Inc. (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on September 23, 1999 and incorporated herein by reference).

(a) Form of Letter Amending Escrow Agreement among the Partnership, European American Bank, Smith Barney Futures Management Inc. and Salomon Smith Barney Inc. (filed as Exhibit 10.3A to the Registration Statement on Form S-1 filed on November 12, 2002 and incorporated herein by reference).

10.4	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.4 to the Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.5	Amended and Restated Advisory Agreement among the Partnership, the General Partner and SandRidge Capital, LP, dated June 30, 2007 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 14, 2007 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and Aspect Capital Limited, dated January 3, 2002 (filed as Exhibit 99 to the Annual Report on Form 10-K filed on March 27, 2003 and incorporated herein by reference).

(a) Letter from the General Partner extending Management with Aspect Capital Limited from June 30, 2013 to June 30, 2014, dated June 1, 2013 (filed herewith).

10.7	Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company, dated March 31, 2008 (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2008 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Eckhardt Trading Company from June 30, 2013 to June 30, 2014, dated June 1, 2013 (filed herewith).

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

(a) Letter from the General Partner extending Management Agreement with Graham Capital Management, L.P. from June 30, 2013 to June 30, 2014, dated June 1, 2013 (filed herewith).

10.10	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated February 25, 2010 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on May 17, 2010 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Waypoint Capital Management LLC from June 30, 2013 to June 30, 2014, dated June 1, 2013 (filed herewith).

10.11	Management Agreement among the Partnership, the General Partner and PGR Capital LLP, dated October 29, 2010 (filed as Exhibit 10.10 to the Form 8-K filed on November 4, 2010 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with PGR Capital LLP from June 30, 2013 to June 30, 2014, dated June 1, 2013 (filed herewith).

99.1	Financial Statements of CMF Aspect Master Fund L.P.

99.2	Financial Statements of CMF Graham Capital Master Fund L.P.

99.3	Financial Statements of Eckhardt Master Fund L.P.

99.4	Financial Statements of PGR Master Fund L.P.

99.5	Financial Statements of Waypoint Master Fund L.P.

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
Alper Daglioglu, President & Director
Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Alper Daglioglu	/s/ Craig Abruzzo	/s/ Patrick T. Egan
Alper Daglioglu	Craig Abruzzo	Patrick T. Egan
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2014	Date: March 28, 2014	Date: March 28, 2014

/s/ Alice Lonero	/s/ Colbert Narcisse
Alice Lonero	Colbert Narcisse
Chief Financial Officer	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2014
Date: March 28, 2014

/s/ Jeremy Beal	/s/ Harry Handler
Jeremy Beal	Harry Handler
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2014	Date: March 28, 2014

Supplemental Information to be furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.