Form 10-Q
period 2014-03-31
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2014-05-14
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes       No X

As of April 30, 2014, 24,858.9345, Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2014	December 31, 2013

Assets:
Investment in Funds, at fair value	$28,266,745	$32,101,338
Cash	117,733	91,034

Total assets	$28,384,478	$32,192,372

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$127,730	$144,866
Management fees	36,106	41,082
Other	110,345	83,534
Redemptions payable	963,011	177,665

Total liabilities	1,237,192	447,147

Partners’ Capital:
General Partner, 362.6499 unit equivalents outstanding at March 31, 2014 and December 31, 2013	378,048	413,762
Limited Partners, 25,679.0355 and 27,461.1845 Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively	26,769,238	31,331,463

Total partners’ capital	27,147,286	31,745,225

Total liabilities and partners’ capital	$28,384,478	$32,192,372

Net asset value per unit	$1,042.46	$1,140.94

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

March 31, 2014

(Unaudited)

	Fair Value	% of Partners’ Capital

Investment in Funds
CMF Aspect Master Fund L.P.	$8,112,758	29.88%
CMF Graham Capital Master Fund L.P.	6,768,776	24.93
CMF Eckhardt Master Fund L.P.	6,439,493	23.72
PGR Master Fund L.P.	6,945,718	25.59

Total investment in Funds, at fair value	$28,266,745	104.12%

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

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Investment income:
Interest income from investment in Funds	$1,846	$4,429

Expenses:
Ongoing selling agent fees	397,113	505,518
Clearing fees allocated from Funds	26,800	29,530
Management fees	112,695	149,214
Other	59,947	58,305

Total expenses	596,555	742,567

Net investment income (loss)	(594,709)	(738,138)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	(836,352)	1,833,951
Change in net unrealized gains (losses) on investment in Funds	(1,281,458)	(10,920)

Total trading results	(2,117,810)	1,823,031

Net income (loss)	(2,712,519)	1,084,893
Redemptions - Limited Partners	(1,885,420)	(1,510,106)

Net increase (decrease) in Partners’ Capital	(4,597,939)	(425,213)
Partners’ Capital, beginning of period	31,745,225	36,919,355

Partners’ Capital, end of period	$27,147,286	$36,494,142

Net asset value per unit (26,041.6854 and 30,608.8994 units outstanding at March 31, 2014 and 2013, respectively)	$1,042.46	$1,192.27

Net income (loss) per unit *	$(98.48)	$34.33

Weighted average units outstanding	27,402.1867	31,318.2887

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of March 31, 2014, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”) and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. References herein to “Advisors” may also include, as relevant, SandRidge Capital L.P. (“SandRidge”) and Waypoint Capital Management LLC (“Waypoint”). Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

During the three months ended March 31, 2014, the Partnership’s/Fund’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”). During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

During the second quarter of 2013, CMF Graham Capital Master Fund L.P. (“Graham Master”) and CMF Aspect Master Fund L.P. (“Aspect Master”) entered into a foreign exchange brokerage account agreement with MS&Co., a registered futures commission merchant. During the second quarter of 2013, Graham Master also entered into a futures brokerage account agreement with MS&Co. Graham Master and Aspect Master commenced foreign exchange trading through accounts at MS&Co. on or about May 1, 2013 and Graham Master commenced futures trading through an account at MS&Co. on or about June 17, 2013. During the third quarter of 2013, Aspect Master and PGR Master Fund L.P. entered into a futures brokerage account agreement with MS&Co. and commenced futures trading through accounts at MS&Co. on or about July 15, 2013 and August 5, 2013, respectively. Effective September 4, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. CMF Eckhardt Master Fund L.P. entered into a futures account agreement with MS&Co. and commenced trading through an account at MS&Co on or about October 4, 2013. The Partnership, through its investment in the Funds, will pay MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as a selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a selling agent fee equal to 0.45% (5.4% per year) of the Partnership’s month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sold redeemable units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.4% to an annual rate of 2.9%.

Also effective April 1, 2014, the management fee paid to Graham was reduced from 2.0% per year to 1.75% per year.

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported separately on the Statements of Income and Expenses and Changes in Partners’ Capital as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage fees, including clearing fees.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, or net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2014 and December 31, 2013 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2014 and 2013. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Net realized and unrealized gains (losses)*	$(92.25)	$40.82
Interest income	0.07	0.15
Expenses**	(6.30)	(6.64)

Increase (decrease) for period	(98.48)	34.33
Net asset value per unit, beginning of period	1,140.94	1,157.94

Net asset value per unit, end of period	$1,042.46	$1,192.27

*	Includes ongoing selling agent and clearing fees.
**	Excludes ongoing selling agent and clearing fees.

	Three Months Ended March 31,
	2014	2013
Ratios to average net assets:***
Net investment income (loss)	(8.2)%	(8.2)%
Incentive fees	—%	—%

Net Investment loss before incentive fees ****	(8.2)%	(8.2)%

Operating expenses	8.3%	8.2%
Incentive fees	—%	—%

Total expenses	8.3%	8.2%

Total return:
Total return before incentive fee	(8.6)%	3.0%
Incentive fees	—%	—%

Total return after incentive fee	(8.6)%	3.0%

***	Annualized (other than incentive fees).
****	In terest income less total expenses.

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

The customer agreements between the Partnership and CGM and each of the Funds and CGM gave, and the Customer agreement among the Partnership each of the Funds and MS&Co. gives, the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Funds are held for trading purposes.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the three months ended March 31, 2014 and the year ended December 31, 2013.

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$28,266,745	$—	$28,266,745	$—

Net fair value	$28,266,745	$—	$28,266,745	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$32,101,338	$—	$32,101,338	$—

Net fair value	$32,101,338	$—	$32,101,338	$—

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

5.	Investments in Funds:

On March 1, 2005, the assets allocated to Aspect for trading were invested in CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 43,434.9465 units of Aspect Master with cash equal to $40,490,895, and a contribution of open commodity futures and forward contracts with a fair value of $2,944,052. Aspect Master permits accounts managed by Aspect using its Diversified Program, a proprietary systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master permits accounts managed by Graham using the K4D - 15V program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

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

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,000.0000 units of Eckhardt Master with cash equal to $10,000,000. Eckhardt Master permits accounts managed by Eckhardt using its Standard Program-Higher Leveraged, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is the also general partner of Eckhardt Master. Individual and pooled accounts currently managed by Eckhardt, including the Partnership, are permitted to be limited partners of Eckhardt Master. The General Partner and Eckhardt believe that trading through this structure should promote efficiency and economy in the trading process.

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

On November 1, 2010, the assets allocated to PGR for trading were invested in PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGR Master with cash equal to $5,000,000. PGR Master permits accounts managed by PGR using its Mayfair Investment Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of PGR Master. Individual and pooled accounts currently managed by PGR, including the Partnership, are permitted to be limited partners of PGR Master. The General Partner and PGR believe that trading through this structure should promote efficiency and economy in the trading process.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2014.

Aspect Master’s, Graham Master’s, Eckhardt Master’s and PGR Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the three months ended March 31, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to “Funds” may also include, as relevant, reference to SandRidge Master and Waypoint Master.

        A limited partner of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. Such withdraws are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Funds and allocated to their limited partners including the Partnership. All other fees are charged at the Partnership level.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

As of March 31, 2014, the Partnership owned approximately 9.9% of Aspect Master, 13.6% of Graham Master, 55.6% of Eckhardt Master and 56.6% of PGR Master. As of December 31, 2013, the Partnership owned approximately 9.5% of Aspect Master, 12.9% of Graham Master, 41.2% of Eckhardt Master and 28.9% of PGR Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	March 31, 2014
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$82,332,268	$56,537	$82,275,731
Graham Master	49,920,841	268,711	49,652,130
Eckhardt Master	11,641,448	54,769	11,586,679
PGR Master	12,311,581	37,908	12,273,673

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$102,342,493	$31,944	$102,310,549
Graham Master	59,948,792	2,996,936	56,951,856
Eckhardt Master	17,660,024	4,548,609	13,111,415
PGR Master	25,764,457	15,005,082	10,759,375

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(80,498)	$(4,728,957)	$(4,809,455)
Graham Master	(75,682)	(5,807,290)	(5,882,972)
Eckhardt Master	(42,042)	6,518	(35,524)
PGR Master	(16,289)	(1,279,215)	(1,295,504)

	For the three months ended March 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(70,209)	$3,619,206	$3,548,997
Graham Master	(72,893)	7,535,558	7,462,665
SandRidge Master	(68,488)	129,650	61,162
Eckhardt Master	(42,912)	614,370	571,458
Waypoint Master	(33,502)	380,864	347,362
PGR Master	(32,771)	3,698,966	3,666,195

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	March 31, 2014		For the three months ended March 31, 2014
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	29.88%	$8,112,758	$(481,906)	$5,707	$2,563	$(490,176)	Commodity Portfolio	Monthly
Graham Master	24.93%	6,768,776	(789,760)	4,836	5,923	(800,519)	Commodity Portfolio	Monthly
Eckhardt Master	23.72%	6,439,493	4,915	11,497	12,323	(18,905)	Commodity Portfolio	Monthly
PGR Master	25.59%	6,945,718	(849,213)	4,760	12,325	(866,298)	Commodity Portfolio	Monthly

Total		$28,266,745	$(2,115,964)	$26,800	$33,134	$(2,175,898)

	December 31, 2013		For the three months ended March 31, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	30.53%	$9,693,267	$214,445	$4,276	$1,604	$208,565	Commodity Portfolio	Monthly
Graham Master	24.29%	7,709,471	674,620	5,348	1,836	667,436	Commodity Portfolio	Monthly
SandRidge Master	0.00%	—	2,336	256	1,052	1,028	Energy Portfolio	Monthly
Eckhardt Master	22.89%	7,266,616	266,105	10,937	7,944	247,224	Commodity Portfolio	Monthly
Waypoint Master	0.00%	—	118,645	4,778	6,121	107,746	Commodity Portfolio	Monthly
PGR Master	23.41%	7,431,984	551,309	3,935	2,726	544,648	Commodity Portfolio	Monthly

Total		$32,101,338	$1,827,460	$29,530	$21,283	$1,776,647

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 20.8% to 32.1% of the Funds’ contracts are traded over the counter.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods included in this report as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM/MS&Co. the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Partnership/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the three months ended March 31, 2014 and for the year ended December 31, 2013.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Investment Company Status. Effective January 1, 2014, the Partnership adopted, Accounting Standards Update (“ASU 2013-08”), “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental and typical characteristics of an investment company.

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on forward contracts, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2014, Partnership capital decreased 14.5% from $31,745,225 to $27,147,286. This decrease was attributable to the net loss of $2,712,519, coupled with the redemptions of 1,782.1490 Redeemable Units resulting in an outflow of $1,885,420. Future redemptions can impact the amount of funds available for investment in funds in subsequent months.

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

Results of Operations

During the first quarter of 2014, the Partnership’s net asset value per unit decreased 8.6% from $1,140.94 to $1,042.46 as compared to an increase of 3.0% in the first quarter of 2013. The Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the first quarter of 2014 of $2,117,810. Losses were primarily attributable to the Funds trading in energy, grains, U.S. interest rates, metals, softs and indices and were partially offset by gains in currencies, non-U.S. interest rates and livestock. The Partnership experienced a net trading gain through its investment in the Funds before fees and expenses in the first quarter of 2013 of $1,823,031. Gains were primarily attributable to the Funds trading in currencies, indices, non-U.S. interest rates, metals and softs and were partially offset by losses in energy, grains, livestock and U.S. interest rates.

The most significant losses were incurred within the metals sector primarily during February from short positions in gold futures as prices moved higher as investors sought the relative safety of precious metals in response to geopolitical turmoil in Europe. Additional losses were recorded in January from long positions in copper futures as prices moved lower amid concerns poor economic news in China would limit demand from the world’s largest consumer of industrial metals, thus pushing prices lower. Within the global stock index markets, losses were incurred primarily during January from long positions in U.S., European, and Asian equity index futures as prices declined during the month following the release of weak employment statistics in the U.S. and after reports indicated a slowdown in Chinese manufacturing growth. Smaller losses were incurred in this sector during March from long positions in European equity index futures as prices moved lower early in the month over concern Russia’s annexation of Crimea from the Ukraine would exacerbate geopolitical tensions in the region. Losses in the global interest rate sector were experienced during January from short futures positions in U.S. Treasury notes as prices advanced as investors reacted to the turmoil in emerging markets, moving to the relative safety of U.S. government bonds. Additional losses were recorded during March from long futures positions in U.S. Treasury notes as prices declined following comments from U.S. Federal Reserve Chair Janet Yellen which indicated the U.S. would possibly raise borrowing costs in the near future. Within the energy markets, losses were recorded during March from long futures positions in crude oil and its related products as prices dropped during the first half of the month following the release of U.S. government data which indicated crude oil stockpiles advanced. During January, losses in the energy complex were incurred from long positions in crude oil and its related products as prices dropped sharply during the first half of the month due to an increase in production from Libya. Additional energy losses were incurred later in the month from short positions as prices rebounded off their mid-month low. Within the agricultural markets, losses were experienced during February from short positions in wheat, coffee and sugar futures as prices advanced as unfavorable weather in South America threatened to curtail winter harvests in the region. The Partnership’s trading losses during the quarter were partially offset by trading gains achieved within the currency sector, primarily during February, from long positions in the British pound, Swiss franc, and euro versus the U.S. dollar as the relative value of these European currencies strengthened versus the U.S. currency following comments from newly appointed Fed Chair Janet Yellen which indicated the central bank may raise borrowing costs in the near future.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s allocable portion of a Fund’s brokerage account was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income from investment in the Funds for the three months ended March 31, 2014 decreased by $2,583, as compared to the corresponding period in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during three months ended March 31, 2014, as compared to the corresponding period in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM and/or MS&Co. had control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent/brokerage fees for the three months ended March 31, 2014 decreased by $108,405, as compared to the corresponding period in 2013. The decrease in selling agent/brokerage fees is primarily due to a decrease in average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2014 decreased by $2,730, as compared to the corresponding period in 2013. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net assets values. Management fees for the three months ended March 31, 2014 decreased by $36,519, as compared to the corresponding period in 2013. The decrease in management fees is due to a decrease in average net assets during the three months ended March 31, 2014, as compared to the corresponding periods in 2013.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees earned for the three months ended March 31, 2014 and 2013. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2014 and December 31, 2013, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages.

Advisor	March 31, 2014		December 31, 2013
Aspect Capital Limited	$7,099,889	26%	$9,634,695	31%
Graham Capital Management L.P.	$6,738,576	25%	$7,673,611	24%
Eckhardt Trading Company	$6,402,125	24%	$7,046,524	22%
PGR Capital LLP	$6,906,696	25%	$7,390,395	23%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the masters, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investments in the Funds, as of March 31, 2014 and December 31, 2013. As of March 31, 2014, the Partnership’s total capitalization was $27,147,286.

March 31, 2014

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,820,684	6.71%
Energy	350,224	1.29%
Grains	180,647	0.66%
Indices	1,091,201	4.02%
Interest Rates U.S.	147,876	0.54%
Interest Rates Non-U.S.	631,861	2.33%
Livestock	23,305	0.09%
Metals	450,908	1.66%
Softs	141,209	0.52%

Total	$4,837,915	17.82%

As of December 31, 2013, the Partnership’s total capitalization was $31,745,225. December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization

Currencies	$1,627,945	5.13%
Energy	352,306	1.11%
Grains	280,203	0.88%
Indices	1,121,268	3.53%
Interest Rates U.S.	215,374	0.68%
Interest Rates Non-U.S.	705,932	2.22%
Livestock	8,385	0.03%
Metals	532,047	1.68%
Softs	118,226	0.37%

Total	$4,961,686	15.63%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2014 and December 31, 2013, and the highest, lowest and average value during the three months ended March 31, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of March 31, 2014, Aspect Master’s total capitalization was $82,275,731. The Partnership owned approximately 9.9% of Aspect Master. As of March 31, 2014, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,910,007	8.40%	$8,988,688	$6,002,252	$7,591,331
Energy	1,087,405	1.32%	2,217,050	419,448	1,465,051
Grains	362,429	0.44%	1,084,329	362,429	660,626
Indices	2,879,823	3.50%	3,786,974	2,333,169	3,141,378
Interest Rates U.S.	93,537	0.11%	802,798	88,708	245,704
Interest Rates Non-U.S.	1,613,422	1.96%	3,729,772	1,510,450	2,350,732
Livestock	189,473	0.23%	217,350	72,563	179,550
Metals	1,116,928	1.36%	1,569,663	1,022,631	1,235,653
Softs	425,132	0.52%	478,791	299,484	401,134

Total	$14,678,156	17.84%

*	Average of month-end Values at Risk.

As of December 31, 2013, Aspect Master’s total capitalization was $102,310,549. The Partnership owned approximately 9.5% of Aspect Master. As of December 31, 2013, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies	$8,074,032	7.89%	$10,780,103	$67,390	$7,332,185
Energy	1,210,979	1.18%	2,869,850	458,957	1,477,925
Grains	1,084,329	1.06%	1,315,867	80,838	897,343
Indices	3,403,187	3.33%	4,335,369	1,159,866	3,389,186
Interest Rates U.S.	682,636	0.67%	805,234	118,357	431,818
Interest Rates Non-U.S.	3,296,581	3.22%	4,524,738	863,953	2,810,624
Livestock	75,938	0.07%	219,100	36,925	148,985
Metals	1,246,907	1.22%	3,199,261	734,739	2,161,501
Softs	478,791	0.47%	884,459	367,449	603,860

Total	$19,553,380	19.11%

*	Annual average of month-end Values at Risk.

As of March 31, 2014, Graham Master’s total capitalization was $49,652,130. The Partnership owned approximately 13.6% of Graham Master. As of March 31, 2014, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

March 31, 2014

	Value at Risk	% of Total Capitalization	Three Months Ended March 31, 2014
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,614,830	9.29%	$5,811,070	$3,004,489	$4,663,562
Energy	298,292	0.60%	1,178,507	266,739	566,092
Grains	291,868	0.59%	710,585	243,600	498,228
Indices	2,367,933	4.77%	3,599,947	2,133,473	2,956,299
Interest Rates U.S.	437,898	0.88%	656,096	375,684	522,428
Interest Rates Non-U.S.	1,412,222	2.84%	1,883,371	1,048,993	1,468,376
Metals	1,105,807	2.23%	2,154,978	667,136	1,304,546
Softs	169,101	0.34%	584,007	169,101	324,150

Total	$10,697,951	21.54%

*	Average of month-end Values at Risk.

As of December 31, 2013, Graham Master’s total capitalization was $56,951,856. The Partnership owned approximately 12.9% of Graham Master. As of December 31, 2013, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,451,393	9.57%	$6,263,455	$2,692,964	$3,780,586
Energy	918,449	1.61%	1,447,490	398,490	924,600
Grains	707,595	1.24%	746,819	350,474	585,416
Indices	3,480,698	6.11%	5,882,185	1,786,311	4,253,445
Interest Rates U.S.	579,675	1.02%	947,075	219,252	551,160
Interest Rates Non-U.S.	1,218,251	2.14%	2,659,126	449,052	1,491,188
Metals	2,082,858	3.66%	2,293,849	545,530	1,461,478
Softs	284,243	0.50%	511,259	231,428	390,411

Total	$14,723,162	25.85%

*	Annual average of month-end Values at Risk.

As of March 31, 2014, Eckhardt Master’s total capitalization was $11,586,679. The Partnership owned approximately 55.6% of Eckhardt Master. As of March 31, 2014, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

March 31, 2014

	Value at Risk	% of Total Capitalization	Three months ended March 31, 2014
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$651,289	5.62%	$669,026	$126,173	$439,136
Energy	252,120	2.18%	413,270	71,192	231,660
Grains	114,075	0.98%	144,002	59,616	105,418
Indices	161,391	1.39%	340,195	97,628	171,057
Interest Rates U.S.	107,363	0.93%	338,498	43,923	231,381
Interest Rates Non-U.S.	218,554	1.89%	459,860	167,045	291,928
Metals	158,875	1.37%	214,491	119,004	158,067
Softs	22,652	0.19%	59,668	11,819	31,119

Total	$1,686,319	14.55%

*	Average of month-end Values at Risk.

As of December 31, 2013, Eckhardt Master’s total capitalization was $13,111,415. The Partnership owned approximately 41.2% of Eckhardt Master. As of December 31, 2013, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$206,353	1.56%	$945,143	$169,533	$409,579
Energy	208,175	1.59%	353,000	7,260	170,684
Grains	96,435	0.74%	200,679	38,539	110,010
Indices	285,778	2.18%	755,546	242,799	526,016
Interest Rates U.S.	99,686	0.76%	597,942	11,717	196,733
Interest Rates Non -U.S.	374,990	2.86%	586,137	116,551	351,504
Metals	168,816	1.29%	213,999	1,665	55,945
Softs	24,642	0.19%	88,897	6,000	41,824

Total	$1,464,875	11.17%

*	Annual average of month-end Value at Risk

As of March 31, 2014, PGR Master’s total capitalization was $12,273,673. The Partnership owned approximately 56.6% of PGR Master. As of March 31, 2014, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$259,469	2.11%	$287,459	$165,113	$230,742
Energy	109,231	0.89%	199,332	42,736	121,889
Grains	73,581	0.60%	184,626	73,581	123,102
Indices	696,690	5.68%	970,315	651,963	772,989
Interest Rates U.S.	34,219	0.28%	126,402	34,188	44,254
Interest Rates Non -U.S.	280,130	2.28%	292,991	177,160	238,208
Livestock	8,033	0.07%	14,918	4,050	10,013
Metals	179,520	1.46%	268,813	123,475	178,548
Softs	112,241	0.91%	127,080	76,599	101,845

Total	$1,753,114	14.28%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The

complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On March 25, 2014, the court denied defendants’ petition seeking permission to appeal the court’s decision granting class certification. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

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

or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $115 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation. On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of $25 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units) Purchased*	(b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 — January 31, 2014	406.5810	$ 1,062.02	N/A	N/A
February 1, 2014 — February 28, 2014	451.7810	$ 1,085.95	N/A	N/A
March 1, 2014 — March 31, 2014	923.7870	$ 1,042.46	N/A	N/A
	1,782.1490	$ 1,057.95

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information—None.

Item 6.	Exhibits

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

(d) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated August 27, 2008 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 2, 2008 and incorporated herein by reference).

(e) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(f) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(g) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

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

10.4(a) Alternative Investments Selling Agent Agreement between the Partnership the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q and filed on November 14, 2013 and incorporated herein by reference).

(b) Letter from the General Partner amending Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed herewith).

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

(a) Letter from the General Partner extending Management with Aspect Capital Limited for 2013, dated June 1, 2013 (filed as Exhibit 10.6(a) to the Annual Report on Form 10-K filed on March 27, 2014 and incorporated herein by reference).

10.7 Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company, dated March 31, 2008 (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2008 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Eckhardt Trading Company for 2013, dated June 1, 2013 (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K filed on March 27, 2014 and incorporated herein by reference).

10.8 Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC, dated February 25, 2010 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on May 17, 2010 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Waypoint Capital Management LLC for 2013, dated June 1, 2013 (filed as Exhibit 10.10(a) to the Form 10-K filed on March 27, 2014 and incorporated herein by reference).

10.9 Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P., dated March 1, 2001 (filed as Exhibit 10 to the Annual Report on Form 10-K filed on March 27, 2002 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Graham Capital Management, L.P. for 2013, dated June 1, 2013 (filed as Exhibit 10.9(a) to the Annual Report on Form 10-K filed on March 27, 2014 and incorporated herein by reference).

(b) Amendment No. 1 to the Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P. effective April 1, 2014 (filed herewith).

10.10 Amended and Restated Management Agreement among the Partnership, the General Partner and PGR Capital LLP, (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 15, 2011 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with PGR Capital LLP for 2013, dated June 1, 2013 (filed as Exhibit 10.11(a) to the Annual Report on Form 10-K filed on March 27, 2014 and incorporated herein by reference).

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

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date:	May 14, 2014

By:	/s/ Alice Lonero
Alice Lonero
Chief Financial Officer
(Principal Accounting Officer)

Date:	May 14, 2014