Form 10-Q
period 2014-06-30
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2014-08-13
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes       No X

As of July 31, 2014, 23,759.9815 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2014	December 31, 2013

Assets:
Investment in Funds, at fair value	$27,654,122	$32,101,338
Cash	69,147	91,034

Total assets	$27,723,269	$32,192,372

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$66,999	$144,866
Management fees	34,080	41,082
Other	66,908	83,534
Redemptions payable	386,358	177,665

Total liabilities	554,345	447,147

Partners’ Capital:
General Partner, 362.6499 unit equivalents outstanding at June 30, 2014 and December 31, 2013	400,880	413,762
Limited Partners, 24,215.2325 and 27,461.1845 Redeemable Units outstanding at June 30, 2014 and December 31, 2013, respectively	26,768,044	31,331,463

Total partners’ capital	27,168,924	31,745,225

Total liabilities and partners’ capital	$27,723,269	$32,192,372

Net asset value per unit	$1,105.42	$1,140.94

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

June 30, 2014

(Unaudited)

	Fair Value	% of Partners’ Capital

Investment in Funds
CMF Aspect Master Fund L.P.	$7,021,636	25.85%
CMF Graham Capital Master Fund L.P.	7,252,061	26.69
CMF Eckhardt Master Fund L.P.	6,136,531	22.59
PGR Master Fund L.P.	7,243,894	26.66

Total investment in Funds, at fair value	$27,654,122	101.79%

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

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment income:
Interest income from investment in Funds	$900	$1,718	$2,746	$6,147

Expenses:
Ongoing selling agent fees	200,400	486,033	597,513	991,551
Clearing fees allocated from Funds	21,744	32,612	48,544	62,142
Management fees	101,952	144,499	214,647	293,713
Other	70,421	72,656	130,368	130,961

Total expenses	394,517	735,800	991,072	1,478,367

Net investment income (loss)	(393,617)	(734,082)	(988,326)	(1,472,220)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	1,353,173	(1,127,667)	516,821	706,284
Change in net unrealized gains (losses) on investment in Funds	631,868	(197,114)	(649,590)	(208,034)

Total trading results	1,985,041	(1,324,781)	(132,769)	498,250

Net income (loss)	1,591,424	(2,058,863)	(1,121,095)	(973,970)
Redemptions - Limited Partners	(1,569,786)	(1,225,521)	(3,455,206)	(2,735,627)

Net increase (decrease) in Partners’ Capital	21,638	(3,284,384)	(4,576,301)	(3,709,597)
Partners’ Capital, beginning of period	27,147,286	36,494,142	31,745,225	36,919,355

Partners’ Capital, end of period	$27,168,924	$33,209,758	$27,168,924	$33,209,758

Net asset value per unit (24,577.8824 and 29,535.7784 units outstanding at June 30, 2014 and 2013, respectively)	$1,105.42	$1,124.39	$1,105.42	$1,124.39

Net income (loss) per unit *	$62.96	$(67.88)	$(35.52)	$(33.55)

Weighted average units outstanding	25,396.8881	34,470.0117	26,399.5374	30,894.1502

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

As of June 30, 2014, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”) and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. References herein to “Advisors” may also include, as relevant, SandRidge Capital L.P. (“SandRidge”) and Waypoint Capital Management LLC (“Waypoint”). Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

During the six months ended June 30, 2014, the Partnership’s/Fund’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

During the second quarter of 2013, CMF Graham Capital Master Fund L.P. (“Graham Master”) and CMF Aspect Master Fund L.P. (“Aspect Master”) entered into a foreign exchange brokerage account agreement with MS&Co. During the second quarter of 2013, Graham Master also entered into a futures brokerage account agreement with MS&Co. Graham Master and Aspect Master commenced foreign exchange trading through accounts at MS&Co. on or about May 1, 2013 and Graham Master commenced futures trading through an account at MS&Co. on or about June 17, 2013. During the third quarter of 2013, Aspect Master and PGR Master Fund L.P. entered into a futures brokerage account agreement with MS&Co. and commenced futures trading through accounts at MS&Co. on or about July 15, 2013 and August 5, 2013, respectively. Effective September 4, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. CMF Eckhardt Master Fund L.P. entered into a futures account agreement with MS&Co. and commenced trading through an account at MS&Co on or about October 4, 2013. The Partnership, through its investment in the Funds, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

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

Effective July 1, 2014, the management fee paid to Eckhardt was reduced from 2.0% per year to 1.0% per year.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses)*	$69.73	$(60.81)	$(22.52)	$(19.99)
Interest income	0.04	0.06	0.11	0.21
Expenses**	(6.81)	(7.13)	(13.11)	(13.77)

Increase (decrease) for period	62.96	(67.88)	(35.52)	(33.55)
Net asset value per unit, beginning of period	1,042.46	1,192.27	1,140.94	1,157.94

Net asset value per unit, end of period	$1,105.42	$1,124.39	$1,105.42	$1,124.39

*	Includes ongoing selling agent and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the three months ended June 30, 2014 and 2013, and for the six months ended June 30, 2014 and 2013, were $78.48, $(43.79), $1.70, and $14.12, respectively.
**	Excludes ongoing selling agent and clearing fees. Total expenses including ongoing selling agent fees and clearing fees for the three months ended June 30, 2014 and 2013, and for the six months ended June 30, 2014 and 2013, were $(15.56), $(24.15), (37.33), and $(47.88), respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Ratios to average net assets:***
Net investment income (loss)	(5.8)%	(8.3)%	(7.0)%	(8.2)%
Incentive fees	—%	—%	—%	—%

Net Investment loss before incentive fees ****	(5.8)%	(8.3)%	(7.0)%	(8.2)%

Operating expenses	5.9%	8.3%	7.1%	8.3%
Incentive fees	—%	—%	—%	—%

Total expenses	5.9%	8.3%	7.1%	8.3%

Total return:
Total return before incentive fee	6.0%	(5.7)%	(3.1)%	(2.9)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fee	6.0%	(5.7)%	(3.1)%	(2.9)%

***	Annualized (other than incentive fees).
****	In terest income less total expenses.

The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership’s investments are in other funds. The results of the Partnership’s trading activity resulting from its investments in the funds are shown in the Statements of Income and Expenses and Changes in Partners Capital.

The customer agreements between the Partnership and CGM and each of the Funds and CGM gave, and the customer agreement among the Partnership, each of the Funds and MS&Co. gives, the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Funds are held for trading purposes.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s ownership of the Funds.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the six months ended June 30, 2014 and the year ended December 31, 2013.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$27,654,122	$—	$27,654,122	$—

Net fair value	$27,654,122	$—	$27,654,122	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$32,101,338	$—	$32,101,338	$—

Net fair value	$32,101,338	$—	$32,101,338	$—

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2014.

Aspect Master’s, Graham Master’s, Eckhardt Master’s and PGR Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the six months ended June 30, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to “Funds” may also include, as relevant, reference to SandRidge Master and Waypoint Master.

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

Management and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Funds and allocated to their limited partners, including the Partnership. All other fees are charged at the Partnership level.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

As of June 30, 2014, the Partnership owned approximately 10.9% of Aspect Master, 13.8% of Graham Master, 56.3% of Eckhardt Master and 55.5% of PGR Master. As of December 31, 2013, the Partnership owned approximately 9.5% of Aspect Master, 12.9% of Graham Master, 41.2% of Eckhardt Master and 28.9% of PGR Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	June 30, 2014
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$64,593,404	$5,313	$64,588,091
Graham Master	52,654,694	23,354	52,631,340
Eckhardt Master	10,929,182	22,687	10,906,495
PGR Master	13,075,471	12,722	13,062,749

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$102,342,493	$31,944	$102,310,549
Graham Master	59,948,792	2,996,936	56,951,856
Eckhardt Master	17,660,024	4,548,609	13,111,415
PGR Master	25,764,457	15,005,082	10,759,375

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(53,633)	$4,147,774	$4,094,141
Graham Master	(39,026)	4,311,690	4,272,664
Eckhardt Master	(38,699)	447,898	409,199
PGR Master	(20,415)	1,296,186	1,275,771

	For the six months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(134,131)	$(581,183)	$(715,314)
Graham Master	(114,708)	(1,495,600)	(1,610,308)
Eckhardt Master	(80,741)	454,416	373,675
PGR Master	(36,704)	16,971	(19,733)

	For the three months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(90,150)	$(2,410,204)	$(2,500,354)
Graham Master	(67,902)	(3,765,050)	(3,832,952)
Eckhardt Master	(49,056)	(1,990,468)	(2,039,524)
Waypoint Master	(32,298)	(533,681)	(565,979)
PGR Master	(54,085)	2,151,266	2,097,181

	For the six months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(160,359)	$1,209,002	$1,048,643
Graham Master	(140,795)	3,770,508	3,629,713
SandRidge Master	(68,488)	129,650	61,162
Eckhardt Master	(91,968)	(1,376,098)	(1,468,066)
Waypoint Master	(65,800)	(152,817)	(218,617)
PGR Master	(86,856)	5,850,232	5,763,376

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	June 30, 2014		For the three months ended June 30, 2014
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	25.85%	$7,021,636	$413,782	$3,439	$2,210	$408,133	Commodity Portfolio	Monthly
Graham Master	26.69%	7,252,061	591,702	4,119	1,484	586,099	Commodity Portfolio	Monthly
Eckhardt Master	22.59%	6,136,531	251,331	9,341	12,552	229,438	Commodity Portfolio	Monthly
PGR Master	26.66%	7,243,894	729,126	4,845	15,987	708,294	Commodity Portfolio	Monthly

Total		$27,654,122	$1,985,941	$21,744	$32,233	$1,931,964

	June 30, 2014		For the six months ended June 30, 2014
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	25.85%	$7,021,636	$(68,123)	$9,146	$4,773	$(82,042)	Commodity Portfolio	Monthly
Graham Master	26.69%	7,252,061	(198,059)	8,955	7,407	(214,421)	Commodity Portfolio	Monthly
Eckhardt Master	22.59%	6,136,531	256,246	20,838	24,875	210,533	Commodity Portfolio	Monthly
PGR Master	26.66%	7,243,894	(120,087)	9,605	28,312	(158,004)	Commodity Portfolio	Monthly

Total		$27,654,122	$(130,023)	$48,544	$65,367	$(243,934)

	December 31, 2013		For the three months ended June 30, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	30.53%	$9,693,267	$(181,210)	$5,490	$1,482	$(188,182)	Commodity Portfolio	Monthly
Graham Master	24.29%	7,709,471	(446,213)	5,957	1,716	(453,886)	Commodity Portfolio	Monthly
Eckhardt Master	22.89%	7,266,616	(826,557)	12,510	8,264	(847,331)	Commodity Portfolio	Monthly
Waypoint Master	0.00%	—	(161,849)	3,856	6,201	(171,906)	Commodity Portfolio	Monthly
PGR Master	23.41%	7,431,984	292,766	4,799	8,530	279,437	Commodity Portfolio	Monthly

Total		$32,101,338	$(1,323,063)	$32,612	$26,193	$(1,381,868)

	December 31, 2013		For the six months ended June 30, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	30.53%	$9,693,267	$33,235	$9,766	$3,086	$20,383	Commodity Portfolio	Monthly
Graham Master	24.29%	7,709,471	228,407	11,305	3,552	213,550	Commodity Portfolio	Monthly
SandRidge Master	0.00%	—	2,336	256	1,052	1,028	Energy Portfolio	Monthly
Eckhardt Master	22.89%	7,266,616	(560,452)	23,447	16,208	(600,107)	Commodity Portfolio	Monthly
Waypoint Master	0.00%	—	(43,204)	8,634	12,322	(64,160)	Commodity Portfolio	Monthly
PGR Master	23.41%	7,431,984	844,075	8,734	11,256	824,085	Commodity Portfolio	Monthly

Total		$32,101,338	$504,397	$62,142	$47,476	$394,779

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 20.2% to 28.3% of the Funds’ contracts are traded over the counter.

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

June 30, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the six months ended June 30, 2014 and for the year ended December 31, 2013.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

June 30, 2014

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than that referenced in Note 1 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on forward contracts, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2014, Partnership capital decreased 14.4% from $31,745,225 to $27,168,924. This decrease was attributable to the net loss of $1,121,095, coupled with the redemptions of 3,245.9520 Redeemable Units resulting in an outflow of $3,455,206. Future redemptions can impact the amount of funds available for investment in funds in subsequent months.

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

Results of Operations

During the second quarter of 2014, the Partnership’s net asset value per unit increased 6.0% from $1,042.46 to $1,105.42 as compared to a decrease of 5.7% in the second quarter of 2013. The Partnership experienced a net trading gain through its investment in the Funds before fees and expenses in the second quarter of 2014 of $1,985,041. Gains were primarily attributable to the Funds trading in energy, grains, U.S. and non-U.S. interest rates, livestock, and indices and were partially offset by losses in currencies, metals and softs. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and related fees in the second quarter of 2013 of $1,324,781. Losses were primarily attributable to the Funds trading in currencies, energy, softs and U.S. and non-U.S. interest rates and were partially offset by gains in grains, indices and metals.

The most significant gains were achieved within the global interest rates sector during May from long positions in European fixed income futures as prices moved higher after the European Central Bank indicated it would increase stimulus measures. Additional gains in this sector during May were recorded from long positions in U.S. Treasury bond and Treasury note futures as prices increased amid easing investor concern the U.S. Federal Reserve would raise borrowing costs. Within the global stock index sector, gains were recorded during May from long positions in U.S. and European equity index futures as prices advanced amid speculation stronger than expected retail sales and manufacturing job growth figures during April predicted a rebound in the U.S. economy. Additional gains were experienced during June from long positions in U.S. equity index futures as prices advanced as indicators of higher manufacturing output signaled renewed economic strength in the U.S. Gains within the energy sector were recorded during June from long positions in crude oil and its related contracts as prices rallied on speculation tensions in Iraq and Libya would curtail oil exports from the Middle East. Within the agricultural markets, gains were achieved during April from long positions in the soybean complex as soybean prices reached a ten-month high after a report showed record demand from U.S. mills, boosting concern that supplies would be reduced. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals markets during June from short positions in silver futures as prices rose after geopolitical unrest in the Ukraine and the Middle East increased investor demand for the relative safety of precious metals.

During the Partnership’s six months ended June 30, 2014, the net asset value per unit decreased 3.1% from $1,140.94 to $1,105.42 as compared to a decrease of 2.9% in the same period of 2013. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and expenses in the six months ended June 30, 2014 of $132,769. Losses were primarily attributable to the Funds trading in energy, U.S. interest rates, metals, and softs and were partially offset by gains in indices, currencies, grains, non-U.S. interest rates and livestock. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and expenses in the six months ended June 30, 2013 of $498,250. Gains were primarily attributable to the Funds trading in grains, indices, metals and softs and were partially offset by losses in currencies, energy, livestock and U.S. and non-U.S. interest rates.

The most significant losses were incurred within the metals markets during June from short positions in silver futures as prices advanced as increased geopolitical unrest in the Ukraine and the Middle East spurred investor demand for the relative safety of precious metals. During January, losses were recorded from long positions in copper futures as prices moved lower amid concerns poor economic news in China would limit demand from the world’s largest consumer of industrial metals. Within the agricultural sector, losses were incurred during February from short positions in coffee and sugar futures as prices moved higher as unfavorable weather in South America threaten to curtail winter harvests in the region. Additional losses in the agricultural sector were recorded during March due to short futures positions in wheat amid speculation that drought conditions in Brazil and dry, freezing weather in the U.S. would curtail spring plantings. Within the currency markets, losses were experienced during May from long positions in the euro versus the U.S. dollar as the value of the euro declined as German unemployment unexpectedly increased and euro-area lending contracted. Within the energy complex, losses were incurred during March from long positions in crude oil and its related products as prices declined in the first half of the month on speculation that U.S. inventories climbed higher. The Partnership’s losses for the first six months of the year were offset by trading gains achieved within the global interest rate markets, primarily during May, from long positions in European fixed income futures as prices moved higher after the European Central Bank indicated it would increase stimulus measures. Additional gains during May were recorded from long positions in U.S. Treasury bond and Treasury note futures as prices increased amid easing investor concern the U.S. Federal Reserve would raise borrowing costs. Within the global stock index sector, gains were recorded during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. and European consumer confidence and speculation the Federal Reserve would continue to support the U.S. economy. During May, gains were achieved from long positions in U.S. equity index futures as prices advanced amid speculation stronger than expected retail sales and manufacturing job growth figures during April predicted a rebound in the U.S. economy.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s brokerage account) during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate, as applicable. Interest income from investment in the Funds for the three and six months ended June 30, 2014 decreased by $818 and $3,401, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during three and six months ended June 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM and/or MS&Co had control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2014 decreased by $285,633 and $394,038, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent fees is primarily due to a decrease in average net assets during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013, as well as reductions in ongoing selling agent fees from an annual rate of 5.4% to an annual rate of 2.9% effective April 1, 2014 as discussed in Note 1.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the periods. Clearing fees for the three and six months ended June 30, 2014 decreased by $10,868 and $13,598, respectively, as compared to the corresponding periods in 2013. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net assets values. Management fees for the three and six months ended June 30, 2014 decreased by $42,547 and $79,066, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is primarily due to lower average net assets during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013, as well as a reduction in management fee rates as discussed in Note 1.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees earned for the three and six months ended June 30, 2014 and 2013. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2014 and March 31, 2014, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages.

Advisor	June 30, 2014		March 31, 2014
Aspect Capital Limited	$6,990,940	26%	$7,099,889	26%
Graham Capital Management L.P.	$6,848,193	25%	$6,738,576	25%
Eckhardt Trading Company	$6,112,380	22%	$6,402,125	24%
PGR Capital LLP	$7,217,411	27%	$6,906,696	25%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investments in the Funds, as of June 30, 2014 and December 31, 2013. As of June 30, 2014, the Partnership’s total capitalization was $27,168,924.

June 30, 2014

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,450,485	5.34%
Energy	536,692	1.98%
Grains	167,625	0.62%
Indices	1,431,501	5.27%
Interest Rates U.S.	280,604	1.03%
Interest Rates Non-U.S.	752,836	2.77%
Livestock	15,128	0.06%
Metals	422,382	1.55%
Softs	144,064	0.53%

Total	$5,201,317	19.15%

As of December 31, 2013, the Partnership’s total capitalization was $31,745,225. December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization

Currencies	$1,627,945	5.13%
Energy	352,306	1.11%
Grains	280,203	0.88%
Indices	1,121,268	3.53%
Interest Rates U.S.	215,374	0.68%
Interest Rates Non-U.S.	705,932	2.22%
Livestock	8,385	0.03%
Metals	532,047	1.68%
Softs	118,226	0.37%

Total	$4,961,686	15.63%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2014 and December 31, 2013, and the highest, lowest and average value during the three months ended June 30, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of June 30, 2014, Aspect Master’s total capitalization was $64,588,091. The Partnership owned approximately 10.9% of Aspect Master. As of June 30, 2014, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,487,995	6.94%	$7,046,577	$4,216,734	$5,145,270
Energy	669,185	1.04%	1,158,421	399,915	766,234
Grains	411,780	0.64%	419,972	259,053	356,807
Indices	1,820,632	2.82%	2,695,539	1,796,709	2,073,227
Interest Rates U.S.	330,545	0.51%	535,337	81,696	335,330
Interest Rates Non-U.S.	1,826,259	2.83%	1,976,286	1,345,554	1,774,947
Livestock	91,740	0.14%	178,673	89,650	119,488
Metals	621,582	0.96%	1,189,700	534,577	749,828
Softs	212,647	0.33%	391,696	169,885	249,606

Total	$10,472,365	16.21%

*	Average of month-end Values at Risk.

As of December 31, 2013, Aspect Master’s total capitalization was $102,310,549. The Partnership owned approximately 9.5% of Aspect Master. As of December 31, 2013, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
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

As of June 30, 2014, Graham Master’s total capitalization was $52,631,340. The Partnership owned approximately 13.8% of Graham Master. As of June 30, 2014, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

June 30, 2014

	Value at Risk	% of Total Capitalization	Three Months Ended June 30, 2014
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,192,725	7.97%	$6,396,381	$4,192,725	$5,146,840
Energy	1,072,954	2.04%	1,106,141	161,238	736,723
Grains	367,732	0.70%	594,374	268,571	452,518
Indices	4,267,882	8.11%	4,267,882	2,232,582	3,530,307
Interest Rates U.S.	641,949	1.22%	817,740	401,116	670,342
Interest Rates Non-U.S.	1,542,388	2.93%	1,742,463	1,317,501	1,569,516
Metals	914,573	1.74%	1,483,092	716,778	967,823
Softs	265,707	0.50%	310,127	153,249	248,176

Total	$13,265,910	25.21%

*	Average of month-end Values at Risk.

As of December 31, 2013, Graham Master’s total capitalization was $56,951,856. The Partnership owned approximately 12.9% of Graham Master. As of December 31, 2013, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
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

As of June 30, 2014, Eckhardt Master’s total capitalization was $10,906,495. The Partnership owned approximately 56.3% of Eckhardt Master. As of June 30, 2014, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

June 30, 2014

	Value at Risk	% of Total Capitalization	Three Months Ended June 30, 2014
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$443,908	4.07%	$717,364	$290,342	$480,515
Energy	297,605	2.73%	390,610	156,802	243,651
Indices	354,516	3.25%	373,050	161,695	280,892
Interest Rates U.S.	153,362	1.40%	297,325	74,605	216,037
Interest Rates Non -U.S.	279,931	2.57%	386,144	186,526	311,805
Metals	202,723	1.86%	202,723	98,632	157,963
Softs	6,380	0.06%	35,444	6,350	16,765

Total	$1,738,425	15.94%

*	Average of month-end Values at Risk.

As of December 31, 2013, Eckhardt Master’s total capitalization was $13,111,415. The Partnership owned approximately 41.2% of Eckhardt Master. As of December 31, 2013, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
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

As of June 30, 2014, PGR Master’s total capitalization was $13,062,749. The Partnership owned approximately 55.5% of PGR Master. As of June 30, 2014, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$239,239	1.83%	$268,747	$225,803	$233,665
Energy	266,904	2.04%	281,160	84,642	239,254
Grains	129,718	0.99%	129,718	49,024	90,888
Interest Rates U.S.	125,483	0.96%	130,862	31,981	99,701
Interest Rates Non -U.S.	330,312	2.54%	340,465	257,183	316,665
Livestock	9,240	0.07%	9,248	7,535	8,324
Metals	205,920	1.58%	259,380	167,970	208,560
Softs	145,272	1.11%	158,478	96,656	136,169
Indices	800,887	6.13%	874,796	616,452	772,130

Total	$2,252,975	17.25%

*	Average of month-end Values at Risk.

As of December 31, 2013, PGR Master’s total capitalization was $10,759,375. The Partnership owned approximately 28.9% of PGR Master. As of December 31, 2013, PGR Master’s value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against MS&Co. with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”), styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime residential mortgage-backed security transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units) Purchased*	(b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 — April 30, 2014	820.1010	$ 1,053.24	N/A	N/A
May 1, 2014 — May 31, 2014	294.1900	$ 1,086.59	N/A	N/A
June 1, 2014 — June 30, 2014	349.5120	$ 1,105.42	N/A	N/A
	1,463.8030	$ 1,072.40

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

Effective October 1, 2014, the monthly ongoing selling agent fee will be reduced from an annual rate of 2.90% to an annual rate of 2.00%. As of the same date, the Partnership will begin paying an administrative fee to the General Partner at an annual rate of 0.9%. The October 1, 2014 fee changes will offset each other and, accordingly, there will be no change to the aggregate fees incurred by the Partnership.

Item 6.	Exhibits

3.1 Limited Partnership Agreement (filed as Exhibit 3.1(a) to the Registration Statement on Form 424(b)(3) S-1 filed on February 16, 2000 and incorporated herein by reference).

(a) Amendment No. 1 to the Limited Partnership Agreement dated as of August 8, 2014 and effective October 1, 2014 (filed herewith).

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

10.4(a) Alternative Investments Selling Agent Agreement between the Partnership the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b) Letter from the General Partner amending Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.4(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(c) Letter from the General Partner amending Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management dated as of August 8, 2014 and effective October 1, 2014 (filed herewith).

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

(b) Amendment No. 1 to the Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company dated July 1, 2014 (filed herewith).

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

(b) Amendment No. 1 to the Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P. effective April 1, 2014 (filed as Exhibit 10.9(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

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

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date:	August 13, 2014

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date:	August 13, 2014