Form 10-Q
period 2014-09-30
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2014-11-13
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes       No X

As of October 31, 2014, 22,438.0675 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2014	December 31, 2013

Assets:
Investment in Funds, at fair value	$26,731,350	$32,101,338
Cash	91,173	91,034

Total assets	$26,822,523	$32,192,372

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$64,821	$144,866
Management fees	28,090	41,082
Other	88,937	83,534
Redemptions payable to General Partner	126,417	—
Redemptions payable to Limited Partners	388,690	177,665

Total liabilities	696,955	447,147

Partners’ Capital:
General Partner, 251.2299 and 362.6499 unit equivalents outstanding at September 30, 2014 and December 31, 2013, respectively	285,045	413,762
Limited Partners, 22,774.9885 and 27,461.1845 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively	25,840,523	31,331,463

Total partners’ capital	26,125,568	31,745,225

Total liabilities and partners’ capital	$26,822,523	$32,192,372

Net asset value per unit	$1,134.60	$1,140.94

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

September 30, 2014

(Unaudited)

	Fair Value	% of Partners’ Capital

Investment in Funds
CMF Aspect Master Fund L.P.	$6,159,570	23.58%
CMF Graham Capital Master Fund L.P.	7,346,396	28.12
CMF Eckhardt Master Fund L.P.	6,204,411	23.75
PGR Master Fund L.P.	7,020,973	26.87

Total investment in Funds, at fair value	$26,731,350	102.32%

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

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income:
Interest income from investment in Funds	$682	$1,206	$3,428	$7,353

Expenses:
Ongoing selling agent fees	194,457	434,761	791,970	1,426,312
Clearing fees allocated from Funds	24,649	22,241	73,193	84,383
Management fees	83,815	128,631	298,462	422,344
Other	86,927	49,444	217,295	180,405

Total expenses	389,848	635,077	1,380,920	2,113,444

Net investment income (loss)	(389,166)	(633,871)	(1,377,492)	(2,106,091)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	578,156	91,227	1,094,977	797,511
Change in net unrealized gains (losses) on investment in Funds	489,000	(722,763)	(160,590)	(930,797)

Total trading results	1,067,156	(631,536)	934,387	(133,286)

Net income (loss)	677,990	(1,265,407)	(443,105)	(2,239,377)
Redemptions - General Partner	(126,417)	—	(126,417)	—
Redemptions - Limited Partners	(1,594,929)	(978,238)	(5,050,135)	(3,713,865)

Net increase (decrease) in Partners’ Capital	(1,043,356)	(2,243,645)	(5,619,657)	(5,953,242)
Partners’ Capital, beginning of period	27,168,924	33,209,758	31,745,225	36,919,355

Partners’ Capital, end of period	$26,125,568	$30,966,113	$26,125,568	$30,966,113

Net asset value per unit (23,026.2184 and 28,636.0044 units outstanding at September 30, 2014 and 2013, respectively)	$1,134.60	$1,081.37	$1,134.60	$1,081.37

Net income (loss) per unit *	$29.18	$(43.02)	$(6.34)	$(76.57)

Weighted average units outstanding	24,060.2437	29,254.4014	25,619.7728	30,347.5673

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

As of September 30, 2014, all trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”), Eckhardt Trading Company (“Eckhardt”) and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. References herein to “Advisors” may also include, as relevant, SandRidge Capital L.P. (“SandRidge”) and Waypoint Capital Management LLC (“Waypoint”). Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

During the nine months ended September 30, 2014, the Partnership’s/Fund’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

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

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as a selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a selling agent fee equal to 0.45% (5.4% per year) of the Partnership’s month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sold Redeemable Units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.4% to an annual rate of 2.9%.

Also effective April 1, 2014, the management fee paid to Graham was reduced from 2.0% per year to 1.75% per year.

Effective July 1, 2014, the management fee paid to Eckhardt was reduced from 2.0% per year to 1.0% per year.

Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 2.90% to an annual rate of 2.00%. As of the same date, the Partnership began paying an administrative fee to the General Partner at an annual rate of 0.9%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses)*	$36.26	$(36.97)	$13.74	$(56.96)
Interest income	0.02	0.04	0.13	0.25
Expenses**	(7.10)	(6.09)	(20.21)	(19.86)

Increase (decrease) for period	29.18	(43.02)	(6.34)	(76.57)
Net asset value per unit, beginning of period	1,105.42	1,124.39	1,140.94	1,157.94

Net asset value per unit, end of period	$1,134.60	$1,081.37	$1,134.60	$1,081.37

*	Includes ongoing selling agent and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the three months ended September 30, 2014 and 2013, and for the nine months ended September 30, 2014 and 2013, were $45.36, $(21.36), $47.06, and $(7.24), respectively.
**	Excludes ongoing selling agent and clearing fees. Total expenses including ongoing selling agent fees and clearing fees for the three months ended September 30, 2014 and 2013, and for the nine months ended September 30, 2014 and 2013, were $(16.20), $(21.70), $(53.53), and $(69.58), respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Ratios to average net assets:***
Net investment income (loss)	(5.9)%	(7.9)%	(6.7)%	(8.1)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Net Investment loss before incentive fees ****	(5.9)%	(7.9)%	(6.7)%	(8.1)%

Operating expenses	5.9%	7.9%	6.7%	8.1%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	5.9%	7.9%	6.7%	8.1%

Total return:
Total return before incentive fee	2.6%	(3.8)%	(0.6)%	(6.6)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fee	2.6%	(3.8)%	(0.6)%	(6.6)%

***	Annualized (other than incentive fees).
****	In terest income less total expenses.

The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership’s investments are in other funds which trade these instruments. The results of the Partnership’s trading activity resulting from its investments in the funds are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

September 30, 2014

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2014 and the year ended December 31, 2013.

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$26,731,350	$—	$26,731,350	$—

Net fair value	$26,731,350	$—	$26,731,350	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$32,101,338	$—	$32,101,338	$—

Net fair value	$32,101,338	$—	$32,101,338	$—

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2014.

Aspect Master’s, Graham Master’s, Eckhardt Master’s and PGR Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the nine months ended September 30, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to “Funds” may also include, as relevant, reference to SandRidge Master and Waypoint Master.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

As of September 30, 2014, the Partnership owned approximately 10.9% of Aspect Master, 13.5% of Graham Master, 56.3% of Eckhardt Master and 62.7% of PGR Master. As of December 31, 2013, the Partnership owned approximately 9.5% of Aspect Master, 12.9% of Graham Master, 41.2% of Eckhardt Master and 28.9% of PGR Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2014
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$57,012,498	$582,943	$56,429,555
Graham Master	54,426,497	23,862	54,402,635
Eckhardt Master	11,056,128	34,280	11,021,848
PGR Master	11,235,798	29,270	11,206,528

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$102,342,493	$31,944	$102,310,549
Graham Master	59,948,792	2,996,936	56,951,856
Eckhardt Master	17,660,024	4,548,609	13,111,415
PGR Master	25,764,457	15,005,082	10,759,375

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(73,201)	$3,932,169	$3,858,968
Graham Master	(60,034)	4,158,083	4,098,049
Eckhardt Master	(42,388)	298,994	256,606
PGR Master	(27,008)	(186,444)	(213,452)

	For the nine months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(207,332)	$3,350,986	$3,143,654
Graham Master	(174,742)	2,662,483	2,487,741
Eckhardt Master	(123,129)	753,410	630,281
PGR Master	(63,712)	(169,473)	(233,185)

	For the three months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(66,230)	$(7,692,184)	$(7,758,414)
Graham Master	(47,611)	2,254,670	2,207,059
Eckhardt Master	(38,644)	342,869	304,225
Waypoint Master	(28,980)	(764,582)	(793,562)
PGR Master	(18,354)	(905,930)	(924,284)

	For the nine months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(226,589)	$(6,483,182)	$(6,709,771)
Graham Master	(188,406)	6,025,178	5,836,772
SandRidge Master	(68,488)	129,650	61,162
Eckhardt Master	(130,612)	(1,033,229)	(1,163,841)
Waypoint Master	(94,780)	(917,399)	(1,012,179)
PGR Master	(105,210)	4,944,302	4,839,092

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	September 30, 2014		For the three months ended September 30, 2014
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Aspect Master	23.58%	$6,159,570	$437,991	$3,924	$4,122	$429,945	Commodity Portfolio	Monthly
Graham Master	28.12%	7,346,396	578,093	4,949	3,157	569,987	Commodity Portfolio	Monthly
Eckhardt Master	23.75%	6,204,411	168,451	11,264	12,742	144,445	Commodity Portfolio	Monthly
PGR Master	26.87%	7,020,973	(116,697)	4,512	22,788	(143,997)	Commodity Portfolio	Monthly

Total		$26,731,350	$1,067,838	$24,649	$42,809	$1,000,380

	September 30, 2014		For the Nine months ended September 30, 2014
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Aspect Master	23.58%	$6,159,570	$369,868	$13,070	$8,895	$347,903	Commodity Portfolio	Monthly
Graham Master	28.12%	7,346,396	380,034	13,904	10,564	355,566	Commodity Portfolio	Monthly
Eckhardt Master	23.75%	6,204,411	424,697	32,102	37,617	354,978	Commodity Portfolio	Monthly
PGR Master	26.87%	7,020,973	(236,784)	14,117	51,100	(302,001)	Commodity Portfolio	Monthly

Total		$26,731,350	$937,815	$73,193	$108,176	$756,446

	December 31, 2013		For the three months ended September 30, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Aspect Master	30.53%	$9,693,267	$(587,646)	$4,362	$1,039	$(593,047)	Commodity Portfolio	Monthly
Graham Master	24.29%	7,709,471	244,096	3,882	1,498	238,716	Commodity Portfolio	Monthly
Eckhardt Master	22.89%	7,266,616	140,334	7,453	8,798	124,083	Commodity Portfolio	Monthly
Waypoint Master	0.00%	—	(236,165)	2,728	6,403	(245,296)	Commodity Portfolio	Monthly
PGR Master	23.41%	7,431,984	(190,949)	3,816	1,051	(195,816)	Commodity Portfolio	Monthly

Total		$32,101,338	$(630,330)	$22,241	$18,789	$(671,360)

	December 31, 2013		For the nine months ended September 30, 2013
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Aspect Master	30.53%	$9,693,267	$(554,411)	$14,128	$4,125	$(572,664)	Commodity Portfolio	Monthly
Graham Master	24.29%	7,709,471	472,503	15,187	5,050	452,266	Commodity Portfolio	Monthly
SandRidge Master	0.00%	—	2,336	256	1,052	1,028	Energy Portfolio	Monthly
Eckhardt Master	22.89%	7,266,616	(420,118)	30,900	25,006	(476,024)	Commodity Portfolio	Monthly
Waypoint Master	0.00%	—	(279,369)	11,362	18,725	(309,456)	Commodity Portfolio	Monthly
PGR Master	23.41%	7,431,984	653,126	12,550	12,307	628,269	Commodity Portfolio	Monthly

Total		$32,101,338	$(125,933)	$84,383	$66,265	$(276,581)

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 19.5% to 33.8% of the Funds’ contracts are traded over the counter.

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

September 30, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2014 and for the year ended December 31, 2013.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

September 30, 2014

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on forward contracts, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2014, Partnership capital decreased 17.7% from $31,745,225 to $26,125,568. This decrease was attributable to the redemptions of 4,686.1960 Redeemable Units totaling $5,050,135 and redemptions of 111.4200 General Partner units equivalents totaling $126,417, coupled with the net loss of $443,105. Future redemptions can impact the amount of funds available for investment in funds in subsequent months.

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

Results of Operations

During the third quarter of 2014, the Partnership’s net asset value per unit increased 2.6% from $1,105.42 to $1,134.60 as compared to a decrease of 3.8% in the third quarter of 2013. The Partnership experienced a net trading gain through its investment in the Funds before fees and expenses in the third quarter of 2014 of $1,067,156. Gains were primarily attributable to the Funds trading in currencies, grains, non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in energy, U.S. interest rates and indices. The Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the third quarter of 2013 of $631,536. Losses were primarily attributable to the Funds trading in currencies, energy, livestock, metals, softs and U.S. and non-U.S. interest rates and were partially offset by gains in grains and indices.

The most significant gains were achieved within the agricultural sector during September from short positions in corn and wheat futures as favorable growing conditions in the U.S. Midwest reinforced analysts’ predictions that U.S. farms are heading for record crop harvests in 2014. Additional gains in the sector were recorded during July, August, and September from short positions in sugar futures as prices declined as farmers in Thailand, Brazil, and India moved to increase sugarcane plantings. Within the global interest rate sector, gains were recorded primarily during August from long positions in European fixed income futures as prices advanced over investor speculation the European Central Bank would continue stimulus measures after reports showed euro-area manufacturing expanded less than previously estimated during July. Within the currency markets, gains were achieved during September from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen declined after economic indicators showed Japan’s economy was growing at a slower pace than previously forecast. During September, gains were recorded within the metals markets from short positions in silver and gold futures as prices declined as a strengthening U.S. dollar eroded investor demand for the precious metals. Additional gains in the sector were experienced during July from long positions in copper futures as prices advanced on speculation a recovery in Chinese manufacturing would spur demand for the industrial metal. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy markets during July from long positions in crude oil and its related products as prices declined after industry reports indicated U.S. crude oil stockpiles increased more than previous predictions during the second quarter. During August, losses in the energy markets were incurred from long positions in crude oil and its related products as prices moved lower as summer stockpiles in the U.S. continued to increase. Within the global stock index sector, losses were experienced, primarily during September, from long positions in U.S., European, and Asian equity index futures as prices moved lower amid weak economic growth in Europe and Asia.

During the Partnership’s nine months ended September 30, 2014, the net asset value per unit decreased 0.6% from $1,140.94 to $1,134.60 as compared to a decrease of 6.6% in the same period of 2013. The Partnership experienced a net trading gain through its investment in the Funds before fees and expenses in the nine months ended September 30, 2014 of $934,387. Gains were primarily attributable to the Funds trading in currencies, grains, non-U.S. interest rates, livestock and indices and were partially offset by losses in energy, U.S. interest rates, metals and softs. The Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the nine months ended September 30, 2013 of $133,286. Losses were primarily attributable to the Funds trading in currencies, energy, livestock and U.S. and non-U.S. interest rates and were partially offset by gains in grains, indices, metals and softs.

The most significant losses were incurred within the energy markets during July from long positions in crude oil and its related products as prices declined after industry reports indicated U.S. crude oil stockpiles increased more than previous predictions during the second quarter. Additional losses were incurred during March from long positions in crude oil and its related products as prices declined in the first half of the month on speculation that U.S. inventories climbed higher. Within the metals markets, losses were experienced during June from short positions in silver futures as prices advanced as increased geopolitical unrest in the Ukraine and the Middle East spurred investor demand for the relative safety of precious metals. During January, losses in this sector were recorded from long positions in copper futures as prices moved lower amid concerns poor economic news in China would limit demand from the world’s largest consumer of industrial metals. The Partnership’s losses for the first nine months of the year were offset by trading gains achieved within the global interest rate markets primarily during August from long positions in European fixed income futures as prices advanced over investor speculation the European Central Bank would continue stimulus measures after reports showed euro-area manufacturing expanded less than previously estimated during July. During May, additional gains in the global interest rate markets were achieved from long positions in European fixed income futures as prices moved higher after the European Central Bank indicated it would increase stimulus measures. Within the agricultural sector, gains were experienced during September from short positions in corn and wheat futures as favorable growing conditions in the U.S. Midwest reinforced analysts’ predictions that U.S. farms are heading for record crop harvests in 2014. Additional gains were recorded during July and September from short positions in sugar futures as prices declined as farmers in Thailand and Brazil moved to increase sugarcane plantings. Within the currency sector, gains were recorded during September from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen declined after economic indicators showed Japan’s economy was growing at a slower pace than previously forecast. Within the global stock index sector, gains were recorded during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. and European consumer confidence and speculation the Federal Reserve would continue to support the U.S. economy. During May, gains were achieved from long positions in U.S. equity index futures as prices moved higher amid speculation stronger than expected retail sales and manufacturing job growth figures during April predicted a rebound in the U.S. economy.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s brokerage account) during each month was earned at a 30-day U.S. Treasury bill rate determined weekly based on the average noncompetitive yield on 3-month Treasury bills maturing in 30 days or at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate, as applicable. Interest income from investment in the Funds for the three and nine months ended September 30, 2014 decreased by $524 and $3,925, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM and/or MS&Co had control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2014 decreased by $240,304 and $634,342, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent fees is primarily due to a decrease in average net assets during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013, as well as reductions in ongoing selling agent fees from an annual rate of 5.4% to an annual rate of 2.9% effective April 1, 2014 as discussed in Note 1.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the periods. Clearing fees for the three months ended September 30, 2014 increased by $2,408, as compared to the corresponding period in 2013. The increase in clearing fees is primarily due to an increase in the number of trades executed during the three months ended September 30, 2014, as compared to the corresponding period in 2013. Clearing fees for the nine months ended September 30, 2014 decreased by $11,190, as compared to the corresponding period in 2013. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the nine months ended September 30, 2014, as compared to the corresponding period in 2013.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2014 decreased by $44,816 and $123,882, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is primarily due to lower average net assets during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013, as well as a reduction in management fee rates as discussed in Note 1.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees earned for the three and nine months ended September 30, 2014 and 2013. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2014 and June 30, 2014, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages.

Advisor	September 30, 2014		June 30, 2014
Aspect Capital Limited	$6,131,834	23%	$6,990,940	26%
Graham Capital Management L.P.	$6,813,405	26%	$6,848,193	25%
Eckhardt Trading Company	$6,185,125	24%	$6,112,380	22%
PGR Capital LLP	$6,995,204	27%	$7,217,411	27%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the masters funds, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investments in the Funds, as of September 30, 2014 and December 31, 2013. As of September 30, 2014, the Partnership’s total capitalization was $26,125,568.

September 30, 2014

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,318,528	5.05%
Energy	334,912	1.28%
Grains	221,043	0.85%
Indices	1,080,388	4.13%
Interest Rates U.S.	202,109	0.77%
Interest Rates Non-U.S.	978,789	3.75%
Livestock	7,123	0.03%
Metals	431,028	1.65%
Softs	128,519	0.49%

Total	$4,702,439	18.00%

As of December 31, 2013, the Partnership’s total capitalization was $31,745,225. December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization

Currencies	$1,627,945	5.13%
Energy	352,306	1.11%
Grains	280,203	0.88%
Indices	1,121,268	3.53%
Interest Rates U.S.	215,374	0.68%
Interest Rates Non-U.S.	705,932	2.22%
Livestock	8,385	0.03%
Metals	532,047	1.68%
Softs	118,226	0.37%

Total	$4,961,686	15.63%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2014 and December 31, 2013, and the highest, lowest and average value during the three months ended September 30, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of September 30, 2014, Aspect Master’s total capitalization was $56,429,555. The Partnership owned approximately 10.9% of Aspect Master. As of September 30, 2014, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,046,759	10.72%	$7,644,115	$4,737,366	$6,476,801
Energy	790,218	1.40%	837,980	350,285	666,346
Grains	552,692	0.98%	642,035	436,382	565,431
Indices	1,693,481	3.00%	2,216,211	1,264,990	1,913,941
Interest Rates U.S.	411,428	0.73%	667,766	316,459	481,146
Interest Rates Non-U.S.	1,891,683	3.35%	2,305,929	1,839,006	2,059,839
Livestock	42,570	0.08%	104,940	29,040	49,720
Metals	762,884	1.35%	1,481,972	690,184	955,715
Softs	294,690	0.52%	461,028	236,178	368,822

Total	$12,486,405	22.13%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, Graham Master’s total capitalization was $54,402,635. The Partnership owned approximately 13.5% of Graham Master. As of September 30, 2014, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,744,162	5.04%	$7,408,178	$2,744,162	$5,053,866
Energy	652,209	1.20%	1,105,550	566,830	770,996
Grains	600,600	1.10%	629,338	394,295	511,354
Indices	2,910,572	5.35%	4,744,422	2,418,463	3,307,095
Interest Rates U.S.	453,250	0.83%	922,384	453,250	666,157
Interest Rates Non-U.S.	1,924,008	3.54%	1,967,682	1,580,655	1,843,330
Metals	1,585,068	2.92%	1,585,068	739,692	1,320,718
Softs	196,350	0.36%	377,728	162,690	246,278

Total	$11,066,219	20.34%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, Eckhardt Master’s total capitalization was $11,021,848. The Partnership owned approximately 56.3% of Eckhardt Master. As of September 30, 2014, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

September 30, 2014

	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2014
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$362,725	3.29%	$577,419	$192,589	$363,302
Energy	82,939	0.75%	297,605	9,240	67,246
Grains	18,062	0.17%	42,469	5,910	14,651
Indices	190,664	1.73%	411,224	127,046	199,563
Interest Rates U.S.	80,055	0.73%	334,978	64,858	155,098
Interest Rates Non -U.S.	576,572	5.23%	684,372	258,478	521,858
Metals	52,833	0.48%	226,726	52,833	112,472
Softs	40,040	0.36%	75,207	5,064	31,013

Total	$1,403,890	12.74%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, PGR Master’s total capitalization was $11,206,528. The Partnership owned approximately 62.7% of PGR Master. As of September 30, 2014, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$135,175	1.21%	$222,519	$133,183	$173,827
Energy	181,874	1.62%	240,317	155,650	196,750
Grains	110,925	0.99%	127,382	103,864	114,406
Interest Rates U.S.	81,346	0.73%	125,180	70,593	89,962
Interest Rates Non -U.S.	300,231	2.68%	315,843	262,035	294,588
Livestock	3,960	0.03%	7,920	3,960	3,960
Metals	166,100	1.48%	205,920	115,896	149,094
Softs	75,515	0.67%	135,208	75,515	95,435
Indices	630,825	5.63%	768,371	511,145	639,809

Total	$1,685,951	15.04%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to approval by the court, which has set a final approval hearing for December 18, 2014.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and an affiliate and other defendants in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss for this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act of 1933, as amended, claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and its affiliates and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. and/or its affiliates in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. and its affiliates filed an answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. and certain of its affiliates in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. and/or its affiliates was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. and its affiliates appealed on April 11, 2013. On May 3, 2013, MS&Co. and its affiliates filed an answer to the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $82 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $82 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and certain affiliates and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. and/or its affiliates was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. and its affiliates filed an answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal. On October 22, 2014, MS&Co. filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and certain affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff by MS&Co. and/or its affiliates was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff voluntarily dismissed its claims against MS&Co. and its affiliates with respect to two of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the defendants filed an answer to the complaint, and on September 18, 2014, the defendants filed a notice of appeal from the ruling denying their motion to dismiss. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. and its affiliates filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, MS&Co. filed its answer to the complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. and its affiliates for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units) Purchased*	(b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 — July 31, 2014	455.2510	$ 1,070.16	N/A	N/A
August 1, 2014 — August 31, 2014	642.4140	$ 1,119.29	N/A	N/A
September 1, 2014 — September 30, 2014	342.5790	$ 1,134.60	N/A	N/A
	1,440.2440	$ 1,107.40

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

3.1 Limited Partnership Agreement (filed as Exhibit A to the Registration Statement on Form 424(b)(3) filed on February 16, 2000 and incorporated herein by reference).

(a) Amendment No. 1 to the Limited Partnership Agreement dated as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

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

(c) Letter from the General Partner amending Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management dated as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 10.4(c) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

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

(b) Amendment No. 1 to the Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company dated July 1, 2014 (filed as Exhibit 10.7(b) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

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

10.10 Amended and Restated Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 15, 2011 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with PGR Capital LLP for 2013, dated June 1, 2013 (filed as Exhibit 10.11(a) to the Annual Report on Form 10-K filed on March 27, 2014 and incorporated herein by reference).

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Director) (filed herewith).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

Exhibit 32.1 — Section 1350 Certification (Certification of Director) (filed herewith).

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

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
Director

Date:	November 13, 2014

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 13, 2014