Form 10-K
period 2014-12-31
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2015-03-30
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐            No ☑

Limited Partnership Redeemable Units with an aggregate value of $26,768,044 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter end.

As of February 28, 2015, 21,643.0285 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Diversified 2000 Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 25, 1999 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership through its investment in the Funds (defined herein) are volatile and involve a high degree of market risk. A total of 190,000 redeemable units of limited partnership interest (“Redeemable Units”) have been offered to the public.

A Registration Statement on Form S-1 (File no. 333-87663) relating to the public offering of 150,000 Redeemable Units became effective on January 31, 2000. Between January 31, 2000 (commencement of offering period) and May 30, 2000, 16,045 Redeemable Units were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner’s contribution of $162,000, to the Partnership’s trading account on June 1, 2000 when the Partnership commenced trading.

A second Registration Statement on Form S-1 (File no. 333-101132) relating to the public offering of 190,000 Redeemable Units (including the 150,000 Redeemable Units that had previously been registered) became effective on November 25, 2002. As of that date, 151,740.3512 Redeemable Units had been sold.

The Partnership no longer offers Redeemable Units for sale. Redemptions of Redeemable Units for the years ended December 31, 2014, 2013 and 2012 are reported in the Statements of Changes in Partners’ Capital on page 35 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2014, all trading decisions for the Partnership are made by the Advisors (defined below).

During the year ended December 31, 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods covered in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

As of December 31, 2014, all commodity trading decisions are made for the Partnership by Graham Capital Management, L.P. (“Graham”), Aspect Capital Limited (“Aspect”), and PGR Capital LLP (“PGR”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. References herein to “Advisors” may also include, as relevant, SandRidge Capital L.P. (“SandRidge”), Waypoint Capital Management LLC (“Waypoint”) and Eckhardt Trading Company (“Eckhardt”) (Termination of operations as of December 31, 2014). A description of the trading activities and focus of the Advisors is included on page 15 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. or CGM and are not responsible for the organization or operation of the Partnership.

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

On March 1, 2005, the assets allocated to Aspect for trading were invested in CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 43,434.9465 units of Aspect Master with cash equal to $40,490,895, and a contribution of open commodity futures and forward contracts with a fair value of $2,944,052. Aspect Master permits commodity pools managed by Aspect using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master permits commodity pools managed by Graham using its K4D — 15V program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partners of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

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

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,000.0000 units of Eckhardt Master with cash equal to $10,000,000. Eckhardt Master permitted commodity pools managed by Eckhardt using its Standard Program — Higher Leveraged, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Eckhardt Master on December 31, 2014 for cash equal to $6,899,906.

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

On November 1, 2010, the assets allocated to PGR for trading were invested in PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 5,000.0000 units of PGR

Master with cash equal to $5,000,000. PGR Master permits commodity pools managed now or in the future by PGR using its Mayfair Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of PGR Master. Individual and pooled accounts currently managed by PGR, including the Partnership, are permitted to be limited partners of PGR Master. The General Partner and PGR believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2014.

Aspect Master’s, Graham Master’s, and PGR Master’s (collectively, the “Funds”) trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the year ended December 31, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to “Funds” may also include, as relevant, references to SandRidge Master, Waypoint Master, and Eckhardt Master.

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

All clearing fees (defined herein) are borne by the Funds. Professional fees and other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level.

For the period January 1, 2014 through December 31, 2014, the approximate average market sector distribution for the Partnership was as follows:

*Due to rounding.

At December 31, 2014, the Partnership owned approximately 9.9% of Aspect Master, 17.4% of Graham Master and 60.5% of PGR Master. At December 31, 2013, the Partnership owned approximately, 9.5% of Aspect Master, 12.9% of Graham Master, 41.2% of Eckhardt Master, and 28.9% of PGR Master. It is the Partnership’s intention to continue to invest in the Funds except for SandRidge Master, Waypoint Master and Eckhardt Master. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

The General Partner administers the business affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. Effective October 1, 2014, the Partnership pays the General Partner a monthly administrative fee in return for its services equal to 1/12 of 0.9% (0.9% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating the administrative fee are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the administrative fee and any redemptions or distributions as of the end of such month.

Pursuant to the terms of the management agreement (the “Management Agreement”) with each Advisor the Partnership is obligated to pay each Advisor a monthly management fee. Prior to April 1, 2014, the Partnership paid each Advisor, except Aspect and PGR, a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to each Advisor. Aspect and PGR received a monthly management fee equal to 1/12 of 1.25% (1.25% per year) and 1/12 of 1% (1% per year), respectively, of month-end Net Assets allocated to Aspect and PGR, respectively. Effective April 1, 2014 the monthly management fee paid to Graham was reduced from 1/6 of 1% (2% per year) to 1/12 of 1.75% (1.75% per year). Effective July 1, 2014, the monthly management fee paid to Eckhardt was reduced from 1/6 of 1% (2% per year) to 1/12 of 1% (1% per year). Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the administrative fee and any redemptions or distributions as of the end of such month. The Management Agreements generally continue in effect until June 30 of each year and are renewable by the General Partner for additional one-year periods upon 30 days prior notice to an Advisor. Each Management Agreement may be terminated upon notice by either party.

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

During the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid a rate equal to 0.45% (5.4% per year) of month-end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.4% to an annual rate of 2.9%. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from annual rate of 2.9% to an annual rate of 2%. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, the administrative fee and other expenses and any redemptions or distributions as of the end of such month.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is set forth under “Item 6. Selected Financial Data”. The Partnership’s Capital as of December 31, 2014, was $30,709,828.

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

Regulatory changes could restrict the Partnership’s operations an increase its operational costs.

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and market requirements, to require that swaps be traded on an exchange or a swap execution facilities, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. In addition, the prudential regulators that oversee many swap dealers have also proposed rules regarding capital requirements for such swap dealers and margin requirements for derivatives. These rules, may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in the commodity futures contract prices on a single trading day. The Advisors believe that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of an Advisor, however, may have to be modified, and positions held by the Partnership/Funds may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated position.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisors’ trading for the Partnership.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by Morgan Stanley and/or one of its subsidiaries.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission (the “SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates.

These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. While MS&Co. and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that MS&Co. and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that MS&Co. made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes MS&Co.’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. MS&Co. does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by MS&Co. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay the IL AG approximately $88 million. MS&Co. does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. The NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. does not agree with the NYAG’s allegations and has presented defenses to them to the NYAG.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended, and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act, as amended, and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Other Litigation.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial was scheduled to begin in January 2015. MS&Co. was not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. On October 15, 2014, these motions were denied. On December 29, 2014 and January 13, 2015, the defendants in the bellwether trial informed the court that they had reached a settlement in principle with plaintiff. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $283 million, and the certificates had incurred actual losses of approximately $7 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of NY. The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan

Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. Trial is currently scheduled to begin in July 2015. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $110 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $110 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $605 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $605 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $65 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $65 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $72 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $72 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss the case. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On October 13, 2014, MS&Co. filed its answer to the complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $294 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $294 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to the plaintiff was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $208 million, and the certificates had incurred actual losses of $27 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $208 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

(b) Holders. The number of holders of Redeemable Units as of February 28, 2015 was 1,042.

(c) Dividends. The Partnership did not declare a distribution in 2014 or 2013. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Redeemable Units for the years ended December 31, 2014, 2013 and 2012. The Partnership no longer offers Redeemable Units for sale.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 — October 31, 2014	336.9210	$1,173.86	N/A	N/A
November 1, 2014 — November 30, 2014	184.4050	$1,308.11	N/A	N/A
December 1, 2014 — December 31, 2014	95.7200	$1,370.41	N/A	N/A

	617.0460	$1,244.47	N/A	N/A

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and the net asset value per unit for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 and total assets at December 31, 2014, 2013, 2012, 2011 and 2010 were as follows:

	2014	2013	2012	2011	2010
Realized and unrealized trading gains (losses) and investment in Funds net of brokerage/selling agent fees (including clearing fees), of $1,038,244, $1,967,681, $2,483,921, $3,076,304, and $3,478,486, respectively	$5,872,416	$220,461	$(2,651,497)	$(4,422,430)	$1,911,748
Interest income	$4,181	10,013	20,826	14,995	52,850

	$5,876,597	$230,474	$(2,630,671)	$(4,407,435)	$1,964,598

Net income (loss)	$4,909,051	$(553,368)	$(3,558,245)	$(5,543,935)	$289,639

Increase (decrease) in net asset value per unit	$229.47	$(17.00)	$(105.69)	$(142.88)	$13.65

Net asset value per unit	$1,370.41	$1,140.94	$1,157.94	$1,263.63	$1,406.51

Total assets	$31,231,231	$32,192,372	$38,175,525	$47,890,346	$60,530,449

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, through its investments in the Funds, aims to achieve substantial capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, swap, option on futures, and forward contracts in those markets. Currently, the Partnership invests in the Funds, which have investment strategies consistent with the Partnership’s objectives.

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

As of December 31, 2014, the programs traded by each Advisor on behalf of the Partnership were: Aspect — Diversified Program (“Diversified Program”), Graham — K4D — 15V Program, Eckhardt — Standard Program — Higher Leveraged,

and PGR — Mayfair Program. Eckhardt ceased trading the Partnership’s assets on December 31, 2014. In allocating the assets of the Partnership among Advisors, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time. As of December 31, 2014 and September 30, 2014, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	December 31, 2014		September 30, 2014
Aspect Capital Limited	$7,675,809	25%	$6,131,834	23%
Graham Capital Management L.P.	$8,420,106	27%	$6,813,405	26%
Eckhardt Trading Company	$6,748,240	22%	$6,185,125	24%
PGR Capital LLP	$7,865,673	26%	$6,995,204	27%

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

Graham Capital Management, L.P.

Graham trades the Partnership’s assets allocated to it in accordance with the K4D-15V Program, a systematic, proprietary trading program. Graham trades actively in both U.S. and foreign markets, primarily in futures contracts, forward contracts, spot contracts and associated derivative instruments such as options and swaps through its investment in Graham Master. Graham engages in exchange for physical transactions, which involve the exchange of a futures position for the underlying physical commodity without making an open competitive trade on an exchange. Instruments and contracts not traded on an organized exchange may be entered with banks, brokerage firms or other financial counterparties.

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

PGR Capital LLP

PGR’s Mayfair Program, which trades at 1.5 times leverage, is a proprietary, systematic trading system, seeks to profit over the medium term by exploiting inefficiencies in futures and forward markets across a broad range of asset classes and geographic regions. Proprietary models developed by the founding partners are implemented in an inhouse trading system which systematically processes real-time data and executes trades automatically on electronic futures exchanges and foreign exchange trading platforms.

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

No assurance is given that an Advisor’s trading program will be profitable or that they will not experience losses.

For the period January 1, 2014 through December 31, 2014, the average allocation by commodity market sector for each of the Funds was as follows:

CMF Graham Capital Master Fund L.P.

Currencies	33.0%
Energy	6.1%
Grains	4.0%
Interest Rates Non-U.S.	14.2%
Interest Rates U.S.	5.5%
Metals	9.0%
Softs	2.3%
Stock Indices	25.9%

CMF Aspect Master Fund L.P.

Currencies	45.6%
Energy	6.9%
Grains	3.7%
Interest Rates Non-U.S.	16.0%
Interest Rates U.S.	3.0%
Livestock	0.8%
Metals	6.3%
Softs	2.6%
Stock Indices	15.1%

CMF Eckhardt Master Fund L.P.

Currencies	24.3%
Energy	9.4%
Grains	3.2%
Interest Rates Non-U.S.	26.2%
Interest Rates U.S.	13.7%
Metals	6.8%
Softs	1.9%
Stock Indices	14.5%

PGR Master Fund L.P.

Currencies	12.1%
Energy	10.8%
Grains	5.7%
Interest Rates Non-U.S.	15.8%
Interest Rates U.S.	4.6%
Livestock	0.3%
Metals	10.2%
Softs	5.5%
Stock Indices	35.0%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in their trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts, and options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2014.

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

From January 1, 2014 through December 31, 2014, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 17.8%. The foregoing margin to equity ratio takes into account positions and cash held in the Partnership’s name as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments also include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 11.1% to 33.8% of the Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Funds’ counterparty is an exchange or clearing organization. The Funds continue to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)

Other than the risks inherent in commodity futures, forward, option and swaps trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership shall cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at the net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2014, 5,303.2420 Redeemable Units were redeemed totaling $5,818,031 and 111.4200 General Partner unit equivalents were redeemed totaling $126,417. For the year ended December 31, 2013, 4,059.7630 Redeemable Units were redeemed totaling $4,620,762. For the year ended December 31, 2012, 5,428.8887 Redeemable Units were redeemed totaling $6,671,172 and 79.0000 General Partner unit equivalents were redeemed totaling $100,389.

The Partnership no longer offers Redeemable Units for sale.

(c) Results of Operations.

For the year ended December 31, 2014, the net asset value per unit increased 20.1% from $1,140.94 to $1,370.41. For the year ended December 31, 2013, the net asset value per unit decreased 1.5% from $1,157.94 to $1,140.94. For the year ended December 31, 2012, the net asset value per unit decreased 8.4% from $1,263.63 to $1,157.94.

The Partnership experienced a net trading gain (before fees and expenses) in the Funds of $6,910,660 in 2014. Gains were primarily attributed to the trading of grains, currencies, energy, livestock, U.S. and non U.S. interest rates and indices and were partially offset by losses in metals and softs. The net trading gain (or loss) realized from the Funds is disclosed on page 35 under “Item 8. Financial Statements and Supplementary Data.”

The most significant gains were achieved within the fixed income sector during October, November, and December from long positions in European fixed income futures as prices advanced on increased speculation the European Central Bank would increase its quantitative easing measures to stimulate the Eurozone’s stagnant economy. Additional gains within the sector were experienced during May and August from long positions in European fixed income futures as prices moved higher as investors speculated central banking authorities in Europe and Asia would increase stimulus measures. Within the energy markets, gains were experienced primarily during November and December from short positions in crude oil and its related products as prices moved lower amid rising U.S. oil production and after the OPEC nations failed to cut output in response to the global supply glut. Gains in the energy markets during June were recorded from long positions in crude oil and its related products as prices rallied during the first half of the month on speculation tensions in Iraq and Libya would curtail oil exports from the Middle East. Within the currency sector, gains were recorded during September from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen declined after economic indicators showed Japan’s economy was growing at a slower pace than previously forecast. During December, additional gains were recorded in the currency markets from short positions in the euro versus the U.S. dollar as the relative value of the dollar continued to advance as the U.S. moves closer to its first interest-rate increase since 2006. Additional gains were recorded during February from long positions in the British pound, Swiss franc, and euro versus the U.S. dollar as the relative value of these European currencies strengthened versus the U.S. currency. Within the global stock index sector, gains were achieved during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. and European consumer confidence and speculation the Federal Reserve would continue to support the U.S. economy. During May, gains were achieved from long positions in U.S. equity index futures as prices moved higher amid speculation stronger than expected retail sales and manufacturing job growth figures during April predicted a rebound in the U.S. economy. Additional gains were recorded during November from long positions in U.S. and Asian equity index futures as priced rallied after the release of positive economic reports in the U.S. and as Japan’s Prime Minister postponed a sales tax increase in the Asian nation. Within the agricultural sector, gains were experienced during September from short positions in corn and wheat futures as favorable growing conditions in the U.S. Midwest reinforced analysts’ predictions that U.S. farms are heading for record crop harvests in 2014. Additional gains were recorded during July and September from short positions in sugar futures as prices declined as farmers in Thailand and Brazil moved to increase sugarcane plantings. The Partnership’s gains for the year were partially offset by losses incurred within the metals markets during June from short positions in silver futures as prices advanced as increased geopolitical unrest in the Ukraine and the Middle East spurred investor demand for the relative safety of precious metals. During January, losses in this sector were recorded from long positions in copper futures as prices moved lower amid concerns poor economic news in China would limit demand from the world’s largest consumer of industrial metals.

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

During the reporting period, interest income on 80% of the average daily equity maintained in cash in the Funds’ brokerage account was earned at a rate equal to the monthly average or at the 4-week U.S. Treasury bill discount rate. Interest income from investment in the Funds for the three and twelve months ended December 31, 2014 decreased by $1,907 and $5,832, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. and/or CGM had control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent/brokerage fees for the three and twelve months ended December 31, 2014 decreased by $285,379 and $919,721, respectively, as compared to the corresponding periods in 2013. The decrease in selling agent/brokerage fees is primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2014 as compared to the corresponding periods in 2013.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2014 increased by $1,474 and decreased by $9,716, respectively, as compared to the corresponding periods in 2013. The increase in clearing fees is primarily due to an increase in the number of trades during the three months and the decrease in clearing fees is primarily due to a decrease in the number of trades during the twelve months ended December 31, 2014, as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and twelve months ended December 31, 2014 decreased by $33,405 and $157,287, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2014 as compared to the corresponding periods in 2013.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the Management Agreements and are payable annually. Incentive fees earned for the twelve months ended December 31, 2014 and 2013 were $210,364 and $0, respectively.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2014 and 2013 were $253,572 and $168,302, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2014 and 2013 were $46,577 and $67,193, respectively.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership were priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2014 and 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the 12 months ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2014 and 2013. As of December 31, 2014, the Partnership’s total capitalization was $30,709,828.

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization

Currencies	1,393,510	4.54
Energy	583,130	1.90
Grains	76,556	0.25
Interest Rates U.S.	201,067	0.65
Interest Rates Non-U.S.	908,313	2.96
Livestock	12,905	0.04
Metals	321,402	1.05
Softs	160,299	0.52
Indices	1,021,065	3.32

Total	$4,678,247	15.23%

As of December 31, 2013, the Partnership’s total capitalization was $31,745,225.

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization

Currencies	$1,627,945	5.13%
Energy	$352,306	1.11%
Grains	$280,203	0.88%
Indices	$1,121,268	3.53%
Interest Rates U.S.	$215,374	0.68%
Interest Rates Non-U.S.	$705,932	2.22%
Livestock	$8,385	0.03%
Metals	$532,047	1.68%
Softs	$118,226	0.37%

Total	$4,961,686	15.63%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of December 31, 2014 and 2013, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2014, Aspect Master’s total capitalization was $78,370,668. The Partnership owned approximately 9.9% of Aspect Master. As of December 31, 2014, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,363,857	6.84%	$8,988,668	$4,216,734	$6,042,682
Energy	1,391,555	1.78%	2,217,050	350,285	1,038,970
Grains	177,860	0.23%	1,084,329	177,860	478,736
Indices	1,694,021	2.16%	3,786,974	433,618	2,147,069
Interest Rates U.S.	278,316	0.35%	802,798	81,696	376,114
Interest Rates Non-U.S.	2,657,992	3.39%	3,729,772	757,202	2,139,887
Livestock	115,830	0.15%	217,350	29,040	109,643
Metals	641,723	0.82%	1,569,663	534,577	901,895
Softs	453,010	0.58%	478,791	169,885	351,314

Total	$12,774,164	16.30%

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

As of December 31, 2014, Graham Master’s total capitalization was $48,491,666. The Partnership owned approximately 17.4% of Graham Master. As of December 31, 2014, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,524,892	7.27%	$7,408,178	$160,727	$4,099,735
Energy	994,978	2.05%	1,183,518	161,238	757,584
Grains	230,806	0.48%	710,585	226,314	447,027
Indices	3,197,084	6.59%	4,267,882	1,802,855	3,229,694
Interest Rates U.S.	684,915	1.41%	922,384	375,684	646,928
Interest Rates Non-U.S.	2,292,571	4.73%	2,318,863	695,485	1,720,207
Metals	658,941	1.36%	2,154,978	360,017	1,169,173
Softs	333,883	0.69%	584,007	137,321	266,647

Total	$11,918,070	24.58%

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

As of December 31,2014, Eckhardt Master no longer trades any of the Partnership’s assets. As of December 31, 2013, Eckhardt Master’s total capitalization was $13,111,415. The Partnership owned approximately 41.2% of Eckhardt Master. As of December 31, 2013, Eckhardt Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Eckhardt for trading) was as follows:

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

As of December 31, 2014, PGR Master’s total capitalization was $13,371,816. The Partnership owned approximately 60.5% of PGR Master. As of December 31, 2014, PGR Master’s value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$411,829	3.08%	$411,829	$118,135	$235,401
Energy	449,983	3.37%	449,983	42,736	224,408
Grains	31,054	0.23%	184,626	28,870	100,027
Interest Rates U.S.	89,815	0.67%	130,862	31,981	82,982
Interest Rates Non-U.S.	407,049	3.04%	407,049	137,771	304,182
Livestock	2,376	0.02%	14,918	2,376	6,322
Metals	236,720	1.77%	268,813	114,180	190,985
Softs	94,802	0.71%	158,478	57,622	102,881
Indices	491,016	3.67%	970,315	243,160	664,258

Total	$2,214,644	16.56%

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

The following were the primary trading risk exposures of the Funds as of December 31, 2014, by market sector.

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

The following were the only non-trading risk exposures of the Funds as of December 31, 2014.

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

Item 8. Financial Statements and Supplementary Data.

DIVERSIFIED 2000 FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2014, 2013, and 2012; Statements of Financial Condition at December 31, 2014 and 2013; Schedules of Investments at December 31, 2014 and 2013; Statements of Income and Expenses for the years ended December 31, 2014, 2013, and 2012; Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013, and 2012; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Diversified 2000 Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
Diversified 2000 Futures Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

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

The management of Diversified 2000 Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2014 based on the criteria referred to above.

Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Diversified 2000 Futures Fund L.P.	Steven Ross Chief Financial Officer Ceres Managed Futures LLC General Partner, Diversified 2000 Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Diversified 2000 Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Diversified 2000 Futures Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2014 and 2013, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Diversified 2000 Futures Fund L.P. as of December 31, 2014 and 2013, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2015

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets:
Investment in Funds, at fair value (Note 5)	$24,255,824	$32,101,338
Redemptions Receivable from Funds	6,899,906	—
Cash (Note 3c)	75,501	91,034

Total assets	$31,231,231	$32,192,372

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3c)	$52,052	$144,866
Administrative fees (Note 3a)	23,331	—
Management fees (Note 3b)	32,805	41,082
Incentive fees (Note 3b)	210,364	—
Professional fees	55,179	69,825
Other	16,496	13,709
Redemptions payable (Note 6)	131,176	177,665

Total liabilities	521,403	447,147

Partners’ Capital (Notes 1 and 6):
General Partner, 251.2299 and 362.6499 unit equivalents outstanding at December 31, 2014 and 2013, respectively	344,289	413,762
Limited Partners, 22,157.9425 and 27,461.1845 Redeemable Units outstanding at December 31, 2014 and 2013, respectively	30,365,539	31,331,463

Total partners’ capital	30,709,828	31,745,225

Total liabilities and partners’ capital	$31,231,231	$32,192,372

Net asset value per unit	$1,370.41	$1,140.94

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

December 31, 2014

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$7,732,770	25.18%
CMF Graham Capital Master Fund L.P.	8,442,627	27.49
PGR Master Fund L.P.	8,080,427	26.31

Total investment in Funds, at fair value	$24,255,824	78.98%

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

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses

for the years ended

December 31, 2014, 2013 and 2012

	2014	2013	2012
Investment income:
Interest income from investment in Funds (Note 3c)	$4,181	$10,013	$20,826

Expenses:
Ongoing selling agent fees (Note 3c)	939,182	1,858,903	2,348,449
Clearing fees allocated from Funds (Note 3c)	99,062	108,778	135,472
Administrative fees (Note 3a)	65,973	—	—
Management fees (Note 3b)	391,060	548,347	729,299
Incentive fees (Note 3b)	210,364	—	—
Professional fees	253,572	168,302	151,740
Other	46,577	67,193	46,535

Total expenses	2,005,790	2,751,523	3,411,495

Net investment income (loss)	(2,001,609)	(2,741,510)	(3,390,669)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	6,575,785	2,442,208	211,668
Change in net unrealized gains (losses) on investment in Funds	334,875	(254,066)	(379,244)

Total trading results	6,910,660	2,188,142	(167,576)

Net income (loss)	$4,909,051	$(553,368)	$(3,558,245)

Net income (loss) per unit (Note 7)*	$ 229.47	$(17.00)	$(105.69)

Weighted average units outstanding	24,899.8637	29,833.4147	34,908.9465

*Based on the change in net asset value per unit.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2014, 2013 and 2012

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2011	$46,691,079	$558,082	$47,249,161
Net income (loss)	(3,520,479)	(37,766)	(3,558,245)
Redemptions of 5,428.8887 Redeemable Units	(6,671,172)	—	(6,671,172)
Redemptions of 79.0000 General Partner unit equivalents	—	(100,389)	(100,389)

Partners’ Capital at December 31, 2012	36,499,428	419,927	36,919,355
Net income (loss)	(547,203)	(6,165)	(553,368)
Redemptions of 4,059.7630 Redeemable Units	(4,620,762)	—	(4,620,762)

Partners’ Capital at December 31, 2013	31,331,463	413,762	31,745,225
Net income (loss)	4,852,107	56,944	4,909,051
Redemptions of 5,303.2420 Redeemable Units	(5,818,031)	—	(5,818,031)
Redemptions of 111.4200 General Partner unit equivalents	—	(126,417)	(126,417)

Partners’ Capital at December 31, 2014	$30,365,539	$344,289	$30,709,828

Net asset value per unit:

2012:	$1,157.94

2013:	$1,140.94

2014:	$1,370.41

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

1.	Partnership Organization:

Diversified 2000 Futures Fund L.P. (the “Partnership”) is a limited partnership which was organized under the partnership laws of the State of New York on August 25, 1999 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership, through its investment in the Funds (as defined in Note 5 “Investment in Funds”), are volatile and involve a high degree of market risk.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2014, all trading decisions for the Partnership are made by the Advisors (as defined in Note 3(b)).

During the year ended December 31, 2014, the Partnership’s commodity broker was Morgan Stanley & Co, LLC (“MS&Co.”), a registered futures commission merchant. During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

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

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could significantly differ from these estimates.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s and the Funds’ Investments. All commodity interests including derivative financial instruments and derivative commodity instruments, held by the Partnership and the Funds are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported on the Funds’ Statements of Income and Expenses.

Partnership’s and the Funds’ Fair Value Measurements.    Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The General Partner has concluded that based on available information in the marketplace, the Funds’ Level 1 assets and liabilities are actively traded.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership were priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2014 and 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$24,255,824	$—	$24,255,824	$—

Net fair value	$24,255,824	$—	$24,255,824	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$32,101,338	$—	$32,101,338	$—

Net fair value	$32,101,338	$—	$32,101,338	$—

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

December 31, 2014

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.

Investment Company Status.    Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on the General Partner’s assessment, the Partnership had been deemed to

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

be an investment company since inception.

f.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights.”

g.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined there were no subsequent events requiring adjustment of or disclosure in the financial statements.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. Effective October 1, 2014, the Partnership pays the General Partner a monthly administrative fee in return for its Services equal to 1/12 of 0.9% (0.9% per year) of the month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating the administrative fee are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the administrative fee and any redemptions or distributions as of the end of such month.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with Graham Capital Management, L.P. (“Graham”), Aspect Capital Limited (“Aspect”), Eckhardt Trading Company (“Eckhardt”), and PGR Capital LLP (“PGR”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. The General Partner, on behalf of the Partnership, also entered into Management Agreements with SandRidge Capital Management L.P. (“SandRidge”) and Waypoint Capital Management LLC (“Waypoint”). References herein to the Advisors may also include, as relevant, SandRidge and Waypoint. Sandridge and Waypoint were each terminated as a commodity trading advisors for the Partnership as of January 31, 2013 and November 30, 2013, respectively. Eckhardt was terminated as a commodity trading advisor for the Partnership as of December 31, 2014. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and CGM and are not responsible for the organization or operation of the Partnership. Prior to April 1, 2014, the Partnership paid each Advisor, except Aspect and PGR, a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Aspect and PGR received a monthly management fee equal to 1/12 of 1.25% (1.25% per year) and 1/12 of 1% (1% per year), respectively, of month-end Net Assets allocated to the respective Advisor. Effective April 1, 2014, the monthly management fee paid to Graham was reduced from 1/6 of 1% (2% per year) to 1/12 of 1.75% (1.75% per year). Effective July 1, 2014, the monthly management fee paid to Eckhardt was reduced from 1/6 of 1% (2% per year) to 1/12 of 1% (1% per year). Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the administrative fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 0.45% (5.4% per year) of month-end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.4% to an annual rate of 2.9%. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 2.9% to an annual rate of 2%. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees, the administrative fee and other expenses and any redemptions or distributions as of the end of such month.

Certain prior year amounts have been reclassified to conform to current year presentation. Amounts reported separately on the Statements of Income and Expenses as ongoing selling agent fees and clearing fees allocated from Funds were previously combined and presented as brokerage fees, including clearing fees.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership’s investments are in other funds. The results of the Partnership’s trading activity resulting from its investments in the funds are shown on the Statements of Income and Expenses.

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

The MS&Co Customer Agreement with the Partnership and the Funds gives, and the CGM Customer Agreement with the Partnership and the Customer Agreements between CGM and the Funds gave, the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Funds are held for trading purposes.

Ongoing selling agent fees were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s ownership of the Funds.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

5.	Investment in Funds:

On March 1, 2005, the assets allocated to Aspect for trading were invested in CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 43,434.9465 units of Aspect Master with cash equal to $40,490,895, and a contribution of open commodity futures and forward contracts with a fair value of $2,944,052. Aspect Master permits accounts managed by Aspect using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master permits accounts managed by Graham using its K4D — 15V program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

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

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,000.0000 units of Eckhardt Master with cash equal to $10,000,000. Eckhardt Master permitted accounts managed by Eckhardt using its Standard Program — Higher Leveraged, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Eckhardt Master on December 31, 2014 for cash equal to $6,899,906.

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

On November 1, 2010, the assets allocated to PGR for trading were invested in PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGR Master with cash equal to $5,000,000. PGR Master permits accounts managed by PGR using its Mayfair Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of PGR Master. Individual and pooled accounts currently managed by PGR, including the Partnership, are permitted to be limited partners of PGR Master. The General Partner and PGR believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2014.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

Aspect Master’s, Graham Master’s, Eckhardt Master’s and PGR Master’s (collectively, the “Funds”) trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the year ended December 31, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to “Funds” may also include, as relevant, reference to SandRidge Master and Waypoint Master.

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

All clearing fees are borne by the Funds. Professional fees and other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level.

At December 31, 2014, the Partnership owned approximately 9.9% of Aspect Master, 17.4% of Graham Master and 60.5% of PGR Master. At December 31, 2013, the Partnership owned approximately 9.5% of Aspect Master, 12.9% of Graham Master, 41.2% of Eckhardt Master and 28.9% of PGR Master. Aspect, Graham and PGR intend to continue to invest the assets allocated to each by the Partnership in Aspect Master, Graham Master and PGR Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	December 31, 2014
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$78,421,434	$50,766	$78,370,668
Graham Master	68,175,989	19,684,323	48,491,666
Eckhardt Master	12,064,484	12,064,484	—
PGR Master	13,420,372	48,556	13,371,816

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$102,342,493	$31,944	$102,310,549
Graham Master	59,948,792	2,996,936	56,951,856
Eckhardt Master	17,660,024	4,548,609	13,111,415
PGR Master	25,764,457	15,005,082	10,759,375

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the year ended December 31, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(296,488)	$19,798,779	$19,502,291
Graham Master	(242,965)	16,201,289	15,958,324
Eckhardt Master	(178,967)	2,159,309	1,980,342
PGR Master	(92,435)	2,790,730	2,698,295

	For the year ended December 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(299,271)	$(1,788,510)	$(2,087,781)
Graham Master	(246,808)	12,107,895	11,861,087
SandRidge Master	(68,488)	129,650	61,162
Waypoint Master	(123,834)	(1,241,056)	(1,364,890)
Eckhardt Master	(170,060)	228,671	58,611
PGR Master	(134,731)	8,544,764	8,410,033

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

				Expenses
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
For the year ended December 31, 2014
							Commodity
Aspect Master	25.18%	$7,732,770	$2,029,387	$17,355	$13,886	$1,998,146	Portfolio	Monthly
							Commodity
Graham Master	27.49%	8,442,627	2,095,191	18,527	14,790	2,061,874	Portfolio	Monthly
							Energy
Eckhardt Master	0.00%	—	1,224,806	44,114	57,728	1,122,964	Portfolio	Monthly
							Commodity
PGR Master	26.31%	8,080,427	1,565,457	19,066	75,184	1,471,207	Portfolio	Monthly

Total		$24,255,824	$6,914,841	$99,062	$161,588	$6,654,191

For the year ended December 31, 2013
							Commodity
Aspect Master	30.53%	$9,693,267	$(156,142)	$19,899	$5,564	$(181,605)	Portfolio	Monthly
							Commodity
Graham Master	24.29%	7,709,471	1,155,398	19,825	8,008	1,127,565	Portfolio	Monthly
							Energy
SandRidge Master	0.00%	—	2,336	256	1,052	1,028

Eckhardt Master	22.89%	7,266,616	93,357	38,671	33,805	20,881	Portfolio	Monthly
							Commodity
Waypoint Master	0.00%	—	(379,769)	12,289	27,146	(419,204)

PGR Master	23.41%	7,431,984	1,482,975	17,842	16,221	1,448,912	Portfolio	Monthly

Total		$32,101,338	$2,198,155	$108,782	$91,796	$1,997,577

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

6.	Distributions and Redemptions:

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

7.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Net realized and unrealized gains (losses)*	$269.48	$8.92	$(79.81)
Interest income	0.17	0.34	0.60
Expenses**	(40.18)	(26.26)	(26.48)

Increase (decrease) for the year	229.47	(17.00)	(105.69)
Net asset value per unit, beginning of year	1,140.94	1,157.94	1,263.63

Net asset value per unit, end of year	$1,370.41	$1,140.94	$1,157.94

*	Includes ongoing selling agent fees, brokerage fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees, brokerage fees and clearing fees for the years ended December 31, 2014, 2013 and 2012 were $310.43, $74.78, and $(8.74), respectively.
**	Excludes ongoing selling agent fees, brokerage fees and clearing fees. Total expenses including ongoing selling agent fees, brokerage fees and clearing fees for the years ended December 31, 2014, 2013 and 2012 were $(81.13), $(92.12), and $(97.55), respectively.

	2014	2013	2012
Ratios to average net assets:
Net investment income (loss)	(6.4)%	(8.1)%	(7.9)%
Incentive fees	0.8%	0.0%	0.0%

Net investment income (loss) before incentive fees***	(5.6)%	(8.1)%	(7.9)%

Operating expenses	6.4%	8.1%	8.0%
Incentive fees	0.8%	0.0%	0.0%

Total expenses	7.2%	8.1%	8.0%

Total return:
Total return before incentive fees	20.9%	(1.5)%	(8.4)%
Incentive fees	(0.8)%	0.0%	0.0%

Total return after incentive fees	20.1%	(1.5)%	(8.4)%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

8.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 11.1% to 33.8% of the Funds’ contracts are traded over the counter.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co./CGM, the Funds’ counterparty is an exchange or clearing organization. The Funds continue to be subject to such risks with respect to MS&Co. and CGM.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2014 and 2013 are summarized below:

	For the period from October 1, 2014 toDecember 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Net realized and unrealized trading gains (losses) net of brokerage/selling agent and clearing fees including interest income	$5,803,945	$848,732	$1,763,797	$(2,539,877)
Net income (loss)	$5,352,156	$677,990	$1,591,424	$(2,712,519)
Increase (decrease) in net asset value per unit	$235.81	$29.18	$62.96	$(98.48)

	For the period from October 1,2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of brokerage/selling agent and clearing fees including interest income	$1,867,102	$(1,087,332)	$(1,841,708)	$1,292,412
Net income (loss)	$1,686,009	$(1,265,407)	$(2,058,863)	$1,084,893
Increase (decrease) in net asset value per unit	$59.57	$(43.02)	$(67.88)	$34.33

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information. None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer), Alper Daglioglu (Director), Jeremy Beal (Director), Colbert Narcisse (Director), Harry Handler (Director), Kevin Klingert (Director), M. Paul Martin (Director), Frank Smith (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, Kevin Klingert and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 45, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA, and since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner, and since January 2015, Mr. Egan has been employed by the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011, as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014, and as Head of Morgan Stanley Managed Futures since October 2014. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Wealth Management. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Alper Daglioglu, age 38, has been a Director, and listed as a principal, of the General Partner since December 2010. He served as President of the General Partner from August 2013 through September 2014. Since October 2013, Mr. Daglioglu has also been registered as an associated person of the General Partner, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Since May 2014, Mr. Daglioglu has been listed as a principal and registered as an associated person of each of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Mr. Daglioglu was appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Managing Director as well as Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Mr. Daglioglu has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 40, has been a Director and listed as a principal of the General Partner since August 2013. From August 2013 through September 2014, Mr. Beal served as Chairman of the Board of Directors of the General Partner. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 49, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of

Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Harry Handler, age 56, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Kevin Klingert, age 51, has been a Director of the General Partner since October 2014. Mr. Klingert has also served as Managing Director of Morgan Stanley Investment Management, a financial services firm, since December 2007, where his responsibilities include serving as head of the Morgan Stanley Investment Management Liquidity business since July 2010 and as Chief Operating Officer of Morgan Stanley Investment Management’s Traditional Asset Management business, including Long- Only, Alternative Investment Partners, and Global Liquidity, since February 2013. Mr. Klingert has been listed as a principal of Morgan Stanley Investment Management since May 2013. Mr. Klingert has been listed as a principal of the General Partner since October 2014. From June 2008 through July 2010, Mr. Klingert served as the Vice President of the U.S. registered mutual fund family managed by Morgan Stanley Investment Management, where his responsibilities included handling certain administrative matters related to the funds. From April 2008 until July 2010, Mr. Klingert served as the Global Head, Chief Operating Officer and Acting Chief Investment Officer of the Fixed Income Group of Morgan Stanley Investment Management. From December 2007 through July 2010, Mr. Klingert served as the Head of Global Liquidity Portfolio Management and Co-Head of Liquidity Credit Research of Morgan Stanley Investment Management. Mr. Klingert was listed as a principal of Morgan Stanley Hedge Fund Partners Cayman Ltd., a commodity pool operator, from September 2009 to September 2011, where his responsibilities included, along with the company’s other directors, making all management decisions on behalf of the company. From February 2007 until November 2007, Mr. Klingert was on sabbatical. Prior to joining Morgan Stanley Investment Management, Mr. Klingert was Managing Director on the Management Committee and head of Municipal Portfolio Management and Liquidity at BlackRock, Inc., a financial services firm, from October 1991 through January 2007. From March 1985 until October 1991, Mr. Klingert was an Assistant Vice President Municipal Portfolio Manager at Merrill Lynch & Co., Inc., an investment bank. Mr. Klingert received a B.S. in Business Administration from SUNY Oswego in May 1984 and an M.B.A. in Finance from New York University in February 1990.

M. Paul Martin, age 55, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director - Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director - Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President - Information Technology for MS&Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager - Prime Brokerage and Securities Clearance Systems, and as Part-time Manager - IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant - Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Frank Smith, age 48, has been a Director of the General Partner since October 2014. Mr. Smith has also served as an Executive Director of Morgan Stanley Investment Management, a financial services firm, since August 2000, where his responsibilities include serving as Treasurer and Chief Financial Officer of Morgan Stanley Funds as well as Executive Director of U.S. Fund Administration. Mr. Smith has been listed as a principal of the General Partner since October 2014. Mr. Smith previously served as a senior manager of the audit group at PricewaterhouseCoopers, an accounting firm, from December 1997 to August 2000. Mr. Smith was responsible for managing the audits of multiple clients while at PricewaterhouseCoopers LLP. Prior to PricewaterhouseCoopers, Mr. Smith was a Fund Administration manager at BlackRock, Inc., a mutual fund complex, from July 1996 to December 1997. At BlackRock he oversaw multiple vendors who performed accounting services for the funds. From December 1994 to July 1996, Mr. Smith served as an audit manager at Coopers & Lybrand, an accounting firm, where he was responsible for managing multiple client audits. After college, Mr. Smith began his career at McGladrey & Pullen, LLP, certified public accountants, where he served as an audit manager from June 1987 to December 1994. At McGladrey & Pullen, he was responsible for managing multiple client audits. Mr. Smith received a B.S. in Accounting from St. John’s University in May 1987.

Feta Zabeli, age 54, has been a Director of the General Partner since October 2014. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multiasset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli was appointed to the Board of Directors of MSIM Inc., an affiliate of the General Partner effective January 30, 2015. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the as set management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. During the fourth quarter of 2014, as compensation for its services, the Partnership began paying the General Partner administrative fees, as described under “Item 1. Business.” During the fourth quarter of 2014, the General Partner earned $65,973 in administrative fees. Morgan Stanley Wealth Management, an affiliate of the General Partner, is the selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2014, Morgan Stanley Wealth Management earned $939,182 in ongoing selling agent fees from the Partnership. MS&Co., an affiliate of the General Partner, is the commodity broker for the Partnership and receives trading fees for such services, as described under “Item 1. Business.” For the year ended December 31, 2014, MS&Co. earned $99,062 in trading fees from the Partnership. As compensation for their services, the Partnership pays the Advisors management and incentive fees as described under “Item 1. Business.” For the year ended December 31, 2014, the Advisors earned $391,060 in management fees. There were no incentive fees earned by the Advisors for the year ended December 31, 2014. An Advisor will not be paid incentive fees or until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2015, the Partnership knows of one person who beneficially owns more than 5% of the Redeemable Units outstanding.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units	Virginia B. Fox TTEE Virginia B. Fox Trust U/A/D 1371 Pembroke Drive Bloomfield Hills, MI 48304-2654	1,778.2190 Redeemable Units	8.2%

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2014:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner units equivalents	General Partner	251.2299	1.1%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with related persons. None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable.

(c)	Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner, would be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business”, “Item 8. Financial Statements and Supplementary Data,” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) in the years ended December 31, 2014 and 2013 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2014	$139,900
2013	$122,200

(2)	Audit-Related Fees. None

(3)	Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Pricewaterhouse Coopers LLP. for tax compliance and tax advice given in the preparation of the Partnership’s Schedules K-1 the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2014	$28,660
2013	$28,660

(4)	All Other Fees. None.

(5)	Not Applicable.

(6)	Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

Statements of Financial Condition at December 31, 2014 and 2013.

Schedules of Investments at December 31, 2014 and 2013.

Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012.

Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012.

Notes to Financial Statements.

(2) Exhibits:

3.1	Limited Partnership Agreement (filed as Exhibit 3.1(a) to the Prospectus on Form 424(b)(3) filed on February 16, 2000 and incorporated herein by reference).

(a) Amendment No. 1 to the Limited Partnership Agreement deted as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

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

10.4

(a) Alternative Investments Selling Agent Agreement between the Partnership the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

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

(a) Letter from the General Partner extending Management Agreement with Aspect Capital Limited from June 30, 2014 to June 30, 2015, dated June 1, 2014 (filed herewith).

10.7

Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company, dated March 31, 2008 (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2008 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Eckhardt Trading Company from June 30, 2014 to June 30, 2015, dated June 1, 2014 (filed herewith).

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

(a) Letter from the General Partner extending Management Agreement with Graham Capital Management, L.P. from June 30, 2014 to June 30, 2015, dated June 1, 2014 (filed herewith).

(b) Amendment No. 1 to the Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P. effective April 1, 2014 (filed as Exhibit 10.9(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

10.10

Amendment and Restated Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 15, 2011 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with PGR Capital LLP, from June 30, 2014 to June 30, 2015, dated June 1, 2014 (filed herewith).

99.1	Financial Statements of CMF Aspect Master Fund L.P.

99.2	Financial Statements of CMF Graham Capital Master Fund L.P.

99.3	Financial Statements of CMF Eckhardt Master Fund L.P.

99.4	Financial Statements of PGR Master Fund L.P.

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
Patrick T. Egan , President & Director
Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Kevin Klingert	/s/ Alper Daglioglu
Patrick T. Egan	Kevin Klingert	Alper Daglioglu
President and Director	Director	Director
Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015

/s/ Steven Ross	/s/ Colbert Narcisse	/s/ Jeremy Beal
Steven Ross	Colbert Narcisse	Jeremy Beal
Chief Financial Officer	Director	Director
(Principal Accounting Officer) Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015

/s/ M. Paul Martin	/s/ Harry Handler	/s/ Frank Smith
M. Paul Martin	Harry Handler	Frank Smith
Director	Director	Director
Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015

/s/ Feta Zabeli
Feta Zabeli
Director
Ceres Managed Futures LLC
Date: March 30, 2015

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.