Form 10-Q
period 2015-03-31
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2015-05-13
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes       No X

As of April 30, 2015 21,153.3295 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2015	2014
Assets:
Investment in Funds (1), at fair value	$33,190,183	$24,255,824
Redemptions Receivable from Fund	—	6,899,906
Cash	101,966	75,501

Total assets	$33,292,149	$31,231,231

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$55,488	$52,052
Administrative fees	24,849	23,331
Management fees	37,029	32,805
Incentive fees	559,525	210,364
Other	104,195	71,675
Redemptions payable to General Partner	25,553	—
Redemptions payable to Limited Partners	611,577	131,176

Total liabilities	1,418,216	521,403

Partners’ Capital:
General Partner, 234.0209 and 251.2299 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively	347,500	344,289
Limited Partners, 21,231.1675 and 22,157.9425 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively	31,526,433	30,365,539

Total partners’ capital	31,873,933	30,709,828

Total liabilities and partners’ capital	$33,292,149	$31,231,231

Net asset value per unit	$1,484.91	$1,370.41

(1) Defined in Note 1.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

March 31, 2015

(Unaudited)

	Fair Value	% of Partners’ Capital

Investment in Funds
CMF Aspect Master Fund L.P.	$11,441,782	35.90%
CMF Graham Capital Master Fund L.P.	11,274,359	35.37
PGR Master Fund L.P.	10,474,042	32.86

Total investment in Funds, at fair value	$33,190,183	104.13%

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

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Investment income:
Interest income allocated from Funds	$569	$1,846

Expenses:
Ongoing selling agent fees	165,382	397,113
Expenses allocated from Funds	47,070	59,934
Administrative fees	74,094	—
Management fees	110,548	112,695
Incentive fees	559,525	—
Other	37,432	26,813

Total expenses	994,051	596,555

Net investment income (loss)	(993,482)	(594,709)

Trading Results:
Net realized gains (losses) on investments allocated from Funds	5,347,292	(836,352)
Change in net unrealized gains (losses) on investments allocated from Funds	(1,807,900)	(1,281,458)

Total trading results allocated from Funds	3,539,392	(2,117,810)

Net income (loss)	2,545,910	(2,712,519)
Redemptions - General Partner	(25,553)	—
Redemptions - Limited Partners	(1,356,252)	(1,885,420)

Net increase (decrease) in Partners’ Capital	1,164,105	(4,597,939)
Partners’ Capital, beginning of period	30,709,828	31,745,225

Partners’ Capital, end of period	$31,873,933	$27,147,286

Net asset value per unit (21,465.1884 and 26,041.6854 units outstanding at March 31, 2015 and 2014, respectively)	$1,484.91	$1,042.46

Net income (loss) per unit *	$114.50	$(98.48)

Weighted average units outstanding	22,197.7707	27,402.1867

* Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

1.	Organization:

Diversified 2000 Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 25, 1999, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership, through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States Treasury bills.

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

As of March 31, 2015, all commodity trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”), and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. References herein to “Advisors” may also include, as relevant, Eckhardt Trading Company (“Eckhardt”). Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

As of March 31, 2015, the Partnership’s/Fund’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

CMF Graham Capital Master Fund L.P. (“Graham Master”) and CMF Aspect Master Fund L.P. (“Aspect Master”) and PGR Master Fund L.P. (“PGR Master”), together with Graham Master and PGR Master, the “Funds”) have entered into a futures brokerage account agreement with MS&Co. Graham Master and Aspect Master entered into a foreign exchange brokerage account agreement with MS&Co. Prior to its liquidation, CMF Eckhardt Master Fund L.P. also entered into a futures account agreement with MS&Co. The Partnership, through its investment in the Funds, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

The Partnership he’s entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management receives a monthly selling agent fee equal to 2% per year of the Partnership’s adjusted net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sold Redeemable Units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.4% to an annual rate of 2.9%. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 2.9% to its current annual rate of 2%. As of the same date, the Partnership began paying an administrative fee to the General Partner at an annual rate of 0.9%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

Effective April 1, 2014, the management fee paid to Graham was reduced from 2% per year to 1.75% per year.

Effective July 1, 2014, the management fee paid to Eckhardt was reduced from 2% per year to 1% per year.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2015 and December 31, 2014, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

The clearing fees and other expenses allocated from the Funds which were previously disclosed separately on the Statements of Income and Expenses, are now disclosed in aggregate as expenses allocated from the Funds.

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

Partnership’s Investment: The Partnership carries its investments in the Funds at fair value based on the respective Fund’s net asset value per unit as calculated by the Funds.

Funds’ Investments: Fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange- traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

All commodity interests of the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in the trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported on the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Investment Company Status. The Partnership adopted, Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (loss) per unit: Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

Recent Accounting Pronouncement. In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU requires entities to provide the disclosures in Accounting Standards Codification (“ASC”) 820-10-50-6A only for investments for which they elect to use the NAV practical expedient to determine fair value. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, early adoption is permitted. The General Partner is currently evaluating the impact that the new pronouncement would have on the Partnership’s financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,
	2015	2014
Net realized and unrealized gains (losses)	$159.23	$(76.78)
Interest income	0.03	0.07
Expenses	(44.76)	(21.77)

Increase (decrease) for period	114.50	(98.48)
Net asset value per unit, beginning of period	1,370.41	1,140.94

Net asset value per unit, end of period	$1,484.91	$1,042.46

In the financial highlights, the ongoing selling agent fees and clearing fees allocated from the Funds which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit, are now excluded from net realized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

	Three Months Ended March 31,
	2015	2014
Ratios to average net assets:*
Net investment income (loss)**	(7.4)%	(8.2)%

Operating expenses	5.6%	8.3%
Incentive fees	1.8%	0.0%

Total expenses	7.4%	8.3%

Total return:
Total return before incentive fee	10.2%	(8.6)%
Incentive fees	(1.8)%	0.0%

Total return after incentive fee	8.4%	(8.6)%

* An nualized (other than incentive fees).

** In terest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Funds.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities are shown on the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement between the Partnership, the Funds and MS&Co. gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Funds are held for trading purposes.

Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds and the Partnership’s ownership of the Funds. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) paid to MS&Co. are borne by the Funds and allocated to the limited partners, including the Partnership.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2015 and December 31, 2014, the Partnership and the Funds’ investments were classified as either Level 1 or Level 2 and did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the three months ended March 31, 2015 and twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2015	Level 1	Level 2	Level 3
Assets
Investment in Funds	$33,190,183	$—	$33,190,183	$—

Net fair value	$33,190,183	$—	$33,190,183	$—

	December 31, 2014	Level 1	Level 2	Level 3
Assets
Investment in Funds	$24,255,824	$—	$24,255,824	$—

Net fair value	$24,255,824	$—	$24,255,824	$—

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

6.	Investments in Funds:

On March 1, 2005, the assets allocated to Aspect for trading were invested in Aspect Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 43,434.9465 units of Aspect Master with cash equal to $40,490,895, and a contribution of open commodity futures and forward contracts with a fair value of $2,944,052. Aspect Master permits accounts managed by Aspect using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure promotes efficiency and economy in the trading process.

On April 1, 2006, the assets allocated to Graham for trading were invested in Graham Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master permits accounts managed by Graham using the K4D - 15V program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure promotes efficiency and economy in the trading process.

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in Eckhardt Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 10,000.0000 units of Eckhardt Master with cash equal to $10,000,000. Eckhardt Master permitted accounts managed by Eckhardt using its Standard Program-Higher Leveraged, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Eckhardt Master on December 31, 2014 for cash equal to $6,899,906.

On November 1, 2010, the assets allocated to PGR for trading were invested in PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGR Master with cash equal to $5,000,000. PGR Master permits accounts managed by PGR using its Mayfair Investment Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of PGR Master. Individual and pooled accounts currently managed by PGR, including the Partnership, are permitted to be limited partners of PGR Master. The General Partner and PGR believe that trading through this structure promotes efficiency and economy in the trading process.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2015.

The Funds’ trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co.

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

Management, administrative and incentive fees are charged at the Partnership level. The clearing fees are borne by the Funds and allocated to the Funds’ limited partners, including the Partnership. All other fees are charged at the Partnership level.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

At March 31, 2015, the Partnership owned approximately 13.7% of Aspect Master, 21.4% of Graham Master, and 64.1% of PGR Master. As of December 31, 2014, the Partnership owned approximately 9.9% of Aspect Master, 17.4% of Graham Master and 60.5% of PGR Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital for the Funds is shown in the following tables.

	March 31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$83,801,311	$276,855	$83,524,456
Graham Master	53,531,559	737,451	52,794,108
PGR Master	16,427,390	78,360	16,349,030

	December 31, 2014
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$78,421,434	$50,766	$78,370,668
Graham Master	68,175,989	19,684,323	48,491,666
Eckhardt Master	12,064,484	12,064,484	—
PGR Master	13,420,372	48,556	13,371,816

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(59,710)	$8,187,646	$8,127,936
Graham Master	(57,342)	5,530,650	5,473,308
PGR Master	(26,165)	1,983,307	1,957,142

	For the three months ended March 31, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(80,498)	$(4,728,957)	$(4,809,455)
Graham Master	(75,682)	(5,807,290)	(5,882,972)
Eckhardt Master	(42,042)	6,518	(35,524)
PGR Master	(16,289)	(1,279,215)	(1,295,504)

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of, the Funds is shown in the following tables.

	March 31, 2015		For the three months ended March 31, 2015
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Aspect Master	35.90%	$11,441,782	$1,108,066	$4,552	$3,765	$1,099,749	Commodity Portfolio	Monthly
Graham Master	35.37%	11,274,359	1,150,180	6,407	5,901	1,137,872	Commodity Portfolio	Monthly
PGR Master	32.86%	10,474,042	1,281,715	6,127	20,318	1,255,270	Commodity Portfolio	Monthly

Total		$33,190,183	$3,539,961	$17,086	$29,984	$3,492,891

	December 31, 2014		For the three months ended March 31, 2014
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Aspect Master	25.18%	$7,732,770	$(481,906)	$5,707	$2,563	$(490,176)	Commodity Portfolio	Monthly
Graham Master	27.49%	8,442,627	(789,760)	4,836	5,923	(800,519)	Commodity Portfolio	Monthly
Eckhardt Master	0.00%	—	4,915	11,497	12,323	(18,905)	Commodity Portfolio	Monthly
PGR Master	26.31%	8,080,427	(849,213)	4,760	12,325	(866,298)	Commodity Portfolio	Monthly

Total		$24,255,824	$(2,115,964)	$26,800	$33,134	$(2,175,898)

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 7.5% to 34.8% of the Funds’ contracts are traded over the counter.

The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partner’s Capital.

Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Funds’ Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Funds’ Statements of Income and Expenses and Changes in Partner’s Capital.

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments Funds’ from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Funds’ Statements of Income and Expenses and Changes in Partner’s Capital.

Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partner’s Capital.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds’ to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as MS&Co. or its affiliates was the sole counterparty or broker with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co., the Funds’ counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Partnership/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

8.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on forward contracts, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2015, Partnership capital increased 3.8% from $30,709,828 to $31,873,933. This increase was attributable to the redemptions of 926.7750 Redeemable Units totaling $1,356,252 and redemptions of 17.2090 General Partner units equivalents totaling $25,553 coupled with the net gain of $2,545,910. Future redemptions can impact the amount of funds available for investment in Funds in subsequent months.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership/Funds records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized trading gains (losses) in the Statements of Income and Expenses and Changes in Partner’s Capital.

Results of Operations

During the first quarter of 2015, the Partnership’s net asset value per unit increased 8.4% from $1,370.41 to $1,484.91 as compared to a decrease of 8.6% in the first quarter of 2014. The Partnership experienced a net trading gain through its investment in the Funds’ before fees and expenses in the first quarter of 2015 of $3,539,392. Gains were primarily attributable to the Funds trading in currencies, grains, U.S. and non-U.S. interest rates, energy, livestock, indices and softs and were partially offset by losses in metals. The Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the first quarter of 2014 of $2,117,810. Losses were primarily attributable to the Funds trading in currencies, energy, livestock, metals, softs and U.S. and non-U.S. interest rates and were partially offset by gains in grains and indices.

The most significant gains were achieved within the global interest rate sector during January from long positions in European fixed income futures as prices advanced on increased speculation that slow growth in the Eurozone economy will spur the European Central Bank to increase its quantitative easing measures. Additional gains during January were experienced from long positions in U.S. Treasury note and Treasury bond futures as prices climbed higher over investor concern that record crude oil inventories could dampen inflation projections in the U.S. Within the currency sector, gains were experienced during January from short positions in the euro versus the U.S. dollar as the relative value of the euro moved lower over renewed concerns that political turmoil in Greece could spur that nation’s exit from the European Union. During March, further gains within the currency sector were recorded from short positions in the euro versus the U.S. dollar as the relative value of the dollar advanced on reports of U.S. manufacturing growth and speculation the Federal Reserve remained committed to increasing interest rates in the near future. Within the global stock index sector, gains were recorded primarily during February from long positions in U.S., European, and Asian equity index futures as prices moved higher as positive global macro-economic signals spurred investor sentiment. Within the energies, gains were achieved during January from short positions in crude oil and its related products as prices declined amid speculation the OPEC nations would maintain current levels of crude oil production to curb output growth from shale production. Additional gains in the energy markets were recorded during March from short positions in crude oil and its related products as prices moved lower as production from the U.S. and Middle East added to a growing global supply glut. Additional gains were experienced within the agricultural markets during March from short positions in sugar and coffee futures after rainy conditions in Brazil’s farming region boosted prospects for the nation’s crop harvests. The Partnership’s trading gains during the quarter were partially offset by trading losses incurred within the metals markets during February primarily from short positions in copper futures as prices advanced amid signs global supplies would tighten. During January, losses in the metals markets were experienced due to short positions in gold futures as prices advanced as a dispute between Greece’s prime minister and international lenders escalated, boosting demand for the precious metal as a store of value.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income from investment in the Funds for the three months ended March 31, 2015 decreased by $1,277, as compared to the corresponding period in 2014. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. had control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2015 decreased by $231,731, as compared to the corresponding period in 2014. The decrease in ongoing selling agent fees is primarily due to a decrease in average net assets during the three months ended March 31, 2015, as compared to the corresponding period in 2014, as well as reductions in ongoing selling agent fees from an annual rate of 5.4% to an annual rate of 2.9% effective April 1, 2014 as discussed in Note 1.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the periods. Clearing fees for the three months ended March 31, 2015 decreased by $9,714, as compared to the corresponding period in 2014. The decrease in clearing fees is primarily due to an decrease in the number of trades executed during the three months ended March 31, 2015, as compared to the corresponding period in 2014.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2015 decreased by $2,147, as compared to the corresponding periods in 2014. The decrease in management fees is primarily due to lower average net assets during the three months ended March 31, 2015, as compared to the corresponding period in 2014, as well as a reduction in management fee rates as discussed in Note 1.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable annually. Incentive fees earned for the three months ended March 31, 2015 and 2014 were $559,525 and $0, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2015 and December 31, 2014, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2015		December 31, 2014
Aspect Capital Limited	$11,201,255	35%	$7,675,809	25%
Graham Capital Management L.P.	$10,465,090	33%	$8,420,106	27%
Eckhardt Trading Company	$—	—%	$6,748,240	22%
PGR Capital LLP	$10,207,588	32%	$7,865,673	26%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investments in the Funds. The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds’ main line of business.

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

The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership/Funds’ past performance is not necessarily indicative of their future results.

“Value at Risk” is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds’ speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership/Funds’ attempts to manage its market risk.

Exchange margin requirements have been used by the Partnership/Funds as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealer and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probalistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investments in the Funds, as of March 31, 2015 and December 31, 2015. As of March 31, 2015, the Partnership’s total capitalization was $31,873,933.

March 31, 2015

Market Sector	Value at Risk	% of Total Capitalization

Currencies	$1,699,899	5.33%
Energy	455,399	1.43%
Grains	176,711	0.55%
Interest Rates U.S.	211,076	0.66%
Interest Rates Non-U.S.	725,805	2.28%
Livestock	13,109	0.04%
Metals	462,041	1.45%
Softs	215,529	0.68%
Indices	1,335,523	4.19%

Total	$5,295,092	16.61%

As of December 31, 2014, the Partnership’s total capitalization was $30,709,828. December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization

Currencies	$1,393,510	4.54%
Energy	583,130	1.90%
Grains	76,556	0.25%
Interest Rates U.S.	201,067	0.65%
Interest Rates Non-U.S.	908,313	2.96%
Livestock	12,905	0.04%
Metals	321,402	1.05%
Softs	160,299	0.52%
Indices	1,021,065	3.32%

Total	$4,678,247	15.23%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2015 and December 31, 2014, and the highest, lowest and average value during the three months ended March 31, 2015, and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of March 31, 2015, Aspect Master’s total capitalization was $83,524,456. The Partnership owned approximately 13.7% of Aspect Master. As of March 31, 2015, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

March 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,249,972	6.28%	$7,618,931	$621,769	$5,048,435
Energy	1,096,174	1.31%	1,526,470	1,008,865	1,172,579
Grains	499,803	0.60%	577,885	169,143	480,353
Indices	2,786,265	3.33%	3,105,216	1,234,846	2,524,755
Interest Rates U.S.	323,045	0.39%	385,653	89,018	281,473
Interest Rates Non-U.S.	1,559,136	1.87%	2,845,509	1,276,960	1,760,267
Livestock	88,275	0.11%	142,230	49,995	71,786
Metals	1,309,875	1.57%	1,556,855	635,320	1,051,216
Softs	600,792	0.72%	600,792	392,228	489,049

Total	$13,513,337	16.18%

*	Average of month-end Values at Risk.

As of December 31, 2014, Aspect Master’s total capitalization was $78,370,668. The Partnership owned approximately 9.9% of Aspect Master. As of December 31, 2014, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,363,857	6.84%	$8,988,668	$4,216,734	$6,042,682
Energy	1,391,555	1.78%	2,217,050	350,285	1,038,970
Grains	177,860	0.23%	1,084,329	177,860	478,736
Indices	1,694,021	2.16%	3,786,974	433,618	2,147,069
Interest Rates U.S.	278,316	0.35%	802,798	81,696	376,114
Interest Rates Non-U.S.	2,657,992	3.39%	3,729,772	757,202	2,139,887
Livestock	115,830	0.15%	217,350	29,040	109,643
Metals	641,723	0.82%	1,569,663	534,577	901,895
Softs	453,010	0.58%	478,791	169,885	351,314

Total	$12,774,164	16.30%

*	Annual Average of month-end Values at Risk.

As of March 31,2015, Graham Master’s total capitalization was $52,794,108. The Partnership owned approximately 21.4% of Graham Master. As of March 31,2015, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

March 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,198,614	6.06%	$3,817,184	$58,036	$1,368,933
Energy	410,966	0.78%	1,133,165	243,890	631,214
Grains	368,390	0.70%	452,980	112,442	329,742
Indices	2,818,340	5.34%	3,493,786	2,151,843	2,844,391
Interest Rates U.S.	451,358	0.85%	689,783	142,516	564,421
Interest Rates Non-U.S.	1,282,339	2.43%	2,292,571	1,158,877	1,331,189
Metals	904,364	1.71%	1,224,255	543,855	878,803
Softs	413,723	0.78%	413,723	167,284	318,606

Total	$9,848,094	18.65%

*	Average of month-end Values at Risk.

As of December 31, 2014, Graham Master’s total capitalization was $48,491,666. The Partnership owned approximately 17.4% of Graham Master. As of December 31, 2014, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,524,892	7.27%	$7,408,178	$160,727	$4,099,735
Energy	994,978	2.05%	1,183,518	161,238	757,584
Grains	230,806	0.48%	710,585	226,314	447,027
Indices	3,197,084	6.59%	4,267,882	1,802,855	3,229,694
Interest Rates U.S.	684,915	1.41%	922,384	375,684	646,928
Interest Rates Non-U.S.	2,292,571	4.73%	2,318,863	695,485	1,720,207
Metals	658,941	1.36%	2,154,978	360,017	1,169,173
Softs	333,883	0.69%	584,007	137,321	266,647

Total	$11,918,070	24.58%

*	Annual Average of month-end Value at Risk

As of March 31, 2015, PGR Master’s total capitalization was $16,349,030. The Partnership owned approximately 64.1% of PGR Master. As of March 31, 2015, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

March 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$462,011	2.82%	$648,384	$236,500	$438,621
Energy	338,965	2.07%	525,580	251,350	358,389
Grains	45,870	0.28%	77,770	25,245	55,183
Indices	547,083	3.35%	978,951	136,875	547,432
Interest Rates U.S.	109,560	0.67%	111,650	73,150	106,095
Interest Rates Non-U.S.	370,956	2.27%	503,581	304,338	397,713
Livestock	1,584	0.01%	3,168	792	528
Metals	138,930	0.85%	294,910	94,160	148,977
Softs	69,710	0.43%	111,775	46,040	65,914

Total	$2,084,669	12.75%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

Other Litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co. in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against MS&Co. have not yet been set for trial. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $66 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $108 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $108 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $41 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $41 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $64 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $64 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $71 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $71 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On September 12, 2014, MS&Co. filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, MS&Co. filed an amended answer to the complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $289 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $289 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $204 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $204 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation.

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne structured investment vehicle”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne structured investment vehicle were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne structured investment vehicle. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne structured investment vehicle. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied the defendants’ motion to dismiss the amended complaint on August 22, 2013, and granted class certification on October 17, 2013. On October 30, 2013, the defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, the plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation, which received preliminary court approval December 2, 2014. The final approval hearing is scheduled for July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled, Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

In re Morgan Stanley Mortgage Pass-Through Certificates Litigation, which had been pending in the SDNY, was a putative class action involving allegations that, among other things, the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. On December 18, 2014, the parties’ agreement to settle the litigation received final court approval, and on December 19, 2014, the court entered an order dismissing the action.

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

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units) Purchased*	(b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 — January 31, 2015	119.291	$ 1,456.20	N/A	N/A
February 1, 2015 — February 28, 2015	395.623	$ 1,443.20	N/A	N/A
March 1, 2015 — March 31, 2015	411.861	$ 1,484.91	N/A	N/A
	926.775	$ 1,463.41

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

(e) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(f) Certificate of Amendment to the Certificate of Limited Partnership as filed in the Office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(f) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

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

10.1 Form of Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on September 23, 1999 and incorporated herein by reference).

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

(a) Letter from the General Partner amending Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.4(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(b) Letter from the General Partner amending Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management dated as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 10.4(c) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.5 Management Agreement among the Partnership, the General Partner and Aspect Capital Limited, dated January 3, 2002 (filed as Exhibit 99 to the Annual Report on Form 10-K filed on March 27, 2003 and incorporated herein by reference).

(a) Letter from the General Partner extending Management with Aspect Capital Limited for 2014, dated June 1, 2013 (filed as Exhibit 10.6(a) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.6 Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company, dated March 31, 2008 (filed as Exhibit 10 to the Quarterly Report on Form 10-Q filed on August 14, 2008 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Eckhardt Trading Company for 2014, dated June 1, 2013 (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

(b) Amendment No. 1 to the Management Agreement among the Partnership, the General Partner and Eckhardt Trading Company dated July 1, 2014 (filed as Exhibit 10.7(b) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.7 Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P., dated March 1, 2001 (filed as Exhibit 10 to the Annual Report on Form 10-K filed on March 27, 2002 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Graham Capital Management, L.P. for 2014, dated June 1, 2013 (filed as Exhibit 10.9(a) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

(b) Amendment No. 1 to the Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P. effective April 1, 2014 (filed as Exhibit 10.9(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

10.8 Amended and Restated Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 15, 2011 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with PGR Capital LLP for 2014, dated June 1, 2013 (filed as Exhibit 10.11(a) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

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

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director

Date:	May 13, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date:	May 13, 2015