Form 10-Q
period 2015-06-30
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2015-08-12
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes       No X

As of July 31, 2015 20,875.5995 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2015	2014
Assets:
Investment in Funds (1), at fair value	28,237,963	$24,255,824
Redemptions Receivable from Fund	—	6,899,906
Cash	62,587	75,501

Total assets	$28,300,550	$31,231,231

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$47,168	$52,052
General Partner fees	21,140	23,331
Management fees	31,447	32,805
Incentive fees	16,417	210,364
Other	66,975	71,675
Redemptions payable to Limited Partners	77,393	131,176

Total liabilities	260,540	521,403

Partners’ Capital:
General Partner, 234.0209 and 251.2299 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	308,093	344,289
Limited Partners, 21,064.5775 and 22,157.9425 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	27,731,917	30,365,539

Total partners’ capital	28,040,010	30,709,828

Total liabilities and partners’ capital	$28,300,550	$31,231,231

Net asset value per unit	$1,316.52	$1,370.41

(1) Defined in Note 1.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

June 30, 2015

(Unaudited)

	Fair Value	% of Partners’ Capital

Investment in Funds
CMF Aspect Master Fund L.P.	$9,663,679	34.46%
CMF Graham Capital Master Fund L.P.	9,527,609	33.98
PGR Master Fund L.P.	9,046,675	32.26

Total investment in Funds, at fair value	$28,237,963	100.70%

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

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2015	2014	2015	2014
Investment income:
Interest income allocated from Funds	$460	$900	$1,029	$2,746

Expenses:
Ongoing selling agent fees	147,573	200,400	312,955	597,513
Expenses allocated from Funds	39,133	53,977	86,204	113,911
General Partner fees	66,120	—	140,214	—
Management fees	98,454	101,952	209,002	214,647
Incentive fees	(543,108)	—	16,417	—
Other	43,756	38,188	81,187	65,001

Total expenses	(148,072)	394,517	845,979	991,072

Net investment income (loss)	148,532	(393,617)	(844,950)	(988,326)

Trading Results:
Net realized gains (losses) on investments allocated from Funds	(2,575,130)	1,353,173	2,772,162	516,821
Change in net unrealized gains (losses) on investments allocated from Funds	(1,180,057)	631,868	(2,987,957)	(649,590)

Total trading results allocated from Funds	(3,755,187)	1,985,041	(215,795)	(132,769)

Net income (loss)	(3,606,655)	1,591,424	(1,060,745)	(1,121,095)
Redemptions - General Partner	—	—	(25,553)	—
Redemptions - Limited Partners	(227,268)	(1,569,786)	(1,583,520)	(3,455,206)

Net increase (decrease) in Partners’ Capital	(3,833,923)	21,638	(2,669,818)	(4,576,301)
Partners’ Capital, beginning of period	31,873,933	27,147,286	30,709,828	31,745,225

Partners’ Capital, end of period	$28,040,010	$27,168,924	$28,040,010	$27,168,924

Net asset value per unit (21,298.5984 and 24,577.8824 units outstanding at June 30, 2015 and 2014, respectively)	$1,316.52	$1,105.42	$1,316.52	$1,105.42

Net income (loss) per unit *	$(168.39)	$62.96	$(53.89)	$(35.52)

Weighted average units outstanding	21,403.3077	25,396.8881	21,800.5392	26,399.5374

* Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

1.	Organization:

Diversified 2000 Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 25, 1999, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership, through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills.

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

As of June 30, 2015, all commodity trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”), and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. References herein to “Advisors” may also include, as relevant, Eckhardt Trading Company (“Eckhardt”). Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

As of June 30, 2015, the Partnership’s/Fund’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. is a wholly owned subsidiary of Morgan Stanley.

CMF Graham Capital Master Fund L.P. (“Graham Master”) and CMF Aspect Master Fund L.P. (“Aspect Master”) and PGR Master Fund L.P. (“PGR Master”) (together with Graham Master and PGR Master, the “Funds”), have entered into a futures brokerage account agreement with MS&Co. Graham Master and Aspect Master entered into a foreign exchange brokerage account agreement with MS&Co. Prior to its liquidation, CMF Eckhardt Master Fund L.P. also entered into a futures account agreement with MS&Co. The Partnership, through its investment in the Funds, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

The Partnership has entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management receives a monthly selling agent fee equal to 2% per year of the Partnership’s adjusted net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sold Redeemable Units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.4% to an annual rate of 2.9%.

Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 2.9% to its current annual rate of 2%. As of the same date, the Partnership began paying a fee to the General Partner at an annual rate of 0.9%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

Effective April 1, 2014, the management fee paid to Graham was reduced from 2% per year to 1.75% per year.

Effective July 1, 2014, the management fee paid to Eckhardt was reduced from 2% per year to 1% per year.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2015, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights, the ongoing selling agent fees and clearing fees allocated from the Funds which were previously included in the net realized and unrealized gains (losses) per unit and excluded from expenses per unit, are now excluded from the net realized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table. Additionally, the clearing fees and other expenses allocated from the Funds which were previously disclosed separately on the Statements of Income and Expenses, are now disclosed in aggregate as expenses allocated from the Funds.

Amounts previously referred to as Administrative fees are now referred to as General Partner fees in these financial statements.

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

Funds’ Investments: Fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange- traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services.

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

Investment Company Status. The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the statements of income and expenses.

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (loss) per unit: Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

Recent Accounting Pronouncement. In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of funds structures). The ASU requires that investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	2015	2014	2015	2014
Net realized and unrealized gains (losses)	$(175.28)	$78.48	$(16.05)	$1.70
Net investment income/(loss)	6.89	(15.52)	(37.84)	(37.22)

Increase (decrease) for period	(168.39)	62.96	(53.89)	(35.52)
Net asset value per unit, beginning of period	1,484.91	1,042.46	1,370.41	1,140.94

Net asset value per unit, end of period	$1,316.52	$1,105.42	$1,316.52	$1,105.42

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	2015	2014	2015	2014
Ratios to average net assets:*
Net investment loss**	(3.5)%	(5.9)%	(5.6)%	(7.1)%

Operating expenses	5.3%	5.9%	5.5%	7.1%
Incentive fees	(1.8)%	—%	0.1%	—%

Total expenses	3.5%	5.9%	5.6%	7.1%

Total return:
Total return before incentive fee	(13.1)%	6.0%	(3.9)%	(3.1)%
Incentive fees	1.8%	—%	(0.1)%	—%

Total return after incentive fee	(11.3)%	6.0%	(4.0)%	(3.1)%

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

June 30, 2015

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

June 30, 2015

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2015 and December 31, 2014, the Partnership and the Funds’ investments were classified as either Level 1 or Level 2 and did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the six months ended June 30, 2015 and twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2015.

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

The General Partner fees and management and incentive fees are charged at the Partnership level. The clearing fees are borne by the Funds and allocated to the Funds’ limited partners, including the Partnership. All other fees are charged at the Partnership level.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

As of June 30, 2015, the Partnership owned approximately 14.9% of Aspect Master, 20.0% of Graham Master, and 50.0% of PGR Master. As of December 31, 2014, the Partnership owned approximately 9.9% of Aspect Master,17.4% of Graham Master, 60.5% of PGR Master.

It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital for the Funds is shown in the following tables.

	June 30, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$65,979,127	$987,978	$64,991,149
Graham Master	48,491,512	931,311	47,560,201
PGR Master	18,646,328	541,579	18,104,749

	December 31, 2014
	Total Assets	Total Liabilities	Total Capital
Aspect Master	$78,421,434	$50,766	$78,370,668
Graham Master	68,175,989	19,684,323	48,491,666
Eckhardt Master	12,064,484	12,064,484	—
PGR Master	13,420,372	48,556	13,371,816

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(66,963)	$(10,562,657)	$(10,629,620)
Graham Master	(51,528)	(2,277,353)	(2,328,881)
PGR Master	(18,439)	(3,279,633)	(3,298,072)

	For the six months ended June 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(126,673)	$(2,375,011)	$(2,501,684)
Graham Master	(108,870)	3,253,297	3,144,427
PGR Master	(44,604)	(1,296,326)	(1,340,930)

	For the three months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(53,633)	$4,147,774	$4,094,141
Graham Master	(39,026)	4,311,690	4,272,664
Eckhardt Master	(38,699)	447,898	409,199
PGR Master	(20,415)	1,296,186	1,275,771

	For the six months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(134,131)	$(581,183)	$(715,314)
Graham Master	(114,708)	(1,495,600)	(1,610,308)
Eckhardt Master	(80,741)	454,416	373,675
PGR Master	(36,704)	16,971	(19,733)

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of, the Funds is shown in the following tables.

	June 30, 2015		For the three months ended June 30, 2015
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Aspect Master	34.46%	$9,663,679	$(1,493,561)	$5,697	$7,940	$(1,507,198)	Commodity Portfolio	Monthly
Graham Master	33.98%	9,527,609	(461,790)	5,866	4,699	(472,355)	Commodity Portfolio	Monthly
PGR Master	32.26%	9,046,675	(1,799,376)	4,789	13,909	(1,818,074)	Commodity Portfolio	Monthly

Total		$28,237,963	$(3,754,727)	$16,352	$26,548	$(3,797,627)

	June 30, 2015		For the six months ended June 30, 2015
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Clearing fees	Other	(Loss)	Objective	Permitted
Aspect Master	34.46%	$9,663,679	$(385,494)	$10,249	$11,705	$(407,448)	Commodity Portfolio	Monthly
Graham Master	33.98%	9,527,609	688,389	12,273	10,600	665,516	Commodity Portfolio	Monthly
PGR Master	32.26%	9,046,675	(517,661)	10,916	34,227	(562,804)	Commodity Portfolio	Monthly

Total		$28,237,963	$(214,766)	$33,438	$56,532	$(304,736)

	December 31, 2014		For the three months ended June 30, 2014
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Clearing fees	Other	(Loss)	Objective	Permitted
Aspect Master	25.18%	$7,732,770	$413,782	$3,439	$2,210	408,133	Commodity Portfolio	Monthly
Graham Master	27.49%	8,442,627	591,702	4,119	1,484	586,099	Commodity Portfolio	Monthly
Eckhardt Master	0.00%	—	251,331	9,341	12,552	229,438	Commodity Portfolio	Monthly
PGR Master	26.31%	8,080,427	729,126	4,845	15,987	708,294	Commodity Portfolio	Monthly

Total		$24,255,824	$1,985,941	$21,744	$32,233	$1,931,964

	December 31, 2014		For the six months ended June 30, 2014
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Clearing fees	Other	(Loss)	Objective	Permitted
Aspect Master	25.18%	$7,732,770	$(68,123)	$9,146	$4,773	$(82,042)	Commodity Portfolio	Monthly
Graham Master	27.49%	8,442,627	(198,059)	8,955	7,407	(214,421)	Commodity Portfolio	Monthly
Eckhardt Master	0.00%	—	256,246	20,838	24,875	210,533	Commodity Portfolio	Monthly
PGR Master	26.31%	8,080,427	(120,087)	9,605	28,312	(158,004)	Commodity Portfolio	Monthly

Total		$24,255,824	$(130,023)	$48,544	$65,367	$(243,934)

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 24.3% to 35.6% of the Funds’ contracts are traded over the counter.

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

June 30, 2015

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

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no other subsequent events requiring adjustment of or disclosure in the financial statements.

On or about July 31, 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership. The General Partner does not expect that such additional expense will have a material impact on the Partnership’s break even point.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on forward contracts, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2015, Partnership capital increased 8.7% from $30,709,828 to $28,040,010. This increase was attributable to the redemptions of 1,093.3650 Redeemable Units totaling $1,583,520 and redemptions of 17.2090 General Partner units equivalents totaling $25,553 coupled with the net loss of $1,060,745. Future redemptions can impact the amount of funds available for investment in Funds in subsequent months.

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

Results of Operations

During the second quarter of 2015, the Partnership’s net asset value per unit decreased 11.3% from $1,484.91 to $1,316.52 as compared to a increase of 6.0% in the second quarter of 2014. The Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the second quarter of 2015 of $3,755,187. Losses were primarily attributable to the Funds trading in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals, and indices and were partially offset by gains in softs. The Partnership experienced a net trading gain through its investment in the Funds before fees and expenses in the second quarter of 2014 of $1,985,041. Gains were primarily attributable to the Funds trading in energy, grains, U.S. and non-U.S. interest rates, livestock, and indices and were partially offset by losses in currencies, metals and softs.

The most significant losses were incurred within the global interest rate markets, during April, May, and June from long positions in European fixed income futures as prices moved lower amid investor concern Greece’s debt crisis would imperil the Eurozone economy. Additional losses were incurred during April, May, and June from long positions in U.S. Treasury note futures as prices fell after the release of weaker-than-expected economic data in the U.S. increased uncertainty over the timing of potential interest rate increase by the Fed. Within the currency sector, losses were experienced primarily during April from short positions in the euro and British pound versus the U.S. dollar after the relative value of the dollar declined following the release of lower-than-expected first quarter Gross Domestic Product totals in the U.S. Additional losses in this sector were incurred during June from short positions in the euro and Japanese yen versus the U.S. dollar. Within the energy markets, losses were recorded primarily during April from short positions in crude oil and its related products as prices advanced amid growing expectations that a decline in U.S oil rigs will curb production and as renewed fighting in Yemen threatened supplies from the Middle East. Within the agricultural markets, losses were experienced during June from short positions in wheat, soybeans, and corn futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. Additional losses were incurred during April from short positions in sugar futures as prices rose as wet weather slowed the cane harvest in Brazil. Losses within the metals markets were recorded during April from short positions in aluminum, copper, and nickel futures as prices climbed higher as speculation mounted that China’s central government would soon announce further quantitative easing measures, boosting demand for industrial metals.

During the Partnership’s six months ended June 30, 2015, the net asset value per unit decreased 3.9% from $1,370.41 to $1,316.52 as compared to a decrease of 3.1% in the same period of 2014. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and expenses in the six months ended June 30, 2015 of $215,795. Losses were primarily attributable to the Funds trading in energy, grains, U.S. interest rates, metals, and livestock and were partially offset by gains in indices, currencies, non-U.S. interest rates and softs. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and expenses in the six months ended June 30, 2014 of $132,769. Losses were primarily attributable to the Funds trading in energy, U.S. interest rates, metals, and softs and were partially offset by gains in indices, currencies, grains, non-U.S. interest rates and livestock.

The most significant losses were incurred within the energy markets during February from short positions in gasoil, heating oil, and Brent crude oil futures as prices rallied as cold weather blanketed much of the U.S. and OPEC released a bullish monthly oil-market report. Additional losses in the energy sector were experienced during April from short positions in crude oil and its related products as prices advanced amid growing expectations that a decline in U.S oil rigs will curb production and as renewed fighting in Yemen threatened supplies from the Middle East. Within the agricultural markets, losses were recorded primarily during June from short positions in wheat, soybeans, and corn futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. Additional losses were incurred during April from short positions in sugar futures as prices rose as wet weather slowed the cane harvest in Brazil. Within the metals markets, losses were incurred during April from short positions in aluminum, copper, and nickel futures as prices climbed higher as speculation mounted that China’s central government would soon announce further quantitative easing measures, boosting demand for industrial metals. The Partnership’s losses for the first six months of the year were offset by trading gains achieved within the global stock index sector during February from long positions in U.S., European, and Asian equity index futures as prices moved higher as positive global macro-economic signals spurred investor sentiment. Additional gains were recorded during April and May from long positions in Asian equity index futures as prices rallied as weak economic data stoked expectations that China would introduce further stimulus measures to support growth. Within the currency markets, gains were experienced during January from short positions in the euro versus the U.S. dollar as the relative value of the euro moved lower over renewed concerns that political turmoil in Greece could spur that nation’s exit from the European Union. During March, further gains within the currency sector were recorded from short positions in the euro versus the U.S. dollar as the relative value of the dollar advanced on reports of U.S. manufacturing growth and speculation the Federal Reserve remained committed to increasing interest rates in the near future. Additional gains were recorded in the global interest rate markets, primarily during January, from long positions in European fixed income futures as prices advanced on increased speculation that slow growth in the Eurozone economy would spur the European Central Bank to increase its quantitative easing measures.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S.Treasury bill discount rate, as applicable. All interest earned on U.S. Treasury bills purchased will be retained by the Fund. Interest income from investment in the Funds for the three and six months ended June 30, 2015 decreased by $440 and $1,717, respectively, as compared to the corresponding periods in 2014. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during three and six months ended June 30, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. had control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2015 decreased by $52,827 and $284,558, respectively, as compared to the corresponding period in 2014. The decrease in ongoing selling agent fees is primarily due to a decrease in average net assets during the three and six months ended June 30, 2015, as compared to the corresponding period in 2014, as well as reductions in ongoing selling agent fees from an annual rate of 5.4% to an annual rate of 2.9% effective April 1, 2014 as discussed in Note 1.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the periods. Clearing fees for the three and six months ended June 30, 2015 decreased by $5,392 and $15,106, as compared to the corresponding periods in 2014. The decrease in clearing fees is primarily due to an decrease in the number of trades executed during the three and six months ended June 30, 2015 as compared to the corresponding periods in 2014.

The General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and is affected by trading performance, subscriptions and redemptions. Accordingly, it must be analyzed in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and six months ended June 30, 2015 was $66,120 and $140,214, respectively. This is a new fee implemented by the Partnership effective October 1, 2014.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net assets values. Management fees for the three and six months ended June 30, 2015 decreased by $3,498 and $5,645, respectively, as compared to the corresponding periods in 2014. The decrease in management fees is primarily due to lower average net assets during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014, as well as a reduction in management fee rates as discussed in Note 1.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended June 30, 2015 resulted in a reversal of an incentive fee accrual of $543,108. Incentive fees earned for the six months ended June 30, 2015 were 16,417. There were no incentive fees earned for the three and six months ended June 30, 2014.To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2015 and December 31, 2014, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	June 30, 2015		March 31, 2015
Aspect Capital Limited	$9,622,903	34%	$11,201,255	35%
Graham Capital Management L.P.	$9,405,128	34%	$10,465,090	33%
PGR Capital LLP	$9,011,979	32%	$10,207,588	32%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investments in the Funds, as of June 30, 2015 and December 31, 2014. As of June 30, 2015, the Partnership’s total capitalization was $28,040,010.

June 30, 2015

Market Sector	Value at Risk	% of Total Capitalization

Currencies	$1,221,652	4.36%
Energy	360,966	1.29%
Grains	183,701	0.65%
Interest Rates U.S.	147,374	0.53%
Interest Rates Non-U.S.	332,121	1.18%
Livestock	20,090	0.07%
Metals	673,964	2.40%
Softs	226,430	0.81%
Indices	900,444	3.21%

Total	$4,066,742	14.50%

As of December 31, 2014, the Partnership’s total capitalization was $30,709,828. December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization

Currencies	$1,393,510	4.54%
Energy	583,130	1.90%
Grains	76,556	0.25%
Interest Rates U.S.	201,067	0.65%
Interest Rates Non-U.S.	908,313	2.96%
Livestock	12,905	0.04%
Metals	321,402	1.05%
Softs	160,299	0.52%
Indices	1,021,065	3.32%

Total	$4,678,247	15.23%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2015 and December 31, 2014, and the highest, lowest and average value during the three months ended June 30, 2015, and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of June 30, 2015, Aspect Master’s total capitalization was $64,991,149. The Partnership owned approximately 14.9% of Aspect Master. As of June 30, 2015, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,125,117	6.35%	$7,578,242	$3,846,414	$5,832,673
Energy	1,041,348	1.60%	1,152,219	529,815	1,014,594
Grains	378,911	0.58%	626,362	378,911	538,151
Indices	1,172,806	1.80%	3,365,637	1,172,806	2,391,723
Interest Rates U.S.	391,188	0.60%	558,855	251,521	428,212
Interest Rates Non-U.S.	849,971	1.31%	1,927,379	676,060	1,158,710
Livestock	127,116	0.20%	127,116	64,614	105,138
Metals	1,877,567	2.89%	1,877,567	798,672	1,398,515
Softs	560,843	0.86%	609,644	373,259	538,796

Total	$10,524,867	16.19%

*	Average of month-end Values at Risk.

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

As of June 30, 2015, Graham Master’s total capitalization was $47,560,201. The Partnership owned approximately 20.0% of Graham Master. As of June 30, 2015, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

June 30, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,179,077	4.58%	$4,120,486	$2,082,488	$3,092,349
Energy	587,538	1.24%	876,808	304,990	587,223
Grains	423,940	0.89%	467,830	333,828	439,267
Indices	1,951,320	4.10%	2,808,563	1,450,761	2,086,290
Interest Rates U.S.	256,443	0.54%	947,667	157,672	534,682
Interest Rates Non-U.S.	554,305	1.17%	1,284,761	460,683	855,148
Metals	1,390,809	2.92%	1,424,300	477,532	1,080,179
Softs	305,878	0.64%	455,751	280,360	397,708

Total	$7,649,310	16.08%

*	Average of month-end Values at Risk.

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

As of June 30, 2015, PGR Master’s total capitalization was $18,104,749. The Partnership owned approximately 50.0% of PGR Master. As of June 30, 2015, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

June 30, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$ 343,693	1.90%	$674,201	$298,837	$386,767
Energy	176,939	0.98%	389,785	132,666	162,749
Grains	84,920	0.47%	128,590	46,090	96,507
Indices	670,664	3.70%	1,021,129	629,280	839,163
Interest Rates U.S.	75,708	0.42%	235,978	73,893	128,554
Interest Rates Non-U.S.	189,481	1.05%	479,791	126,084	254,728
Livestock	2,376	0.01%	3,960	1,584	2,376
Metals	232,474	1.28%	232,474	30,874	135,009
Softs	163,596	0.90%	163,596	77,935	122,135

Total	$1,939,851	10.71%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the U.S. Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

The Company has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. While the Company and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that the Company and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by the Company. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay the IL AG approximately $88 million. The Company does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company does not agree with NYAG’s allegations and has presented defenses to them to NYAG.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $63 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $63 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $590 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $590 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $283 million, and the certificates had incurred actual losses of approximately $80 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $200 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $200 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or its affiliates or sold to plaintiff’s affiliates’ clients by the Company and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and was pending in the SDNY. On January 31, 2014, the plaintiffs filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company and certain affiliates. A complaint against the Company and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, NY County styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation.

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

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units) Purchased*	(b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 — April 30, 2015	77.8380	$ 1,388.35	N/A	N/A
May 1, 2015 — May 31, 2015	29.9660	$ 1,395.21	N/A	N/A
June 1, 2015 — June 30, 2015	58.7860	$ 1,316.52	N/A	N/A
	166.5900	$ 1,364.24

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

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Mine Safety Disclosures — Not Applicable

Item 5.	Other Information. None.

Item 6.	Exhibits

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

10.9 Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the current report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

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

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director

Date:	August 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date:	August 12, 2015