Form 10-Q
period 2015-09-30
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2015-11-12
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes        No X

As of October 31, 2015, 20,409.3615 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2015	2014
Assets:
Investment in Funds (1), at fair value	$29,097,975	$24,255,824
Redemptions receivable from Funds	-	6,899,906
Cash	63,329	75,501

Total assets	$29,161,304	$31,231,231

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$48,602	$52,052
General Partner fees	21,775	23,331
Management fees	33,029	32,805
Incentive fees	100,155	210,364
Other	78,921	71,675
Redemptions payable to Limited Partners	301,881	131,176

Total liabilities	584,363	521,403

Partners’ Capital:
General Partner, 234.0209 and 251.2299 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	322,333	344,289
Limited Partners, 20,513.4295 and 22,157.9425 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	28,254,608	30,365,539

Total partners’ capital	28,576,941	30,709,828

Total liabilities and partners’ capital	$29,161,304	$31,231,231

Net asset value per unit	$1,377.37	$1,370.41

(1) Defined in Note 1.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

September 30, 2015

(Unaudited)

		% of Partners’
	Fair Value	Capital
Investment in Funds
CMF Aspect Master Fund L.P.	$9,105,647	31.86%
CMF Graham Capital Master Fund L.P.	11,129,509	38.95
PGR Master Fund L.P.	8,862,819	31.01

Total investment in Funds, at fair value	$29,097,975	101.82%

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

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Investment income:
Interest income allocated from Funds	$1,358	$682	$2,387	$3,428

Expenses:
Ongoing selling agent fees	146,226	194,457	459,181	791,970
Expenses allocated from Funds	33,091	67,458	123,061	181,369
General Partner fees	65,517	-	205,731	-
Management fees	98,045	83,815	307,047	298,462
Incentive fees	83,738	-	100,155	-
Other	67,012	44,118	144,433	109,119

Total expenses	493,629	389,848	1,339,608	1,380,920

Net investment income (loss)	(492,271)	(389,166)	(1,337,221)	(1,377,492)

Trading Results:
Net realized gains (losses) on investments allocated from Funds	692,877	578,156	3,465,039	1,094,977
Net change in unrealized gains (losses) on investments allocated from Funds	1,094,143	489,000	(1,893,814)	(160,590)

Total trading results allocated from Funds	1,787,020	1,067,156	1,571,225	934,387

Net income (loss)	1,294,749	677,990	234,004	(443,105)
Redemptions - General Partner	-	(126,417)	(25,553)	(126,417)
Redemptions - Limited Partners	(757,818)	(1,594,929)	(2,341,338)	(5,050,135)

Net increase (decrease) in Partners’ Capital	536,931	(1,043,356)	(2,132,887)	(5,619,657)
Partners’ Capital, beginning of period	28,040,010	27,168,924	30,709,828	31,745,225

Partners’ Capital, end of period	$28,576,941	$26,125,568	$28,576,941	$26,125,568

Net asset value per unit (20,747.4504 and 23,026.2184 units outstanding at September 30, 2015 and 2014, respectively)	$1,377.37	$1,134.60	$1,377.37	$1,134.60

Net income (loss) per unit *	$60.85	$29.18	$6.96	$(6.34)

Weighted average units outstanding	21,124.9471	24,060.2437	21,575.3418	25,619.7728

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

1. Organization:

Diversified 2000 Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 25, 1999, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership, through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills.

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

As of September 30, 2015, all commodity trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”), and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. References herein to “Advisors” may also include, as relevant, Eckhardt Trading Company (“Eckhardt”). Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

As of September 30, 2015, the Partnership’s/Fund’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”), a registered futures commission merchant. MS&Co. is a wholly owned subsidiary of Morgan Stanley.

CMF Graham Capital Master Fund L.P. (“Graham Master”) and CMF Aspect Master Fund L.P. (“Aspect Master”) and PGR Master Fund L.P. (“PGR Master”), (together with Graham Master and PGR Master, the “Funds”) have entered into a futures brokerage account agreement with MS&Co. Graham Master and Aspect Master entered into a foreign exchange brokerage account agreement with MS&Co. Prior to its liquidation, CMF Eckhardt Master Fund L.P. (“Eckhardt Master”) also entered into a futures account agreement with MS&Co. References herein to “Funds” may also include, as relevant, Eckhardt Master. The Partnership, through its investments in the Funds, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

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

Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 2.9% to its current annual rate of 2%. As of the same date, the Partnership began paying General Partner fees (formerly, the administrative fees) at an annual rate of 0.9%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

Effective April 1, 2014, the management fee paid to Graham was reduced from 2% per year to 1.75% per year.

Effective July 1, 2014, the management fee paid to Eckhardt was reduced from 2% per year to 1% per year.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership.

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015, and the results of its operations and changes in Partners’ Capital for the three and nine months ended September 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights, the ongoing selling agent fees and clearing fees allocated from the Funds which were previously included in the net realized and unrealized gains (losses) per unit and excluded from expenses per unit, are now excluded from the net realized and unrealized gains (losses) per unit and included in net investment loss per unit. This information was previously included as a footnote to the financial highlights table. Additionally, the clearing fees and other expenses allocated from the Funds which were previously disclosed separately on the Statements of Income and Expenses, are now disclosed in aggregate as expenses allocated from the Funds.

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

Funds’ Investments: Fair value of exchange-traded futures, options and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

All commodity interests of the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in the trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses from the preceding period are reported on the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Investment Company Status: The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

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

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

3. Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net realized and unrealized gains	$84.14	$45.36	$68.09	$47.06
Net investment loss	(23.29)	(16.18)	(61.13)	(53.40)

Increase (decrease) for period	60.85	29.18	6.96	(6.34)
Net asset value per unit, beginning of period	1,316.52	1,105.42	1,370.41	1,140.94

Net asset value per unit, end of period	$1,377.37	$1,134.60	$1,377.37	$1,134.60

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Ratios to average net assets:*
Net investment loss **	(6.0)%	(5.9)%	(5.8)%	(8.1)%

Operating expenses	5.7%	5.9%	5.5%	8.1%
Incentive fees	0.3%	-%	0.3%	-%

Total expenses	6.0%	5.9%	5.8%	8.1%

Total return:
Total return before incentive fee	4.9%	2.6%	0.8%	6.6%
Incentive fees	(0.3)%	-%	(0.3)%	-%

Total return after incentive fee	4.6%	2.6%	0.5%	6.6%

* Annualized (other than incentive fees).

** Interest income less total expenses.

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

September 30, 2015

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

5. Fair Value Measurements:

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

The Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2015 and December 31, 2014, the Partnership and the Funds’ investments were classified as either Level 1 or Level 2 and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the nine months ended September 30, 2015 and twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2015.

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

As of September 30, 2015, the Partnership owned approximately 14.6% of Aspect Master, 20.7% of Graham Master, and 46.8% of PGR Master. As of December 31, 2014, the Partnership owned approximately 9.9% of Aspect Master, 17.4% of Graham Master and 60.5% of PGR Master.

It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital for the Funds is shown in the following tables.

	September 30, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$62,591,665	$221,586	$62,370,079
Graham Master	53,873,372	33,878	53,839,494
PGR Master	18,977,942	44,147	18,933,795

	December 31, 2014
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$78,421,434	$50,766	$78,370,668
Graham Master	68,175,989	19,684,323	48,491,666
Eckhardt Master	12,064,484	12,064,484	-
PGR Master	13,420,372	48,556	13,371,816

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(55,404)	$8,636,148	$8,580,744
Graham Master	(45,272)	283,163	237,891
PGR Master	(12,681)	821,703	809,022

	For the nine months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(182,077)	$6,261,137	$6,079,060
Graham Master	(154,142)	3,536,460	3,382,318
PGR Master	(57,285)	(474,623)	(531,908)

	For the three months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(73,201)	$3,932,169	$3,858,968
Graham Master	(60,034)	4,158,083	4,098,049
Eckhardt Master	(42,388)	298,994	256,606
PGR Master	(27,008)	(186,444)	(213,452)

	For the nine months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(207,332)	$3,350,986	$3,143,654
Graham Master	(174,742)	2,662,483	2,487,741
Eckhardt Master	(123,129)	753,410	630,281
PGR Master	(63,712)	(169,473)	(233,185)

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of, the Funds is shown in the following tables.

	September 30, 2015		For the three months ended September 30, 2015
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Aspect Master	31.86%	$9,105,647	$1,279,779	$4,263	$4,125	$1,271,391	Commodity Portfolio	Monthly
Graham Master	38.95%	11,129,509	69,930	4,945	4,601	60,384	Commodity Portfolio	Monthly
PGR Master	31.01%	8,862,819	438,669	4,466	10,691	423,512	Commodity Portfolio	Monthly

Total		$29,097,975	$1,788,378	$13,674	$19,417	$1,755,287

	September 30, 2015		For the nine months ended September 30, 2015
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Aspect Master	31.86%	$9,105,647	$894,285	$14,512	$15,830	$863,943	Commodity Portfolio	Monthly
Graham Master	38.95%	11,129,509	758,319	17,218	15,201	725,900	Commodity Portfolio	Monthly
PGR Master	31.01%	8,862,819	(78,992)	15,382	44,918	(139,292)	Commodity Portfolio	Monthly

Total		$29,097,975	$1,573,612	$47,112	$75,949	$1,450,551

	December 31, 2014		For the three months ended September 30, 2014
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Aspect Master	25.18%	$7,732,770	$437,991	$3,924	$4,122	$429,945	Commodity Portfolio	Monthly
Graham Master	27.49%	8,442,627	578,093	4,949	3,157	569,987	Commodity Portfolio	Monthly
Eckhardt Master	-	-	168,451	11,264	12,742	144,445	Commodity Portfolio	Monthly
PGR Master	26.31%	8,080,427	(116,697)	4,512	22,788	(143,997)	Commodity Portfolio	Monthly

Total		$24,255,824	$1,067,838	$24,649	$42,809	$1,000,380

	December 31, 2014		For the nine months ended September 30, 2014
	% of Partnership’s	Fair	Income	Expenses		Net Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Clearing Fees	Other	(Loss)	Objective	Permitted
Aspect Master	25.18%	$7,732,770	$369,868	$13,070	$8,895	$347,903	Commodity Portfolio	Monthly
Graham Master	27.49%	8,442,627	380,034	13,904	10,564	355,566	Commodity Portfolio	Monthly
Eckhardt Master	-	-	424,697	32,102	37,617	354,978	Commodity Portfolio	Monthly
PGR Master	26.31%	8,080,427	(236,784)	14,117	51,100	(302,001)	Commodity Portfolio	Monthly

Total		$24,255,824	$937,815	$73,193	$108,176	$756,446

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

7. Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 18.2% to 29.6% of the Funds’ contracts are traded over the counter.

The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net changes in unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partner’s Capital.

Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

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

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

8. Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2015, Partnership capital decreased 6.9% from $30,709,828 to $28,576,941. This decrease was attributable to the redemptions of 1,644.5130 Limited Partners Redeemable Units totaling $2,341,338 and redemptions of 17.2090 General Partner Redeemable Units totaling $25,553, which was partially offset by net income of $234,004. Future redemptions can impact the amount of funds available for investment in Funds in subsequent months.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the Financial Statements.

The Partnership/Funds records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized trading gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the third quarter of 2015, the Partnership’s net asset value per unit increased 4.6% from $1,316.52 to $1,377.37 as compared to an increase of 2.6% in the third quarter of 2014. The Partnership experienced a net trading gain through its investment in the Funds’ before fees and expenses in the third quarter of 2015 of $1,787,020. Gains were primarily attributable to the Funds trading in currencies, grains, U.S. and non-U.S. interest rates, energy, livestock and metals, and were partially offset by losses in softs and indices. The Partnership experienced a net trading gain through its investments in the Funds before fees and expenses in the third quarter of 2014 of $1,067,156. Gains were primarily attributable to the Funds trading in currencies, grains, non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in energy, U.S. interest rates and indices.

The most significant gains were achieved within the energy markets during July and August from short positions in crude oil and its related products as prices declined as near record production in the U.S. and Middle East bolstered a growing global supply glut. Within the metals markets, gains were recorded during July from short position in copper futures as prices moved lower amid increased concern a slowdown in the Chinese economy would diminish demand for industrial metals. Additional gains were recorded during July from short positions in gold and silver futures as prices declined as a strengthening U.S. dollar decreased demand for precious metals as a store of value. Within the global interest rate sector, gains were experienced during September from long positions in European and U.S. fixed income futures as prices rallied after the U.S. Federal Open Market Committee (“FOMC”) decided to leave interest rates unchanged following its September meeting. Additional gains were achieved within the currency markets during July from short positions in the Australian dollar versus the U.S. dollar as the relative value of the Australian currency weakened after a plunge in commodity prices negatively affected the export nation’s economy. Within the agricultural markets, gains were recorded during July from short positions in sugar futures as prices moved lower as favorable weather conditions in Brazil aided the cane harvest. Additional gains were experienced from short positions in wheat futures during July. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global stock index sector during August from long positions in Pacific Rim, U.S., and European equity index futures as prices fell amid continuing concerns that China’s slowdown would weigh on the global economy.

During the Partnership’s nine months ended September 30, 2015, the net asset value per unit increased 0.5% from $1,370.41 to $1,377.37 as compared to a decrease of 0.6% in the same period of 2014. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and expenses in the nine months ended September 30, 2015 of $1,571,225. Gains were primarily attributable to the Funds trading in currencies, energy, U.S. and non-U.S. interest rates, livestock, metals and softs, and were partially offset by losses in grains and indices. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and expenses in the nine months ended September 30, 2014 of $934,387. Gains were primarily attributable to the Funds trading in currencies, grains, non-U.S. interest rates, livestock and indices and were partially offset by losses in energy, U.S. interest rates, metals and softs.

The most significant gains were achieved within the global interest rate markets, primarily during January, from long positions in European fixed income futures as prices advanced on increased speculation that slow growth in the Eurozone economy would spur the European Central Bank to increase its quantitative easing measures. Additional gains within this sector were recorded during September from long positions in European and U.S. fixed income futures as prices rallied after the U.S. Federal Open market Committee (“FOMC”) decided to leave interest rates unchanged following its September meeting. Within the energy markets, gains were experienced during January from short positions in crude oil and its related products as prices fell amid speculation the OPEC nations would maintain high levels of crude oil production to curb output growth from shale production. Gains were also experienced during September from short positions in crude oil and its related products as prices continued to weaken as global supplies grew. Within the metals markets, gains were recorded during July from short position in copper futures as prices moved lower amid increased concern a slowdown in the Chinese economy would diminish demand for industrial metals. Additional gains were recorded during July from short positions in gold and silver futures as prices declined as a strengthening U.S. dollar decreased demand for precious metals. Gains within the currency markets were experienced during July from short positions in the Australian dollar versus the U.S. dollar as the relative value of the Australian currency weakened after a plunge in commodity prices negatively affected the export nation’s economy. Additional gains in currencies were achieved during January from short positions in the euro versus the U.S. dollar as the relative value of the euro moved lower over renewed concerns that political turmoil in Greece could spur that nation’s exit from the European Union. The Partnership’s gains for the first nine months of the year were partially offset by trading losses incurred within the global stock index markets primarily during August from long positions in Pacific Rim, U.S., and European equity index futures as prices fell amid continuing concerns that China’s slowdown would weigh on the global economy. Additional losses in this sector were recorded during June. Within the agricultural complex, losses were experienced during June from short positions in wheat, soybeans, and corn futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate, as applicable. All interest earned on U.S. Treasury bills purchased will be retained by the Fund. Interest income from investment in the Funds for the three months ended September 30, 2015 increased by $676 and the nine months ended September 30, 2015 decreased by $1,041, as compared to the corresponding periods in 2014. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended September 30, 2015, while the decrease in interest income is primarily due to lower U.S. Treasury bill rates during the nine months ended September 30, 2015 as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2015 decreased by $48,231 and $332,789, respectively, as compared to the corresponding period in 2014. The decrease in ongoing selling agent fees is primarily due to lower average net assets during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, as well as reductions in ongoing selling agent fees from an annual rate of 5.4% to an annual rate of 2.9% effective April 1, 2014 as discussed in Note 1.

General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and is affected by trading performance, subscriptions and redemptions. Accordingly, it must be analyzed in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and nine months ended September 30, 2015 was $65,517 and $205,731, respectively. This is a new fee implemented by the Partnership effective October 1, 2014.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2015 increased by $14,230 and $8,585, respectively, as compared to the corresponding periods in 2014. The increase in management fees is primarily due to higher average net assets during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable annually. Incentive fees earned for the three and nine months ended September 30, 2015 were $83,738 and $100,155, respectively. There were no incentive fees earned for the three and nine months ended September 30, 2014. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2015 and December 31, 2014, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2015		June 30, 2015
Aspect Capital Limited	$8,966,882	31%	$9,622,903	34%
Graham Capital Management L.P.	$10,781,043	38%	$9,405,128	34%
PGR Capital LLP	$8,829,016	31%	$9,011,979	32%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investments in the Funds, as of September 30, 2015 and December 31, 2014. As of September 30, 2015, the Partnership’s total capitalization was $28,576,941.

September 30, 2015

Market Sector	Value at Risk	% of Total Capitalization

Currencies	$1,348,663	4.72%
Energy	576,887	2.02%
Grains	231,929	0.81%
Indices	409,160	1.43%
Interest Rates U.S.	303,855	1.06%
Interest Rates Non-U.S.	666,963	2.33%
Livestock	11,987	0.04%
Metals	645,104	2.26%
Softs	200,183	0.70%

Total	$4,394,731	15.37%

As of December 31, 2014, the Partnership’s total capitalization was $30,709,828.

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization

Currencies	$1,393,510	4.54%
Energy	583,130	1.90%
Grains	76,556	0.25%
Indices	1,021,065	3.32%
Interest Rates U.S.	201,067	0.65%
Interest Rates Non-U.S.	908,313	2.96%
Livestock	12,905	0.04%
Metals	321,402	1.05%
Softs	160,299	0.52%

Total	$4,678,247	15.23%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2015 and December 31, 2014, and the highest, lowest and average value during the nine months ended September 30, 2015, and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of September 30, 2015, Aspect Master’s total capitalization was $62,370,079. The Partnership owned approximately 14.6% of Aspect Master. As of September 30, 2015, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2015

			Three Months Ended September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,753,010	4.42%	$4,226,097	$1,388,429	$2,744,697
Energy	881,650	1.41%	1,698,510	660,660	1,139,626
Grains	336,297	0.54%	384,202	171,893	300,508
Indices	563,703	0.90%	1,033,416	476,501	686,356
Interest Rates U.S.	506,248	0.81%	642,125	344,520	555,711
Interest Rates Non-U.S.	1,517,915	2.43%	1,576,512	805,406	1,398,546
Livestock	65,175	0.11%	123,057	42,240	59,098
Metals	1,352,288	2.17%	2,140,747	1,157,264	1,578,796
Softs	348,468	0.56%	537,929	278,649	390,921

Total	$8,324,754	13.35%

*	Average of month-end Values at Risk.

As of December 31, 2014, Aspect Master’s total capitalization was $78,370,668. The Partnership owned approximately 9.9% of Aspect Master. As of December 31, 2014, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2014

			Twelve Months Ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,363,857	6.84%	$8,988,668	$4,216,734	$6,042,682
Energy	1,391,555	1.78%	2,217,050	350,285	1,038,970
Grains	177,860	0.23%	1,084,329	177,860	478,736
Indices	1,694,021	2.16%	3,786,974	433,618	2,147,069
Interest Rates U.S.	278,316	0.35%	802,798	81,696	376,114
Interest Rates Non-U.S.	2,657,992	3.39%	3,729,772	757,202	2,139,887
Livestock	115,830	0.15%	217,350	29,040	109,643
Metals	641,723	0.82%	1,569,663	534,577	901,895
Softs	453,010	0.58%	478,791	169,885	351,314

Total	$12,774,164	16.30%

*	Annual average of month-end Values at Risk

As of September 30, 2015, Graham Master’s total capitalization was $53,839,494. The Partnership owned approximately 20.7% of Graham Master. As of September 30, 2015, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

September 30, 2015

			Three Months Ended September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,491,295	6.48%	$4,306,895	$1,890,410	$2,803,324
Energy	688,050	1.28%	837,100	251,269	672,245
Grains	582,560	1.08%	583,000	132,024	378,165
Indices	819,324	1.52%	1,985,112	819,324	1,335,348
Interest Rates U.S.	740,465	1.38%	978,753	244,465	652,428
Interest Rates Non-U.S.	1,358,053	2.52%	1,372,836	500,440	939,330
Metals	1,339,846	2.49%	1,525,931	881,435	1,237,990
Softs	396,679	0.74%	435,002	278,309	381,998

Total	$9,416,272	17.49%

*	Average of month-end Values at Risk.

As of December 31, 2014, Graham Master’s total capitalization was $48,491,666. The Partnership owned approximately 17.4% of Graham Master. As of December 31, 2014, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2014

			Twelve Months Ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,524,892	7.27%	$7,408,178	$160,727	$4,099,735
Energy	994,978	2.05%	1,183,518	161,238	757,584
Grains	230,806	0.48%	710,585	226,314	447,027
Indices	3,197,084	6.59%	4,267,882	1,802,855	3,229,694
Interest Rates U.S.	684,915	1.41%	922,384	375,684	646,928
Interest Rates Non-U.S.	2,292,571	4.73%	2,318,863	695,485	1,720,207
Metals	658,941	1.36%	2,154,978	360,017	1,169,173
Softs	333,883	0.69%	584,007	137,321	266,647

Total	$11,918,070	24.58%

*	Annual average of month-end Values at Risk.

As of September 30, 2015, PGR Master’s total capitalization was $18,933,795. The Partnership owned approximately 46.8% of PGR Master. As of September 30, 2015, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

September 30, 2015

			Three Months Ended September 30, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$478,687	2.53%	$776,163	$344,015	$523,225
Energy	653,290	3.45%	744,590	161,629	562,885
Grains	132,990	0.70%	152,955	66,935	120,505
Indices	336,024	1.77%	657,599	100,238	342,638
Interest Rates U.S.	163,818	0.87%	200,723	72,738	141,781
Interest Rates Non-U.S.	350,920	1.85%	494,126	186,839	367,275
Livestock	5,280	0.03%	6,600	792	3,520
Metals	363,935	1.92%	524,095	234,520	400,088
Softs	143,578	0.76%	174,360	84,763	138,375

Total	$2,628,522	13.88%

*	Average of month-end Values at Risk.

As of December 31, 2014, PGR Master’s total capitalization was $13,371,816. The Partnership owned approximately 60.5% of PGR Master. As of December 31, 2014, PGR Master’s value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2014

			Twelve Months Ended December 31, 2014
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting other than the engagement of an Administrator to provide the services described in Note 1 of Item 1 of this Part under the supervision of the General Partner.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that the Company violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Other Litigation.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $61 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $61 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company appealed from the portion of the Court’s decision denying the Company’s motion to dismiss. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $29 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $29 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

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

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

Item lA.	Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units) Purchased*	(b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	188.9780	$1,401.29	N/A	N/A
August 1, 2015 - August 31, 2015	142.9980	$1,336.55	N/A	N/A
September 1, 2015 - September 30, 2015	219.1720	$1,377.37	N/A	N/A
	551.1480	$1,374.98

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

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Mine Safety Disclosures - Not Applicable

Item 5.	Other Information. None

Item 6.	Exhibits

3.1	Limited Partnership Agreement (filed as Exhibit A to the Registration Statement on Form 424(b)(3) filed on February 16, 2000 and incorporated herein by reference).

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

(a)

U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

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

10.9

Amended and Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the current report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

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

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President & Director

Date:	November 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 12, 2015