Form 10-K
period 2015-12-31
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2016-03-28
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES 0 EXCHANGE ACT OF 1934

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

Yes ☑             No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .

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

Yes ☐             No ☑

Limited Partnership Redeemable Units with an aggregate market value of $27,731,917 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter end.

As of February 29, 2016, 20,021.3185 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Diversified 2000 Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 25, 1999 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership through its investment in the Funds are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. A total of 190,000 redeemable units of limited partnership interest (“Redeemable Units”) have been offered to the public.

A Registration Statement on Form S-1 (File no. 333-87663) relating to the public offering of 150,000 Redeemable Units became effective on January 31, 2000. Between January 31, 2000 (commencement of offering period) and May 30, 2000, 16,045 Redeemable Units were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner’s contribution of $162,000, to the Partnership’s trading account on June 1, 2000 when the Partnership commenced trading. A second Registration Statement on Form S-1 (File no. 333-101132) relating to the public offering of 190,000 Redeemable Units (including the 150,000 Redeemable Units that had previously been registered) became effective on November 25, 2002. As of that date, 151,740.3512 Redeemable Units had been sold. The Partnership no longer offers Redeemable Units for sale. Redemptions of Redeemable Units for the years ended December 31, 2015, 2014 and 2013 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

During the years ended December 31, 2015 and 2014, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

As of December 31, 2015, all commodity trading decisions are made for the Partnership by Graham Capital Management, L.P. (“Graham”), Aspect Capital Limited (“Aspect”), and PGR Capital LLP (“PGR”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. References herein to “Advisors” may also include, as relevant, SandRidge Capital L.P. (“SandRidge”), Waypoint Capital Management LLC (“Waypoint”) and Eckhardt Trading Company (“Eckhardt”). A description of the trading activities and focus of the Advisors is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. or CGM and are not responsible for the organization or operation of the Partnership.

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

On March 1, 2010, the assets allocated to Waypoint for trading were invested in Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 5,975.7506 units of Waypoint Master with cash equal to $5,975,751. Waypoint Master permitted commodity pools managed by Waypoint using its Diversified Program, a proprietary, systematic trading system to invest together in one trading vehicle. The Partnership fully redeemed its investment in Waypoint Master on November 30, 2013 for cash equal to 3,566,512.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2015.

Aspect Master’s, Graham Master’s and PGR Master’s (collectively, the “Funds”) trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the years ended December 31, 2015 and 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During a prior period included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to “Funds” may also include, as relevant, reference to SandRidge Master, Waypoint Master and Eckhardt Master.

Generally, a limited partner in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

All clearing fees (defined herein) are borne by the Funds. Professional fees and other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level.

For the period January 1, 2015 through December 31, 2015, the approximate average market sector distribution for the Partnership was as follows:

*Due to rounding.

At December 31, 2015, the Partnership owned approximately 13.5% of Aspect Master, 19.9% of Graham Master and 41.9% of PGR Master. At December 31, 2014, the Partnership owned approximately, 9.9% of Aspect Master, 17.4% of Graham Master, and 60.4% of PGR Master. It is the Partnership’s intention to continue to invest in the Funds except for SandRidge Master, Waypoint Master and Eckhardt Master. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investments in the Funds are approximately the same and redemption rights are not affected.

The General Partner administers the business affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. Effective October 1, 2014, the Partnership pays the General Partner a monthly fee (formerly the Administrative fee) in return for its services equal to 1/12 of 0.9% (0.9% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating the General Partner fee are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with Graham, Aspect and PGR, each of which is a registered commodity trading advisor. The General Partner, on behalf of the Partnership, also entered into Management Agreements with SandRidge, Waypoint and Eckhardt. SandRidge, Waypoint and Eckhardt were each terminated as a commodity trading advisors for the Partnership as of January 15, 2013, November 30, 2013 and December 31, 2014, respectively. Prior to April 1, 2014, the Partnership paid each Advisor, except Aspect and PGR, a monthly management fee equal to 1/12 of 2% (2% per year) of month-end Net Assets allocated to the Advisor. Aspect and PGR received a monthly management fee equal to 1/12 of 1.25% (1.25% per year) and 1/12 of 1% (1% per year), respectively, of month-end Net Assets allocated to Aspect and PGR, respectively. Effective April 1, 2014, the monthly management fee paid to Graham was reduced from 1/12 of 2% (2% per year) to 1/12 of 1.75% (1.75% per year). Effective July 1, 2014, the monthly management fee paid to Eckhardt was reduced from 1/6 of 1% (2% per year) to 1/12 of 1% (1% per year). Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. The Management Agreements generally continue in effect until June 30 of each year and are renewable by the General Partner for additional one-year periods upon 30 days prior notice to an Advisor. Each Management Agreement may be terminated upon notice by either party.

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

Prior to and during part of the third quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and during the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). The Partnership has terminated the CGM Customer Agreement.

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement included in Note 4, to the Partnership’s financial statements included in Item 8. “Financial Statements and Supplementary Data”. The Partnership will pay trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees and foreign exchange clearing fees the “clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in each Fund’s brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The Customer Agreement may generally be terminated upon notice by either party.

Graham Master and Aspect Master have entered into a foreign exchange brokerage account agreement with MS&Co. Under the foreign exchange brokerage account agreement, the Partnership pays trading fees for the clearing and where applicable, execution of foreign exchange transactions, as well as applicable exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “foreign exchange clearing fees”) through its investments in the Funds.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 5.4% per year of month-end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.4% to an annual rate of 2.9%. Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 2.9% to an annual rate of 2%. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 5.4% per year of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees, were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and NFA fees (collectively the “CGM clearing fees” ) through its investments in the Funds. CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by CFTC regulations. CGM paid the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in each Fund’s brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The CGM Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and forward contracts (the Funds were also parties to customer agreements with MS&Co., which gave the Funds the same right). The Partnership has terminated the CGM Customer Agreement.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is set forth under “Item 6. Selected Financial Data”. The Partnership’s capital as of December 31, 2015, was $28,423,445.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including ongoing selling agent fees, clearing fees, General Partner fees and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited and no market exists for the units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and the Partnership’s/Funds’ commodity broker are affiliates;

2.	Each of the Advisors, the Partnership’s/Funds’ commodity broker and their principals and affiliates may trade commodity interests for their own accounts;

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account; and

4.	The General Partner, on behalf of the Partnership, may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

Investing in Redeemable Units might not provide the desired diversification of an investor’s overall portfolio.

One of the Partnership’s objectives is to add an element of diversification to a traditional stock and bond portfolio, but any benefit of portfolio diversification is dependent upon the Partnership, through its investment in the Funds, achieving positive returns and such returns being independent of stock and bond market returns.

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

Regulatory changes could restrict the Partnership’s operations and increase its operational costs.

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facilities, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. commodity exchanges have established “speculative position limits” on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most commodity exchanges also limit the amount of fluctuation in the commodity futures contract prices on a single trading day. The Advisors believe that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of an Advisor, however, may have to be modified, and positions held by the Partnership/Funds may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated position.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisors’ trading for the Partnership/Funds.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934 (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011.

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

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. That settlement was finalized on February 10, 2016.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV (defined below), which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay ILAG approximately $88 million. The Company and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $59 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $59 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against the Company with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $332 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Company’s motion to dismiss the complaint. The Company perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $269 million, and the certificates had incurred actual losses of approximately $83 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $269 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company perfected its appeal from the court’s October 29, 2014 decision. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company.

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

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action in the United States District Court for the Southern District of New York (“SDNY”), styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. On January 31, 2014, the plaintiffs in the action, which related to securities issued by the SPV in Singapore, filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleged that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs in the matter was approximately $417 million. The complaint alleged violations of federal and various state securities laws and sought, among other things, rescissionary and compensatory damages. On November 23, 2015, the parties reached an agreement to settle the matter.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

(b) Holders. The number of holders of Redeemable Units as of February 29, 2016 was 932.

(c) Dividends. The Partnership did not declare a distribution in 2015 or 2014. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Redeemable Units for the years ended December 31, 2015, 2014 and 2013. The Partnership no longer offers Redeemable Units for sale.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit **	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	104.0680	$1,328.46	N/A	N/A
November 1, 2015 - November 30, 2015	88.5950	$1,397.84	N/A	N/A
December 1, 2015 - December 31, 2015	78.1710	$1,388.09	N/A	N/A
	270.8340	$1,368.37	N/A	N/A

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

Item 6. Selected Financial Data.

Total trading results, interest income, total expenses, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 and net asset value per Redeemable Unit and total assets at December 31, 2015, 2014, 2013, 2012 and 2011 were as follows:

	2015	2014	2013	2012	2011
Total trading results	$2,177,577	$6,910,660	$2,188,142	$(167,576)	$(1,346,126)
Interest income	2,778	4,181	10,013	20,826	14,995
Total expenses	(1,729,247)	(2,005,790)	(2,751,523)	(3,411,495)	(4,212,804)

Net income (loss)	$451,108	$4,909,051	$(553,368)	$(3,558,245)	$(5,543,935)

Increase (decrease) in net asset value per Redeemable Unit	$17.68	$229.47	$(17.00)	$(105.69)	$(142.88)

Net asset value per Redeemable Unit	$1,388.09	$1,370.41	$1,140.94	$1,157.94	$1,263.63

Total assets	$28,847,717	$31,231,231	$32,192,372	$38,175,525	$47,890,346

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

The General Partner manages all the business affairs of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 30 professionals whose primary emphasis is attempting to maintain quality control among the advisors to the Funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting Advisors for the Partnership, the General Partner considered, among other things, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional advisors at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the Management Agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner prepares, or assists the Administrator in preparing the books and records and provides, or assists the Administrator in providing, the administrative and compliance services that are required by law or regulation, from time to time, in connection with operation of the Partnership/Funds.

While the Partnership and the Funds have the right to seek lower commission rates and fees from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable, and competitive.

As of December 31, 2015, the programs traded by each Advisor on behalf of the Partnership were: Aspect — Diversified Program (“Diversified Program”), Graham — K4D — 15V Program, and PGR — Mayfair Program. In allocating substantially all of the assets of the Partnership among the Advisors, the General Partner considered, among other things, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements.

As of December 31, 2015 and September 30, 2015, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	December 31, 2015		September 30, 2015
Aspect Capital Limited	$9,106,487	32%	$8,966,882	31%
Graham Capital Management L.P.	$10,382,984	37%	$10,781,043	38%
PGR Capital LLP	$8,933,974	31%	$8,829,016	31%

Aspect Capital Limited.

Aspect trades the Aspect Diversified Program (the “Diversified Program”) on behalf of the Partnership, through its investment in Aspect Master. The Diversified Program is a proprietary, systematic global futures trading program. Its goal is the generation of significant medium-term capital growth independent of stock and bond market returns within a rigorous risk management framework.

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

The K4D-15V Program utilizes multiple computerized trading models and offers broad diversification in both financial and non- financial markets, trading in approximately 80-90 global markets. It is intended to generate significant returns over time with an acceptable degree of risk and volatility. The computer models on a daily basis analyze the recent price action, the relative strength and the risk characteristics of each market and compare statistically the quantitative results of this data to years of historical data on each market.

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

PGR Capital LLP

PGR’s Mayfair Program, which trades at 1.5 times leverage, is a proprietary, systematic trading system which, seeks to profit over the medium term by exploiting inefficiencies in futures and forward markets across a broad range of asset classes and geographic regions. Proprietary models developed by the founding partners are implemented in an in-house trading system which systematically processes real-time data and executes trades automatically on electronic futures exchanges and foreign exchange trading platforms.

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

Specific Fund level performance information is included in Note 6 to the Partnership’s financial statements included in Item 8. “Financial Statements and Supplementary Data.”

No assurance is given that an Advisor’s trading program will be profitable or that they will not experience losses.

For the period January 1, 2015 through December 31, 2015, the average allocation by commodity market sector for each of the Funds was as follows:

CMF Graham Capital Master Fund L.P.

Currencies	30.2%
Energy	8.6%
Grains	4.2%
Interest Rates Non-U.S.	12.8%
Interest Rates U.S.	5.8%
Livestock	0.3%
Metals	12.4%
Softs	3.7%
Stock Indices	22.0%

CMF Aspect Master Fund L.P.

Currencies	35.0%
Energy	13.1%
Grains	3.7%
Interest Rates Non-U.S.	12.1%
Interest Rates U.S.	4.0%
Livestock	0.6%
Metals	12.3%
Softs	4.0%
Stock Indices	15.2%

PGR Master Fund L.P.

Currencies	22.9%
Energy	14.3%
Grains	4.2%
Interest Rates Non-U.S.	14.4%
Interest Rates U.S.	5.5%
Livestock	0.1%
Metals	10.7%
Softs	4.3%
Stock Indices	23.6%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in their trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts, and U.S. Treasury bills, at fair value. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2015.

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

(ii)

An Advisor will not initiate additional positions in any commodity interest if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s/Funds’ net assets allocated to that Advisor.

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

(vi)

The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. The terms “spread” and “straddle” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)

The Partnership/Funds will not permit the churning of their commodity trading accounts. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

From January 1, 2015 through December 31, 2015, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 15.5%. The foregoing margin to equity ratio takes into account positions and cash held in the Partnership’s name as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 7.5% to 35.6% of the Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Funds’ counterparty was an exchange or clearing organization. The Funds continue to be subject to such risks with respect to MS&Co.

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures, forwards, options and swaps trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

(b) Capital Resources.

(i) The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, selling agent, clearing fees, General Partners fees and advisory fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s/Fund’s commodity broker is dependent upon interest rates over which neither the Partnership/Funds nor the commodity broker has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at the net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings and/or redemptions from Funds. For the year ended December 31, 2015, 1,915.3470 Redeemable Units were redeemed totaling $2,711,938 and 17.2090 General Partner Redeemable Units were redeemed totaling $25,553. For the year ended December 31, 2014, 5,303.2420 Redeemable Units were redeemed totaling $5,818,031 and 111.4200 General Partner Redeemable Units were redeemed totaling $126,417. For the year ended December 31, 2013, 4,059.7630 Redeemable Units were redeemed totaling $4,620,762.

The Partnership no longer offers Redeemable Units for sale.

(c) Results of Operations.

For the year ended December 31, 2015, the net asset value per unit increased 1.3% from $1,370.41 to $1,388.09. For the year ended December 31, 2014, the net asset value per unit increased 20.1% from $1,140.94 to $1,370.41. For the year ended December 31, 2013, the net asset value per unit decreased 1.5% from $1,157.94 to $1,140.94.

The Partnership experienced a net trading gain (before fees and expenses) in the Funds of $2,177,577 in 2015. Gains were primarily attributed to the trading of currencies, energy, non U.S. interest rates, metal and softs and was partially offset by losses in grains, U.S. interest rates, indices and livestock. The net trading gain (or loss) realized from the Funds is disclosed under “Item 8. Financial Statements and Supplementary Data.”

The most significant gains were achieved within the energy markets during November and December from short positions in crude oil and its related products as the OPEC nations failed to cut production and prices plunged amid a growing global supply glut. Gains in this sector were also recorded during January from short positions in crude oil and its related products as prices fell amid speculation the OPEC nations would maintain high levels of crude oil production to curb output growth from shale production. Additional gains were experienced during September from short positions in crude oil and its related products as prices continued to weaken as global supplies grew. Within the metals markets, gains were recorded during July from short positions in copper futures as prices moved lower amid increased concern a slowdown in the Chinese economy would diminish demand for industrial metals. Additional gains were recorded during July from short positions in gold and silver futures as prices fell as a strengthening U.S. dollar decreased demand for precious metals. During November, gains within the metals markets were achieved from short positions in copper futures as prices moved lower amid demand woes as China’s economy continued to sputter. Gains within the currency markets were experienced during July from short positions in the Australian dollar versus the U.S. dollar as the relative value of the Australian currency weakened after a plunge in commodity prices negatively affected the export nation’s economy. Additional gains in currencies were achieved during January from short positions in the euro versus the U.S. dollar as the relative value of the euro moved lower over renewed concerns that political turmoil in Greece could spur that nation’s exit from the European Union. The Partnership’s gains for the year were partially offset by trading losses incurred within the global stock index markets primarily during August from long positions in Pacific Rim, U.S., and European equity index futures as prices fell sharply amid continuing concerns that China’s slowdown would weigh on the global economy. Additional losses in this sector were recorded during December from long positions in U.S., European, and Asian equity index futures as prices fell after weakness in the Chinese economic system shocked the global economy. Within the agricultural complex, losses were experienced during June from short positions in wheat, soybeans, and corn futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. Additional losses were experienced within the agricultural markets during October from short positions in sugar futures as prices surged as a strengthening El Nino weather pattern threatened crops in Australia, while at the same time production declined in India and Brazil.

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

Interest income on 80% of the average daily equity maintained in cash in the Funds’ brokerage account was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Funds. Interest income from investment in the Funds for the three and twelve months ended December 31, 2015 decreased by $362 and $1,403, respectively, as compared to the corresponding periods in 2014. The decrease in interest income is primarily due to lower average daily equity during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2015 decreased by $4,041 and $336,830, respectively, as compared to the corresponding periods in 2014. The decrease in selling agent fees is primarily due to a reduction in selling agent fees effective October 1, 2014 as well as a decrease in average net assets during the three and twelve months ended December 31, 2015 as compared to the corresponding periods in 2014.

General Partner fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. General Partner fees for the three months ended December 31, 2015 decreased by $1,861, as compared to the corresponding periods in 2014, primarily due to lower average net assets during the three months ended December 31, 2015, as compared to the corresponding period in 2014. General Partner fees for the twelve months ended December 31, 2015 increased by $203,870, as compared to the corresponding periods in 2014. The increase in General Partner was due to a new General Partner fee being introduced effective October 1, 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and twelve months ended December 31, 2015 increased by $4,154 and $12,739, respectively, as compared to the corresponding periods in 2014. The increase in management fees is due to Eckhardt’s equity being redistributed to the Advisors upon its termination at December 31, 2014. The Advisors carried a higher management fee rate than Eckhardt Master.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the Management Agreements and are payable annually. Incentive fees earned for the twelve months ended December 31, 2015 and 2014 were $135,076 and $210,364, respectively.

The Partnership pays professional fees, which generally include legal, accounting, administrative filing, reporting and data processing fees. Professional fees for the years ended December 31, 2015 and 2014 were $173,278 and $138,561, respectively.

The Partnership experienced a net trading gain (before fees and expenses) in the Funds of $2,188,142 in 2013. Gains were primarily attributed to the trading of grains, metals, softs, and indices and were partially offset by losses in currencies, energy, livestock, U.S. and non-U.S. interest rates.

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

(d) Off-balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

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

(g) Critical Accounting Policies.

Partnership’s Investments. The Partnership carries its investment in the Funds, other than its investment in Graham Master, based on the Funds net asset value per Redeemable Unit as calculated by the Funds. The Partnership carries its investments in Graham Master based on the Partnership’s (1) net contribution to Graham Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Graham Master.

Funds’ Investments. All commodity interests of the Funds, including derivative financial instruments and derivative commodity instruments are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading accounts in the Funds’ Statements of Financial Condition. Net realized gains or losses and any net change in unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses.

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying the industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forwards, swap and certain option contracts for which market quotations are not readily available, are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2015 and 2014, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are considered at the end of the reporting period. During the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Funds’ Statements of Income and Expenses.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Introduction

All of the Partnership’s assets are subject to the risk of trading loss through its investments in the Funds. The Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds’ main lines of business.

The risk to the limited partners that have purchased Redeemable Units in the Partnership is limited to their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market movements result in frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash balances. A Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification among the Fund’s open positions and the liquidity of the markets in which it trades.

The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

“Value at Risk” is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds’ speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that a Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.

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

The Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Funds’ mark-to-market accounting, any loss in the fair value of the Funds’ open positions is directly reflected in the Partnership’s earnings (realized and unrealized). Exchange margin requirements have been used by the Funds as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%—99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near- term one-day price fluctuation. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

In quantifying the Partnership’s/Funds’ Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s/Funds’ positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held indirectly by each Fund separately.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2015 and 2014. As of December 31, 2015, the Partnership’s total capitalization was $28,423,445.

December 31, 2015

		% of Toal
Market Sector	Value at Risk	Capitalization

Currencies	$1,225,201	4.31%

Energy	794,681	2.80

Grains	253,969	0.89

Indices	681,187	2.40

Interest Rates US	164,676	0.58

Interest Rates non US	392,477	1.38

Livestock	25,031	0.09

Metals	717,762	2.52

Softs	114,644	0.40

Total	$4,369,628	15.37%

As of December 31, 2014, the Partnership’s total capitalization was $30,709,828.

December 31, 2014

		% of Total
Market Sector	Value at Risk	Capitalization

Currencies	$1,393,510	4.54%

Energy	583,130	1.90

Grains	76,556	0.25

Indices	1,021,065	3.32

Interest Rates U.S.	201,067	0.65

Interest Rates Non-U.S.	908,313	2.96

Livestock	12,905	0.04

Metals	321,402	1.05

Softs	160,299	0.52

Total	$4,678,247	15.23%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of December 31, 2015 and 2014, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2015, Aspect Master’s total capitalization was $68,465,577. The Partnership owned approximately 13.5% of Aspect Master. As of December 31, 2015, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,828,841	5.59%	$7,618,931	$621,769	$4,403,903
Energy	1,762,255	2.57	1,969,743	529,815	1,264,041
Grains	659,130	0.96	659,130	169,143	465,015
Indices	1,018,193	1.49	3,365,637	476,501	1,708,786
Interest Rates U.S.	131,024	0.19	700,590	89,018	389,407
Interest Rates Non-U.S.	1,272,166	1.86	2,845,509	676,060	1,469,168
Livestock	142,395	0.21	197,120	42,240	94,870
Metals	1,538,342	2.25	2,140,747	635,320	1,398,537
Softs	233,924	0.34	609,644	131,849	411,387

Total	$10,586,270	15.46%

*	Annual average of month-end Values at Risk

As of December 31, 2014, Aspect Master’s total capitalization was $78,370,668. The Partnership owned approximately 9.9% of Aspect Master. As of December 31, 2014, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2014

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,363,857	6.84%	$8,988,668	$4,216,734	$6,042,682
Energy	1,391,555	1.78	2,217,050	350,285	1,038,970
Grains	177,860	0.23	1,084,329	177,860	478,736
Indices	1,694,021	2.16	3,786,974	433,618	2,147,069
Interest Rates U.S.	278,316	0.35	802,798	81,696	376,114
Interest Rates Non-U.S.	2,657,992	3.39	3,729,772	757,202	2,139,887
Livestock	115,830	0.15	217,350	29,040	109,643
Metals	641,723	0.82	1,569,663	534,577	901,895
Softs	453,010	0.58	478,791	169,885	351,314

Total	$12,774,164	16.30%

*	Annual average of month-end Values at Risk

As of December 31, 2015, Graham Master’s total capitalization was $52,801,159. The Partnership owned approximately 19.9% of Graham Master. As of December 31, 2015, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,331,119	4.41%	$4,887,561	$58,036	$2,513,001
Energy	995,500	1.89	1,134,705	243,890	726,523
Grains	534,820	1.01	621,445	112,442	430,838
Indices	2,026,718	3.84	3,493,786	819,324	2,118,829
Interest Rates U.S.	596,349	1.13	978,753	105,005	597,937
Interest Rates Non-U.S.	727,596	1.38	2,292,571	460,683	1,021,590
Metals	1,463,801	2.77	1,669,559	477,532	1,136,890
Softs	207,143	0.39	455,751	167,284	332,299

Total	$8,883,046	16.82%

*	Annual average of month-end Values at Risk

As of December 31, 2014, Graham Master’s total capitalization was $48,491,666. The Partnership owned approximately 17.4% of Graham Master. As of December 31, 2014, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2014

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,524,892	7.27%	$7,408,178	$160,727	$4,099,735
Energy	994,978	2.05	1,183,518	161,238	757,584
Grains	230,806	0.48	710,585	226,314	447,027
Indices	3,197,084	6.59	4,267,882	1,802,855	3,229,694
Interest Rates U.S.	684,915	1.41	922,384	375,684	646,928
Interest Rates Non-U.S.	2,292,571	4.73	2,318,863	695,485	1,720,207
Metals	658,941	1.36	2,154,978	360,017	1,169,173
Softs	333,883	0.69	584,007	137,321	266,647

Total	$11,918,070	24.58%

*	Annual average of month-end Values at Risk

As of December 31, 2015, PGR Master’s total capitalization was $21,398,235. The Partnership owned approximately 41.9% of PGR Master. As of December 31, 2015, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$583,330	2.72%	$815,870	$236,500	$476,675
Energy	856,020	4.00	911,460	132,666	473,754
Grains	139,755	0.65	154,935	25,245	96,837
Indices	335,118	1.57	1,021,129	100,238	549,562
Interest Rates U.S.	67,577	0.32	235,978	67,577	129,416
Interest Rates Non-U.S.	181,249	0.85	503,581	126,084	310,847
Livestock	13,860	0.06	13,860	792	4,411
Metals	522,170	2.44	568,260	30,874	273,126
Softs	99,863	0.47	174,360	46,040	105,460

Total	$2,798,942	13.08%

*	Annual average of month-end Values at Risk

As of December 31, 2014, PGR Master’s total capitalization was $13,371,816. The Partnership owned approximately 60.4% of PGR Master. As of December 31, 2014, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2014

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$411,829	3.08%	$411,829	$118,135	$235,401
Energy	449,983	3.37	449,983	42,736	224,408
Grains	31,054	0.23	184,626	28,870	100,027
Indices	491,016	3.67	970,315	243,160	664,258
Interest Rates U.S.	89,815	0.67	130,862	31,981	82,982
Interest Rates Non-U.S.	407,049	3.04	407,049	137,771	304,182
Livestock	2,376	0.02	14,918	2,376	6,322
Metals	236,720	1.77	268,813	114,180	190,985
Softs	94,802	0.71	158,478	57,622	102,881

Total	$2,214,644	16.56%

*	Annual average of month-end Values at Risk

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

Materiality as used in “Item 7A. Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Funds’ market-sensitive instruments.

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

The following were the primary trading risk exposures of the Funds as of December 31, 2015, by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Funds and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s/Funds’ profitability. The Funds’ primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-8 countries. However, the Funds also take futures positions on the government debt of smaller nations —e.g., Australia.

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

Softs. The Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, cotton and sugar accounted for the bulk of the Funds’ commodity exposure as of December 31, 2015.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Funds as of December 31, 2015.

Foreign Currency Balances. The Funds’ primary foreign currency balances are in Japanese yen, Euro and Swiss francs. The Advisors regularly convert foreign currency balances to U.S. dollars in an attempt to manage the Funds’ non-trading risk.

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

The General Partner monitors the Partnership’s/Funds’ performance and the concentration of open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisors to close out positions as well as enter positions traded on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.

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

Item 8. Financial Statements and Supplementary Data.

DIVERSIFIED 2000 FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2015, 2014 and 2013; Statements of Financial Condition at December 31, 2015 and 2014; Schedules of Investments at December 31, 2015 and 2014; Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013; Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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

The management of Diversified 2000 Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2015 based on the criteria referred to above.

Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Diversified 2000 Futures Fund L.P.	Steven Ross Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Diversified 2000 Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Diversified 2000 Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Diversified 2000 Futures Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2015 and 2014, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Diversified 2000 Futures Fund L.P. as of December 31, 2015 and 2014, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2016

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
Assets:
Investment in Funds, at fair value (Note 6)	$28,752,415	$24,255,824
Redemptions receivable from Funds	-	6,899,906
Cash (Note 3c)	95,302	75,501

Total assets	$28,847,717	$31,231,231

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3c)	$48,080	$52,052
General Partner fees (Note 3a)	21,541	23,331
Management fees (Note 3b)	32,435	32,805
Incentive fees (Note 3b)	135,076	210,364
Professional fees	78,632	71,675
Redemptions payable to Limited Partners (Note 7)	108,508	131,176

Total liabilities	424,272	521,403

Partners’ Capital (Notes 1 and 7):
General Partner, 234.0209 and 251.2299 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	324,842	344,289
Limited Partners, 20,242.5955 and 22,157.9425 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	28,098,603	30,365,539

Total partners’ capital	28,423,445	30,709,828

Total liabilities and partners’ capital	$28,847,717	$31,231,231

Net asset value per Redeemable Unit	$1,388.09	$1,370.41

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

December 31, 2015

		% of Partners’
Investment in Funds	Fair Value	Capital
CMF Aspect Master Fund L.P.	$9,276,398	32.64%
CMF Graham Capital Master Fund L.P.	10,519,871	37.01
PGR Master Fund L.P.	8,956,146	31.51

Total investment in Funds	$28,752,415	101.16%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

December 31, 2014

		% of Partners’
Investment in Funds	Fair Value	Capital
CMF Aspect Master Fund L.P.	$7,732,770	25.18%
CMF Graham Capital Master Fund L.P.	8,442,627	27.49
PGR Master Fund L.P.	8,080,427	26.31

Total investment in Funds	$24,255,824	78.98%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses for the years ended

December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment income:
Interest income allocated from Funds (Note 3c)	$2,778	$4,181	$10,013

Expenses:
Expenses allocated from Funds	144,899	260,650	200,578
Ongoing selling agent fees (Note 3c)	602,352	939,182	1,858,903
General Partner fees (Note 3a)	269,843	65,973	-
Management fees (Note 3b)	403,799	391,060	548,347
Incentive fees (Note 3b)	135,076	210,364	-
Professional fees	173,278	138,561	143,695

Total expenses	1,729,247	2,005,790	2,751,523

Net investment loss	(1,726,469)	(2,001,609)	(2,741,510)

Trading Results:
Net gains (losses) on investment in Funds:
Net realized gains (losses) on closed contracts allocated from Funds	4,488,916	6,575,785	2,442,208
Net change in unrealized gains (losses) on open contracts allocated from Funds	(2,311,339)	334,875	(254,066)

Total trading results	2,177,577	6,910,660	2,188,142

Net income (loss)	$451,108	$4,909,051	$(553,368)

Net income (loss) per Redeemable Unit (Note 8)*	$17.68	$229.47	$(17.00)

Weighted average Redeemable Units outstanding	21,343.6414	24,899.8637	29,833.4147

*Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Statements of Changes in Partners’ Capital for the years ended

December 31, 2015, 2014 and 2013

	Limited	General
	Partners	Partner	Total
Partners’ Capital, December 31, 2012	$36,499,428	$419,927	$36,919,355
Net income (loss)	(547,203)	(6,165)	(553,368)
Redemptions of 4,059.7630 Redeemable Units	(4,620,762)	-	(4,620,762)

Partners’ Capital, December 31, 2013	31,331,463	413,762	31,745,225
Net income (loss)	4,852,107	56,944	4,909,051
Redemptions of 5,303.2420 Redeemable Units	(5,818,031)	-	(5,818,031)
Redemptions of 111.4200 General Partner Redeemable Units	-	(126,417)	(126,417)

Partners’ Capital, December 31, 2014	30,365,539	344,289	30,709,828
Net income (loss)	445,002	6,106	451,108
Redemptions of 1,915.3470 Redeemable Units	(2,711,938)	-	(2,711,938)
Redemptions of 17.2090 General Partner Redeemable Units	-	(25,553)	(25,553)

Partners’ Capital, December 31, 2015	$28,098,603	$324,842	$28,423,445

Net asset value per Reedemable Unit:

2013:	$1,140.94

2014:	$1,370.41

2015:	$1,388.09

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

1.	Partnership Organization:

Diversified 2000 Futures Fund L.P. (the “Partnership”) is a limited partnership which was organized under the partnership laws of the State of New York on August 25, 1999 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are indirectly traded by the Partnership, through its investment in the Funds (as defined in Note 6, “Investment in Funds”), are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

During the years ended December 31, 2015 and 2014, the Partnership’s commodity broker was Morgan Stanley & Co, LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The costs of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

2.	Basis of Presentation and Summary of Significant Accounting Policies:

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

c.

Partnership’s Investments. The Partnership carries its investment in the Funds, other than its investment in Graham Master, based on the Funds net asset value per Redeemable Unit as calculated by the Funds. The Partnership carries its investments in Graham Master based on the Partnership’s (1) net contribution to Graham Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Graham Master.

Funds’ Investments. All commodity interests of the Funds, including derivative financial instruments and derivative commodity instruments are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are reported in the Funds’ Statements of Income and Expenses.

d.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

f.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 8, “Financial Highlights.”

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

g.

Fair Value of Financial Instruments. The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

h.

Recent Accounting Pronouncements: In May 2015, the FASB issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount in the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

i.

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported as professional fees were previously reported separately as professional fees and other in the Statements of Financial Condition and Statements of Income and Expenses. Amounts reported as expenses allocated from Funds were previously reported separately as clearing fees allocated from Funds and as part of other in the Statements of Income and Expenses. In the financial highlights table, ongoing selling agent fees and clearing fees which were previously included in net realized and unrealized gains (losses) per Redeemable Unit and excluded from expenses per Redeemable Unit are now excluded from net realized and unrealized gains (losses) per Redeemable Unit and included in net investment loss per Redeemable Unit. Interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

j.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined there were no subsequent events requiring adjustment of or disclosure in the financial statements.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. Effective October 1, 2014, the Partnership pays the General Partner a monthly fee (formerly, the administrative fee) in return for its services equal to 1/12 of 0.9% (0.9% per year) of the month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating the General Partner fee are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with Graham Capital Management, L.P. (“Graham”), Aspect Capital Limited (“Aspect”) and PGR Capital LLP (“PGR”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. The General Partner, on behalf of the Partnership, also entered into Management Agreements with SandRidge Capital Management L.P. (“SandRidge”), Waypoint Capital Management LLC (“Waypoint”) and Eckhardt Trading Company (“Eckhardt”). References herein to the Advisors may also include, as relevant, SandRidge, Waypoint and Eckhardt. Sandridge, Waypoint and Eckhardt were each terminated as a commodity trading advisor for the Partnership as of January 31, 2013, November 30, 2013 and December 31, 2014, respectively. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and CGM and are not responsible for the organization or operation of the Partnership. Prior to April 1, 2014, the Partnership paid each Advisor, except Aspect and PGR, a monthly management fee equal to 1/12 of 2% (2% per year) of month-end Net Assets allocated to the Advisor. Aspect and PGR received a monthly management fee equal to 1/12 of 1.25% (1.25% per year) and 1/12 of 1% (1% per year), respectively, of month-end Net Assets allocated to the respective Advisor. Effective April 1, 2014, the monthly management fee paid to Graham was reduced from 1/12 of 2% (2% per year) to 1/12 of 1.75% (1.75% per year). Effective July 1, 2014, the monthly management fee paid to Eckhardt was reduced from 1/12 of 2% (2% per year) to 1/12 of 1% (1% per year). Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the administrative fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

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

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate the assets to additional advisors at any time.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

c.	Customer Agreement/Selling Agent Agreement:

Prior to and during part of the third quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and during the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). The Partnership has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 0.45% (5.4% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) through its investment in the Funds. CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined.

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 5.4% per year of month-end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.4% to an annual rate of 2.9%. Effective October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 2.9% to an annual rate of 2.0%. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s clearing fees, incentive fee accruals, the monthly management fees, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests through its investment in the Funds. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

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

The MS&Co. Customer Agreement with the Partnership and the Funds gives, and the CGM Customer Agreement with the Partnership and the Funds gave, the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying the industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forwards, swap and certain option contracts for which market quotations are not readily available, are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2015 and 2014, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are considered at the end of the reporting period. During the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

6.	Investment in Funds:

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2015.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

Aspect Master’s, Graham Master’s and PGR Master’s (collectively, the “Funds”) trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the year ended December 31, 2015, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM.

Generally, a limited partner in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

All clearing fees are borne by the Funds. Professional fees and other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level.

At December 31, 2015, the Partnership owned approximately 13.5% of Aspect Master, 19.9% of Graham Master and 41.9% of PGR Master. At December 31, 2014, the Partnership owned approximately 9.9% of Aspect Master, 17.4% of Graham Master, and 60.4% of PGR Master. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital for the Funds is shown in the following tables.

	December 31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$68,986,804	$521,227	$68,465,577
Graham Master	52,819,144	17,985	52,801,159
PGR Master	21,466,014	67,779	21,398,235

	December 31, 2014
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$78,421,434	$50,766	$78,370,668
Graham Master	68,175,989	19,684,323	48,491,666
Eckhardt Master	12,064,484	12,064,484	-
PGR Master	13,420,372	48,556	13,371,816

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the Year Ended December 31, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(225,822)	$8,457,822	$8,232,000
Graham Master	(195,170)	3,492,009	3,296,839
PGR Master	(63,701)	362,309	298,608

	For the Year Ended December 31, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(296,488)	$19,798,779	$19,502,291
Graham Master	(242,965)	16,201,289	15,958,324
Eckhardt Master	(178,967)	2,159,309	1,980,342
PGR Master	(92,435)	2,790,730	2,698,295

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables.

	December 31, 2015		For the year ended December 31, 2015
	% of			Expenses		Net
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Income (Loss)	Investment Objective	Redemptions Permitted
Aspect Master	32.64%	$9,276,398	$1,181,764	$18,776	$17,432	$1,145,556	Commodity Portfolio	Monthly
Graham Master	37.01%	10,519,871	737,341	22,666	17,819	696,856	Commodity Portfolio	Monthly
PGR Master	31.51%	8,956,146	261,250	19,813	48,393	193,044	Commodity Portfolio	Monthly

Total		$28,752,415	$2,180,355	$61,255	$83,644	$2,035,456

	December 31, 2014		For the year ended December 31, 2014
	% of			Expenses		Net
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Income (Loss)	Investment Objective	Redemptions Permitted
Aspect Master	25.18%	$7,732,770	$2,029,387	$17,355	$13,886	$1,998,146	Commodity Portfolio	Monthly
Graham Master	27.49%	8,442,627	2,095,191	18,527	14,790	2,061,874	Commodity Portfolio	Monthly
Eckhardt Master	-	-	1,224,806	44,114	57,728	1,122,964	Commodity Portfolio	Monthly
PGR Master	26.31%	8,080,427	1,565,457	19,066	75,184	1,471,207	Commodity Portfolio	Monthly

Total		$24,255,824	$6,914,841	$99,062	$161,588	$6,654,191

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

7.	Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value per Redeemable Unit as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with the redemptions.

8.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Net realized and unrealized gains (losses)	$97.67	$310.43	$74.78
Net investment loss	(79.99)	(80.96)	(91.78)

Increase (decrease) for the year	17.68	229.47	(17.00)
Net asset value per Redeemable Unit, beginning of year	1,370.41	1,140.94	1,157.94

Net asset value per Redeemable Unit, end of year	$1,388.09	$1,370.41	$1,140.94

	2015	2014	2013
Ratios to average net assets:
Net investment loss *	(5.8)%	(7.2)%	(8.1)%
Operating expenses	5.3%	6.4%	8.1%
Incentive fees	0.5%	0.8%	0.0%

Total expenses	5.8%	7.2%	8.1%

Total return:
Total return before incentive fees	1.8%	20.9%	(1.5)%
Incentive fees	(0.5)%	(0.8)%	0.0%

Total return after incentive fees	1.3%	20.1%	(1.5)%

* Interest income less total expenses.

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

In the normal course of business, the Partnership, through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange- traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 7.5% to 35.6% of the Funds’ contracts are traded over the counter.

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Funds’ Statements of Income and Expenses.

The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Funds’ Statements of Income and Expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continues to be subject to such risks with respect to MS&Co.

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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Funds’ business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2015 and 2014 are summarized below:

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$606,352	$1,787,020	$(3,755,187)	$3,539,392
Interest income	391	1,358	460	569
Total expenses	(389,639)	(493,629)	148,072	(994,051)

Net income (loss)	$217,104	$1,294,749	$(3,606,655)	$2,545,910

Increase (decrease) in net asset value per Redeemable Unit	$10.72	$60.85	$(168.39)	$114.50

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Total trading results	$5,976,273	$1,067,156	$1,985,041	$(2,117,810)
Interest income	753	682	900	1,846
Total expenses	(624,870)	(389,848)	(394,517)	(596,555)

Net income (loss)	$5,352,156	$677,990	$1,591,424	$(2,712,519)

Increase (decrease) in net asset value per Redeemable Unit	$235.81	$29.18	$62.96	$(98.48)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information.

Effective February 1, 2016, Steven Ross was appointed a director of the General Partner and Frank Smith resigned as a director of the General Partner.

Effective February 24, 2016, Edmond Moriarty and Kevin Klingert resigned as directors of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), M. Paul Martin (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 47, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 44, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

M. Paul Martin, age 57, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 56, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of Morgan Stanley Investment Management since February 2015 and the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to executive officers because it has no executive officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11.   Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. During the fourth quarter of 2014, as compensation for its services, the Partnership began paying the General Partner fees (formerly, “administrative fees”), as described under “Item 1. Business.” During the year ended 2015, the General Partner earned $269,843 in general partner fees. Morgan Stanley Wealth Management, an affiliate of the General Partner, is the selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2015, Morgan Stanley Wealth Management earned $602,352 in ongoing selling agent fees from the Partnership. MS&Co., an affiliate of the General Partner, is the commodity broker for the Partnership and receives trading fees for such services, as described under “Item 1. Business.” For the year ended December 31, 2015, MS&Co. earned $61,255 in trading fees from the Partnership. As compensation for their services, the Partnership pays the Advisors management and incentive fees as described under “Item 1. Business.” For the year ended December 31, 2015, the Advisors earned $403,799 in management fees. For the year ended December 31, 2015, the Advisors earned $135,076 in incentive fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2016, the Partnership knows of one person who beneficially owns more than 5% of the Redeemable Units outstanding.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units	Virginia B. Fox TTEE	1,778.2190	8.8%
	Virginia B. Fox Trust U/A/D	Redeemable Units
	1371 Pembroke Drive
	Bloomfield Hills, MI 48304-2654

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2015:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner Redeemable Units	General Partner	234.0209	1.1%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with related persons. None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable.

(c)

Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner, could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business”, “Item 8. Financial Statements and Supplementary Data,” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1)

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2015 and 2014 for the audits of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2015	$101,000
2014	$139,900

(2)	Audit-Related Fees. None

(3)	Tax Fees. The Partnership did not pay Deloitte any amounts in 2015 and 2014 for professional services in connection with tax compliance, tax advice, and tax planning.

(4)	All Other Fees. None.

(5)	Not applicable.

(6)	Not applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2015 and 2014.

Schedules of Investments at December 31, 2015 and 2014.

Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013.

Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013.

Notes to Financial Statements.

(2) Exhibits:

3.1	Limited Partnership Agreement (filed as Exhibit A to the Prospectus on Form 424(b)(3) filed on February 16, 2000 and incorporated herein by reference).

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

10.4	Amended and Restated Alternative Investments Selling Agent Agreement between the Partnership the General Partner and Morgan Stanley Wealth Management,

dated March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.5

Management Agreement among the Partnership, the General Partner and Aspect Capital Limited, dated January 3, 2002 (filed as Exhibit 99 to the Annual Report on Form 10-K filed on March 27, 2003 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Aspect Capital Limited from June 30, 2015 to June 30, 2016, dated June 1, 2015 (filed herewith).

10.6

Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P., dated March 1, 2001 (filed as Exhibit 10 to the Annual Report on Form 10-K filed on March 27, 2002 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with Graham Capital Management, L.P. from June 30, 2015 to June 30, 2016, dated June 1, 2015 (filed herewith).

(b) . Amendment No. 1 to the Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P. effective April 1, 2014 (filed as Exhibit 10.9(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

10.7

Amendment and Restated Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 15, 2011 and incorporated herein by reference).

(a) Letter from the General Partner extending Management Agreement with PGR Capital LLP, from June 30, 2015 to June 30, 2016, dated June 1, 2015 (filed herewith).

10.8

Amended and Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the current report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

31.1—Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2—Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1—Section 1350 Certification (Certification of President and Director).

32.2—Section 1350 Certification (Certification of Chief Financial Officer and Director).

99.1	Financial Statements of CMF Aspect Master Fund L.P.

99.2	Financial Statements of CMF Graham Capital Master Fund L.P.

99.3	Financial Statements of PGR Master Fund L.P.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified 2000 Futures Fund L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director
Date: March 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli
Patrick T. Egan	Feta Zabeli
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2016	Date: March 28, 2016

/s/ Steven Ross	/s/ M. Paul Martin
Steven Ross	M. Paul Martin
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2016
Date: March 28, 2016

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.