Form 10-Q
period 2016-03-31
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2016-05-12
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes        No X

As of April 30, 2016, 19,502.4535 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Investment in the Funds (1), at fair value	$28,037,430	$28,752,415
Cash at MS&Co.	86,261	95,302
Cash at bank	802	-

Total assets	$28,124,493	$28,847,717

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$46,874	$48,080
General Partner fees	20,991	21,541
Management fees	31,308	32,435
Incentive fees	17,957	135,076
Professional fees	89,371	78,632
Redemptions payable to Limited Partners	351,151	108,508

Total liabilities	557,652	424,272

Partners’ Capital:
General Partner, 234.0209 Redeemable Units outstanding at March 31, 2016 and December 31, 2015	322,551	324,842
Limited Partners, 19,766.5475 and 20,242.5955 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively	27,244,290	28,098,603

Total partners’ capital (net asset value)	27,566,841	28,423,445

Total liabilities and partners’ capital	$28,124,493	$28,847,717

Net asset value per Redeemable Unit	$1,378.30	$1,388.09

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

March 31, 2016

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in the Funds
CMF Aspect Master Fund L.P.	$10,066,113	36.52%
CMF Graham Capital Master Fund L.P.	9,434,197	34.22
PGR Master Fund L.P.	8,537,120	30.97

Total investment in the Funds	$28,037,430	101.71%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

December 31, 2015

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in the Funds
CMF Aspect Master Fund L.P.	$9,276,398	32.64%
CMF Graham Capital Master Fund L.P.	10,519,871	37.01
PGR Master Fund L.P.	8,956,146	31.51

Total investment in the Funds	$28,752,415	101.16%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Investment Income:
Interest income allocated from the Funds	$12,385	$569

Expenses:
Expenses allocated from the Funds	28,997	47,070
Ongoing selling agent fees	146,251	165,382
General Partner fees	65,521	74,094
Management fees	97,809	110,548
Incentive fees	17,957	559,525
Professional fees	42,948	37,432

Total expenses	399,483	994,051

Net investment loss	(387,098)	(993,482)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on closed contracts allocated from the Funds	485,039	5,347,292
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(284,379)	(1,807,900)

Total trading results	200,660	3,539,392

Net income (loss)	(186,438)	2,545,910
Redemptions - General Partner	-	(25,553)
Redemptions - Limited Partners	(670,166)	(1,356,252)

Net increase (decrease) in Partners’ Capital	(856,604)	1,164,105
Partners’ Capital, beginning of period	28,423,445	30,709,828

Partners’ Capital, end of period	$27,566,841	$31,873,933

Net asset value per Redeemable Unit (20,000.5684 and 21,465.1884 Redeemable Units outstanding at March 31, 2016 and 2015, respectively)	$1,378.30	$1,484.91

Net income (loss) per Redeemable Unit *	$(9.79)	$114.50

Weighted average Redeemable Units outstanding	20,362.1921	22,197.7707

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1. Organization:

Diversified 2000 Futures Fund L.P. (the “Partnership”) is a limited partnership which was organized under the partnership laws of the State of New York on August 25, 1999 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are indirectly traded by the Partnership, through its investment in the Funds (defined below), are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets directly or indirectly through its investment in the Funds in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

Between January 31, 2000 (commencement of the initial offering period) and May 30, 2000, 16,045 redeemable units of limited partnership interest (“Redeemable Units”) and 162 General Partner Redeemable Units were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until May 31, 2000, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 150,000 Redeemable Units during its initial offering period. As of November 25, 2002, the Partnership was authorized to sell an additional 40,000 Redeemable Units. The Partnership no longer offers Redeemable Units for sale.

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

All commodity trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”), and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

During the reporting periods ended March 31, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

CMF Graham Capital Master Fund L.P. (“Graham Master”), CMF Aspect Master Fund L.P. (“Aspect Master”) and PGR Master Fund L.P. (“PGR Master”, and together with Graham Master and Aspect Master, the “Funds”) have entered into a futures brokerage account agreement with MS&Co. Graham Master and Aspect Master entered into a foreign exchange brokerage account agreement with MS&Co. The Partnership, through its investments in the Funds, pays MS&Co (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has also entered into a selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly selling agent fee equal to 2% per year of the Partnership’s adjusted net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

The General Partner and each limited partner of the Partnership (each, a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, or net of distributions or redemptions and losses, if any.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Partnership’s Investment: The Partnership carries its investment in the Funds, other than its investment in Graham Master, based on the Fund’s net asset value per Redeemable Unit as calculated by the Funds. The Partnership carries its investment or redemptions and losses, if any in Graham Master based on the Partnership’s (1) net contribution to Graham Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Graham Master.

Funds’ Investments: All commodity interests of the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading accounts in the Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are reported in the Partnership/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Net Income (loss) per Redeemable Unit: Net income (loss) per Redeemable Unit is calculated in accordance with ASU 946 “Financial Services – Investment Companies”. See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments: The carrying value of the Partnership’s/Funds’ assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Recent Accounting Pronouncement: In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Reclassification: Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported as professional fees were previously reported as professional fees and other in the Statements of Financial Condition and Statements of Income and Expenses and Changes in Partners’ Capital. In the financial highlights, interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3. Financial Highlights:

Financial highlights for the Limited Partner class as a whole for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Per Redeemable Unit Performance (for unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$9.13	$159.23
Net investment loss	(18.92)	(44.73)

Increase (decrease) for period	(9.79)	114.50
Net asset value per Redeemable Unit, beginning of period	1,388.09	1,370.41

Net asset value per Redeemable Unit, end of period	$1,378.30	$1,484.91

	Three Months Ended March 31,
	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.3)%	(7.4)%

Operating expenses	5.4%	5.6%
Incentive fees	0.1%	1.8%

Total expenses	5.5%	7.4%

Total return:
Total return before incentive fees	(0.6)%	10.2%
Incentive fees	(0.1)%	(1.8)%

Total return after incentive fees	(0.7)%	8.4%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (other than incentive fees).

***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average partners’ capital of the Partnership and includes the income and expenses allocated from the Funds.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

4. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The futures brokerage account with MS&Co. give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Funds’ Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Funds are held for trading purposes.

Trading and transaction fees are based on the number of trades executed by the Advisors of the Funds and the Partnership’s ownership of the Funds. All clearing fees paid to MS&Co. are borne by the Funds and allocated to the limited partners, including the Partnership.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forwards, swap and certain option contracts for which market quotations are not readily available, are priced by broker-quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of March 31, 2016 and December 31, 2015, and for the periods ended March 31, 2016 and 2015, the Funds’ investments were classified as either Level 1 or Level 2 and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

6. Investments in the Funds:

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

On November 1, 2010, the assets allocated to PGR for trading were invested in PGR Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGR Master with cash equal to $5,000,000. PGR Master permits accounts managed by PGR using its Mayfair Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of PGR Master. Individual and pooled accounts currently managed by PGR, including the Partnership, are permitted to be limited partners of PGR Master. The General Partner and PGR believe that trading through this structure should promote efficiency and economy in the trading process.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2016.

The Funds’ trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with MS&Co.

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

Management, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level. Clearing fees are borne by the Funds and allocated to the Funds’ Limited Partners, including the Partnership. Professional fees (formerly, other expenses) are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

As of March 31, 2016, the Partnership owned approximately 17.3% of Aspect Master, 20.9% of Graham Master, and 40.2% of PGR Master. As of December 31, 2015, the Partnership owned approximately 13.5% of Aspect Master, 19.9% of Graham Master and 41.9% of PGR Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital for the Funds is shown in the following tables.

	March 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$59,045,262	$901,406	$58,143,856
Graham Master	45,357,514	160,411	45,197,103
PGR Master	21,465,985	214,168	21,251,817

	December 31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$68,986,804	$521,227	$68,465,577
Graham Master	52,819,144	17,985	52,801,159
PGR Master	21,466,014	67,779	21,398,235

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(24,823)	$1,461,750	$1,436,927
Graham Master	(27,377)	(1,593,933)	(1,621,310)
PGR Master	(551)	694,663	694,112

	For the three months ended March 31, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(59,710)	$8,187,646	$8,127,936
Graham Master	(57,342)	5,530,650	5,473,308
PGR Master	(26,165)	1,983,307	1,957,142

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of the Funds is shown in the following tables.

	March 31, 2016		For the three months ended March 31, 2016
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
Aspect Master	36.52%	$10,066,113	$190,276	$4,835	$3,351	$182,090	Commodity Portfolio	Monthly
Graham Master	34.22%	9,434,197	(336,422)	5,146	4,198	(345,766)	Commodity Portfolio	Monthly
PGR Master	30.97%	8,537,120	359,191	2,872	8,595	347,724	Commodity Portfolio	Monthly

Total		$28,037,430	$213,045	$12,853	$16,144	$184,048

	December 31, 2015		For the three months ended March 31, 2015
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
Aspect Master	32.64%	$9,276,398	$1,108,066	$4,552	$3,765	$1,099,749	Commodity Portfolio	Monthly
Graham Master	37.01%	10,519,871	1,150,180	6,407	5,901	1,137,872	Commodity Portfolio	Monthly
PGR Master	31.51%	8,956,146	1,281,715	6,127	20,318	1,255,270	Commodity Portfolio	Monthly

Total		$28,752,415	$3,539,961	$17,086	$29,984	$3,492,891

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7. Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange- traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 19.1% to 36.5% of the Funds’ contracts are traded OTC.

Futures Contracts. The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

8. Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its investment in the Funds, cash at MS&Co. and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2016, Partnership capital decreased 3.0% from $28,423,445 to $27,566,841. This decrease was attributable to a net loss of $186,438, coupled with redemptions of 476.0480 Limited Partners Redeemable Units totaling $670,166. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent months.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s/Funds’ significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, of the financial statements.

The Partnership/Funds records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2016, the Partnership’s net asset value per Redeemable Unit decreased 0.7% from $1,388.09 to $1,378.30 as compared to an increase of 8.4% in the first quarter of 2015. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2016 of $200,660. Gains were primarily attributable to the Fund’s trading in energy, grains and non-U.S. interest rates, and were partially offset by losses in currencies, U.S. interest rates, livestock, indices, metals and softs. The Partnership experienced a net trading gain through its investments in the Funds before fees and expenses in the first quarter of 2015 of $3,539,392. Gains were primarily attributable to the Funds trading in currencies, grains, U.S. and non-U.S. interest rates, energy, livestock, indices and softs and were partially offset by losses in metals.

The most significant losses were incurred within the metals markets during February from short positions in gold and silver futures as prices rallied amid increased investor demand for precious metals. Additional losses in the metals sector were experienced during March from short positions in copper futures as prices moved higher amid brighter prospects for Chinese demand, a weaker dollar and signs of tighter global supplies. Within the currency markets, losses were recorded during March from short positions in the British pound, Swiss franc, and the euro versus the U.S. dollar as the relative value of the dollar weakened following dovish comments from U.S. Federal Reserve Chair Janet Yellen that pushed out expectations for the U.S. central bank’s next interest rate hike. Additional losses were incurred during February from positions in the euro, Swiss franc, and Japanese yen. Losses were experienced within the agricultural markets during March from short positions in wheat futures as prices advanced as inclement weather throughout much of the U.S. Midwest threatened crops. Additional losses in the agricultural sector were incurred during January from long positions in cocoa futures as prices tumbled as funds cut bets on higher prices and signs emerged that the crop in Ghana, the second-biggest cocoa producer, is recovering from a five-year low. Within the global stock index sector, losses were primarily experienced during March from short positions in Asian and European equity index futures as prices moved higher following upbeat U.S. jobs data and a rebound in oil and commodity prices. The Partnership’s trading losses during the quarter were offset by trading gains achieved within the global interest rate sector during January and February from long positions in European fixed income futures as prices rallied after European Central Bank (the “ECB”) head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero. Additional gains were recorded from long positions in U.S. Treasury note and Treasury bond futures. Within the energy markets, gains were recorded during January from short futures positions in gas oil, gasoline, and crude oil as prices plunged as turmoil in Chinese markets and an expected increase in Iranian crude exports added to concerns that a global supply glut may continue. Gains within the energy sector were also experienced during February from short positions in natural gas futures as prices moved lower as mild weather in the U.S. reduced demand for heating from homes and businesses.

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

Interest income on 80% of the Partnership’s (or the Partnership’s allocable portion of a Fund’s) average daily equity maintained in cash during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Any interest earned on the Partnership’s and/or a Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. Interest income for the three months ended March 31, 2016 increased by $11,816 as compared to the corresponding period in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three months ended March 31, 2016 as compared to the corresponding period in 2015. The amount of interest income earned by the Partnership depends on (1) the average daily equity in the Partnership’s/Funds’ accounts (2) the amount of Treasury bills and/or money market mutual fund securities purchased by the Partnership and/or the Funds and (3) upon interest rates over which the Partnership/Funds and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2016 decreased by $19,131, as compared to the corresponding period in 2015. The decrease in ongoing selling agent fees is primarily due to lower average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

General Partner fees (formerly, administrative fees) are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisors and (ii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and is affected by trading performance and redemptions. Accordingly, it must be analyzed in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three months ended March 31, 2016 decreased by $8,573, as compared to the corresponding period in 2015. The decrease in General Partner fees is primarily due to lower average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2016 decreased by $12,739, as compared to the corresponding period in 2015. The decrease in management fees is primarily due to lower average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended March 31, 2016 and 2015 resulted in an incentive fee accrual of $17,957 and $559,525. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2016 and December 31, 2015, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2016		December 31, 2015
Aspect Capital Limited	$9,661,466	35%	$9,106,487	32%
Graham Capital Management L.P.	$9,406,471	34%	$10,382,984	37%
PGR Capital LLP	$8,498,904	31%	$8,933,974	31%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All or substantially all of the Partnership’s assets are subject to the risk or trading loss through its investments in the Funds. The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds’ main line of business.

The Limited Partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair market value of the Partnership’s/Funds’ open contracts and, consequently, in their earnings and cash balances. The Partnership’s/Funds’ market risks are influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Partnership’s/Funds’ open contracts and the liquidity of the markets in which they trade.

The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performance is not necessarily indicative of their future results.

“Value at Risk” is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experiences to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage their market risks.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the Funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund, separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2016 and December 31, 2015. As of March 31, 2016, the Partnership’s total capitalization was $27,566,841.

March 31, 2016
Market Sector	Value at Risk	% of Total Capitalization

Currencies	$1,369,065	4.97%
Energy	396,775	1.44
Grains	150,947	0.55
Indices	758,139	2.75
Interest Rates U.S.	193,937	0.70
Interest Rates Non-U.S.	531,346	1.93
Livestock	15,154	0.05
Metals	249,898	0.91
Softs	122,977	0.44

Total	$3,788,238	13.74%

As of December 31, 2015, the Partnership’s total capitalization was $28,423,445.

December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization

Currencies	$1,225,201	4.31%
Energy	794,681	2.80
Grains	253,969	0.89
Indices	681,187	2.40
Interest Rates U.S.	164,676	0.58
Interest Rates Non-U.S.	392,477	1.38
Livestock	25,031	0.09
Metals	717,762	2.52
Softs	114,644	0.40

Total	$4,369,628	15.37%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended March 31, 2016, and for the twelve months ended December 31, 2015. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2016, Aspect Master’s total capitalization was $58,143,856. The Partnership owned approximately 17.3% of Aspect Master. As of March 31, 2016, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

March 31, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,114,991	7.08%	$4,114,991	$2,026,873	$3,068,259
Energy	518,031	0.89	1,599,620	330,541	720,309
Grains	418,840	0.72	682,790	371,461	471,542
Indices	1,000,428	1.72	1,062,136	659,288	844,872
Interest Rates U.S.	400,380	0.69	522,570	97,506	397,408
Interest Rates Non-U.S.	1,346,965	2.32	1,463,771	932,999	1,333,243
Livestock	82,995	0.14	125,895	44,550	68,420
Metals	719,496	1.24	1,354,919	603,733	803,574
Softs	342,517	0.59	342,517	124,438	238,106

Total	$8,944,643	15.39%

* Average of month-end Values at Risk.

As of December 31, 2015, Aspect Master’s total capitalization was $68,465,577. The Partnership owned approximately 13.5% of Aspect Master. As of December 31, 2015, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,828,841	5.59%	$7,618,931	$621,769	$4,403,903
Energy	1,762,255	2.57	1,969,743	529,815	1,264,041
Grains	659,130	0.96	659,130	169,143	465,015
Indices	1,018,193	1.49	3,365,637	476,501	1,708,786
Interest Rates U.S.	131,024	0.19	700,590	89,018	389,407
Interest Rates Non-U.S.	1,272,166	1.86	2,845,509	676,060	1,469,168
Livestock	142,395	0.21	197,120	42,240	94,870
Metals	1,538,342	2.25	2,140,747	635,320	1,398,537
Softs	233,924	0.34	609,644	131,849	411,387

Total	$10,586,270	15.46%

*	Annual average of month-end Values at Risk.

As of March 31, 2016, Graham Master’s total capitalization was $45,197,103. The Partnership owned approximately 20.9% of Graham Master. As of March 31, 2016, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

March 31, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,620,444	5.80%	$3,689,131	$2,042,592	$2,529,491
Energy	345,950	0.77	1,053,470	267,944	555,427
Grains	251,977	0.56	531,949	249,084	387,757
Indices	2,257,892	5.00	2,320,550	1,030,449	1,619,644
Interest Rates U.S.	346,478	0.77	835,863	152,661	544,632
Interest Rates Non-U.S.	1,072,598	2.37	1,420,966	673,838	1,187,505
Metals	454,002	1.00	1,548,556	251,791	730,373
Softs	193,138	0.43	246,512	130,334	187,106

Total	$7,542,479	16.70%

* Average of month-end Values at Risk.

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

* Annual average of month-end Values at Risk.

As of March 31, 2016, PGR Master’s total capitalization was $21,251,817. The Partnership owned approximately 40.2% of PGR Master. As of March 31, 2016, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

March 31, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$272,385	1.28%	$506,165	$200,310	$254,618
Energy	584,210	2.75	660,825	264,814	397,705
Grains	64,240	0.30	128,645	40,150	55,622
Indices	281,506	1.33	332,832	217,565	270,133
Interest Rates U.S.	129,993	0.61	147,290	48,059	116,829
Interest Rates Non-U.S.	184,447	0.87	184,447	125,824	152,547
Livestock	1,980	0.01	9,900	-	2,640
Metals	75,967	0.36	442,365	75,967	98,539
Softs	58,100	0.27	87,981	35,347	54,453

Total	$1,652,828	7.78%

* Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. That settlement was finalized on February 10, 2016.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a SIV called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item lA.  Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	121.9960	$1,435.33	N/A	N/A
February 1, 2016 - February 29, 2016	99.2810	$1,449.53	N/A	N/A
March 1, 2016 - March 31, 2016	254.7710	$1,378.30	N/A	N/A
	476.0480	$1,407.77

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

Item 3.	Defaults Upon Senior Securities —None.

Item 4.	Mine Safety Disclosures —Not applicable.

Item 5.	Other Information — None.

Item 6.	Exhibits

3.1	Limited Partnership Agreement (filed as Exhibit A to the Registration Statement on Form 424(b)(3) filed on February 16, 2000 and incorporated herein by reference).

(a)

Amendment No. 1 to the Limited Partnership Agreement dated as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 3.1(a) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

(b)

Amendment No. 2 to the Limited Partnership Agreement dated as of December 30, 2015 and effective January 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 6, 2016 and incorporated herein by reference).

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

10.2

Amended and Restated Commodity Futures Customer Agreement, between the Partnership and MS&Co., effective September 4, 2013 (filed as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(a)

U.S. Treasury Securities Purchase Authorization Agreement between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

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

(a)

Letter from the General Partner extending Management Agreement with Aspect Capital Limited from June 30, 2015 to June 30, 2016, dated June 1, 2015 (filed as Exhibit 10.5(a) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

10.6

Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P., dated March 1, 2001 (filed as Exhibit 10 to the Annual Report on Form 10-K filed on March 27, 2002 and incorporated herein by reference).

(a)

Letter from the General Partner extending Management Agreement with Graham Capital Management, L.P. from June 30, 2015 to June 30, 2016, dated June 1, 2015 (filed as Exhibit 10.6(a) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

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

(a)

Letter from the General Partner extending Management Agreement with PGR Capital LLP, from June 30, 2015 to June 30, 2016, dated June 1, 2015 (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

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

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: May 12, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 12, 2016