Form 10-Q
period 2016-06-30
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2016-08-11
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes          No X

As of July 31, 2016, 18,001.6575 Limited Partnership Redeemable Units were outstanding.

DIVERSIFIED 2000 FUTURES FUND L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Investment in the Funds (1) , at fair value	$26,514,157	$28,752,415
Cash at MS&Co.	63,544	95,302
Cash at bank	607	-

Total assets	$26,578,308	$28,847,717

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$44,297	$48,080
General Partner fees	19,851	21,541
Management fees	29,564	32,435
Incentive fees	-	135,076
Professional fees	66,100	78,632
Redemptions payable to Limited Partners	450,362	108,508

Total liabilities	610,174	424,272

Partners’ Capital:
General Partner, 234.0209 Redeemable Units outstanding at June 30, 2016 and December 31, 2015	318,159	324,842
Limited Partners, 18,866.7705 and 20,242.5955 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively	25,649,975	28,098,603

Total partners’ capital (net asset value)	25,968,134	28,423,445

Total liabilities and partners’ capital	$26,578,308	$28,847,717

Net asset value per Redeemable Unit	$1,359.53	$1,388.09

(1) Defined in Note 1.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

June 30, 2016

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in the Funds
CMF Aspect Master Fund L.P.	$8,937,658	34.42%
CMF Graham Capital Master Fund L.P.	9,045,644	34.83
PGR Master Fund L.P.	8,530,855	32.85

Total investment in the Funds	$26,514,157	102.10%

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

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest income allocated from the Funds	$10,895	$460	$23,280	$1,029

Expenses:
Expenses allocated from the Funds	31,629	39,133	60,626	86,204
Ongoing selling agent fees	130,435	147,573	276,686	312,955
General Partner fees	58,430	66,120	123,951	140,214
Management fees	87,446	98,454	185,255	209,002
Incentive fees	(17,957)	(543,108)	—	16,417
Professional fees	41,915	43,756	84,863	81,187

Total expenses	331,898	(148,072)	731,381	845,979

Net investment income (loss)	(321,003)	148,532	(708,101)	(844,950)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on closed contracts allocated from the Funds	(1,391,072)	(2,575,130)	(906,033)	2,772,162
Net change in unrealized gains (losses) on open contracts allocated from the Funds	1,297,182	(1,180,057)	1,012,803	(2,987,957)

Total trading results	(93,890)	(3,755,187)	106,770	(215,795)

Net income (loss)	(414,893)	(3,606,655)	(601,331)	(1,060,745)
Redemptions - General Partner	-	-	-	(25,553)
Redemptions - Limited Partners	(1,183,814)	(227,268)	(1,853,980)	(1,583,520)

Net increase (decrease) in Partners’ Capital	(1,598,707)	(3,833,923)	(2,455,311)	(2,669,818)
Partners’ Capital, beginning of period	27,566,841	31,873,933	28,423,445	30,709,828

Partners’ Capital, end of period	$25,968,134	$28,040,010	$25,968,134	$28,040,010

Net asset value per Redeemable Unit (19,100.7914 and 21,298.5984 Redeemable Units outstanding at June 30, 2016 and 2015, respectively)	$1,359.53	$1,316.52	$1,359.53	$1,316.52

Net income (loss) per Redeemable Unit *	$(18.77)	$(168.39)	$(28.56)	$(53.89)

Weighted average Redeemable Units outstanding	19,723.0324	21,403.3077	20,042.6122	21,800.5392

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1. Organization:

Diversified 2000 Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 25, 1999 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are indirectly traded by the Partnership through its investment in the Funds (defined below) are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

During the reporting periods ended June 30, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

CMF Graham Capital Master Fund L.P. (“Graham Master”), CMF Aspect Master Fund L.P. (“Aspect Master”) and PGR Master Fund L.P. (“PGR Master”, and together with Graham Master and Aspect Master, the “Funds”) have entered into a futures brokerage account agreement with MS&Co. Graham Master and Aspect Master entered into a foreign exchange brokerage account agreement with MS&Co. The Partnership, through its investments in the Funds, pays MS&Co. (or will reimburse MS&Co., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has also entered into a selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 2% per year of the Partnership’s adjusted month-end net assets. The ongoing selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2016 and 2015. These financial statements present the results for interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates: The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

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

Statement of Cash Flows: The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investment: The Partnership carries its investment in the Funds, other than its investment in Graham Master, based on the Fund’s net asset value per Redeemable Unit as calculated by the Funds. The Partnership carries its investment or redemptions and losses, if any, in Graham Master based on the Partnership’s (1) net contribution to Graham Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Graham Master.

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

Net Income (loss) per Redeemable Unit: Net income (loss) per Redeemable Unit is calculated in accordance with ASU 946 “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3. Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	2016	2015	2016	2015
Net realized and unrealized gains (losses)	$(2.49)	$(175.28)	$6.77	$(16.05)
Net investment income (loss)	(16.28)	6.89	(35.33)	(37.84)

Increase (decrease) for the period	(18.77)	(168.39)	(28.56)	(53.89)
Net asset value per Redeemable Unit, beginning of period	1,378.30	1,484.91	1,388.09	1,370.41

Net asset value per Redeemable Unit, end of period	$1,359.53	$1,316.52	$1,359.53	$1,316.52

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.2)%	(3.5)%	(5.2)%	(5.6)%

Operating expenses	5.4%	5.3%	5.4%	5.5%
Incentive fees	(0.1)%	(1.8)%	-%	0.1%

Total expenses	5.3%	3.5%	5.4%	5.6%

Total return:
Total return before incentive fees	(1.4)%	(13.1)%	(2.1)%	(3.9)%
Incentive fees	0.1%	1.8%	-%	(0.1)%

Total return after incentive fees	(1.3)%	(11.3)%	(2.1)%	(4.0)%

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

The futures brokerage account agreements with MS&Co. give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Funds’ Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

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

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available, are priced by broker-quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of June 30, 2016 and December 31, 2015, and for the periods ended June 30, 2016 and 2015, the Funds’ investments were classified as either Level 1 or Level 2 and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2016.

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

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners, including the Partnership. Professional fees (formerly, other expenses) are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

As of June 30, 2016, the Partnership owned approximately 15.6% of Aspect Master, 19.5% of Graham Master, and 40.9% of PGR Master. As of December 31, 2015, the Partnership owned approximately 13.5% of Aspect Master, 19.9% of Graham Master and 41.9% of PGR Master. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital for the Funds is shown in the following tables.

	June 30, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$57,339,968	$40,072	$57,299,896
Graham Master	46,506,995	22,536	46,484,459
PGR Master	20,906,558	34,656	20,871,902

	December 31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$68,986,804	$521,227	$68,465,577
Graham Master	52,819,144	17,985	52,801,159
PGR Master	21,466,014	67,779	21,398,235

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2016
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(29,293)	$(934,276)	$(963,569)
Graham Master	(24,319)	1,248,149	1,223,830
PGR Master	(6,319)	(373,294)	(379,613)

	For the six months ended June 30, 2016
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(54,116)	$527,474	$473,358
Graham Master	(51,696)	(345,784)	(397,480)
PGR Master	(6,870)	321,369	314,499

	For the three months ended June 30, 2015
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(66,963)	$(10,562,657)	$(10,629,620)
Graham Master	(51,528)	(2,277,353)	(2,328,881)
PGR Master	(18,439)	(3,279,633)	(3,298,072)

	For the six months ended June 30, 2015
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Aspect Master	$(126,673)	$(2,375,011)	$(2,501,684)
Graham Master	(108,870)	3,253,297	3,144,427
PGR Master	(44,604)	(1,296,326)	(1,340,930)

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables.

	June 30, 2016		For the three months ended June 30, 2016
	% of
	Partners’	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Clearing Fees	Professional Fees	(Loss)	Objective	Permitted

Aspect Master	34.42%	$8,937,658	$(159,954)	$4,882	$3,271	$(168,107)	Commodity Portfolio	Monthly

Graham Master	34.83%	9,045,644	226,274	5,087	4,134	217,053	Commodity Portfolio	Monthly

PGR Master	32.85%	8,530,855	(149,315)	5,866	8,389	(163,570)	Commodity Portfolio	Monthly

Total		$26,514,157	$(82,995)	$15,835	$15,794	$(114,624)

	June 30, 2016		For the six months ended June 30, 2016
	% of
	Partners’	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Clearing Fees	Professional Fees	(Loss)	Objective	Permitted

Aspect Master	34.42%	$8,937,658	$30,322	$9,717	$6,622	$13,983	Commodity Portfolio	Monthly

Graham Master	34.83%	9,045,644	(110,148)	10,233	8,332	(128,713)	Commodity Portfolio	Monthly

PGR Master	32.85%	8,530,855	209,876	8,738	16,984	184,154	Commodity Portfolio	Monthly

Total		$26,514,157	$130,050	$28,688	$31,938	$69,424

	December 31, 2015		For the three months ended June 30, 2015
	% of
	Partners’	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Clearing Fees	Professional Fees	(Loss)	Objective	Permitted

Aspect Master	32.64%	$9,276,398	$(1,493,561)	$5,697	$7,940	$(1,507,198)	Commodity Portfolio	Monthly

Graham Master	37.01%	10,519,871	(461,790)	5,866	4,699	(472,355)	Commodity Portfolio	Monthly

PGR Master	31.51%	8,956,146	(1,799,376)	4,789	13,909	(1,818,074)	Commodity Portfolio	Monthly

Total		$28,752,415	$(3,754,727)	$16,352	$26,548	$(3,797,627)

	December 31, 2015		For the six months ended June 30, 2015
	% of
	Partners’	Fair	Income	Expenses		Net Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Clearing Fees	Professional Fees	(Loss)	Objective	Permitted

Aspect Master	32.64%	$9,276,398	$(385,494)	$10,249	$11,705	$(407,448)	Commodity Portfolio	Monthly

Graham Master	37.01%	10,519,871	688,389	12,273	10,600	665,516	Commodity Portfolio	Monthly

PGR Master	31.51%	8,956,146	(517,661)	10,916	34,227	(562,804)	Commodity Portfolio	Monthly

Total		$28,752,415	$(214,766)	$33,438	$56,532	$(304,736)

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7. Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange- traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 20.7% to 35.4% of the Funds’ contracts are traded OTC.

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

8. Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s	Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s assets are its investment in the Funds, cash at MS&Co. and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2016, Partnership capital decreased 8.6% from $28,423,445 to $25,968,134. This decrease was attributable to a net loss of $601,331, coupled with redemptions of 1,375.8250 Limited Partner Redeemable Units totaling $1,853,980. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent months.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s/Funds’ significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the financial statements.

The Partnership/Funds records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s second quarter of 2016, the Partnership’s net asset value per Redeemable Unit decreased 1.4% from $1,378.30 to $1,359.53 as compared to a decrease of 11.3% in the second quarter of 2015. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2016 of $93,890. Losses were primarily attributable to the Fund’s trading in energy, livestock and indices and were partially offset by gains in currencies, grains, U.S. and non-U.S. interest rates, metals and softs. The Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the second quarter of 2015 of $3,755,187. Losses were primarily attributable to the Funds trading in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals and indices and were partially offset by gains in softs.

The most significant losses were incurred within the energy complex during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. Additional energy losses were recorded during April and June from short positions in natural gas futures as prices moved higher as producers idled drilling equipment at historic rates and extreme weather in the U.S. raised demand. Within the global stock index sector, losses were experienced during April from short positions in Asian and European equity index futures as prices rallied early in the month amid signs of optimism about the global economy and as data showed euro-zone economic growth quickened more than analysts predicted during the first quarter. Additional losses in this sector were recorded during June from long positions in U.S. equity index futures as prices declined on mounting uncertainties following the U.K’s decision to leave the European Union. A portion of the Partnership’s losses for the second quarter was offset by gains achieved within the global interest rate sector primarily during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt. Within the agricultural markets, gains were experienced during June from short positions in wheat futures as ample global supplies and favorable growing conditions in the U.S. moved prices lower. Additional gains were recorded in the agricultural markets during May from long positions in soybeans and wheat futures as adverse weather in South America threatened to curtail grain exports. Gains within the currency markets were recorded during June from long positions in the Japanese yen versus the U.S. dollar as the relative value of the Japanese currency rallied on increased investor demand for “safe haven” assets. Within the metals sector, gains were achieved during June from long positions in gold and silver futures as prices rose amid concerns over what Britain leaving the European Union will mean for the European political and economic landscape.

During the Partnership’s six months ended June 30, 2016, the net asset value per Redeemable Unit decreased 2.1% from $1,388.09 to $1,359.53 as compared to a decrease of 3.9% in the same period of 2015. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2016 of $106,770. Gains were primarily attributable to the Funds trading in grains and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, livestock, metals, softs and indices. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and expenses in the six months ended June 30, 2015 of $215,795. Losses were primarily attributable to the Funds trading in energy, grains, U.S. interest rates, metals, and livestock and were partially offset by gains in indices, currencies, non-U.S. interest rates and softs.

The most significant losses were incurred within the global stock index sector during March and April from short positions in Asian and European equity index futures as prices rallied amid signs of optimism about the global economy, a rebound in commodity prices, and as data showed economic growth was stronger and faster than analysts predicted during the first quarter. Within the energy markets, losses were recorded during April and May from short positions in crude oil and its related products as prices rallied on reports of declining U.S. crude oil production and as wildfires in Canada and militants in Nigeria threatened to curtail exports. Additional losses were recorded within the metals complex during May from long positions in gold and silver futures as prices declined as a strengthening U.S. dollar diminished investor demand for precious metals. Within the currency sector, losses were incurred during May from long positions in the Japanese yen, Australian dollar, and euro versus the U.S. dollar after the relative value of the U.S. currency rallied after hawkish comments from the U.S. Federal Reserve increased speculation that interest rates could be increased as early as June. Additional losses in the currency markets were recorded during February and March. The Partnership’s trading losses during the first six months of the year were offset by trading gains achieved within the global interest rate sector during June from long positions in European and U.S. fixed income futures as prices advanced amid uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union. Gains were also recorded during January and February from long positions in European fixed income futures as prices rallied after European Central Bank (the “ECB”) head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero. Within the agricultural sector, gains were recorded during June from short positions in wheat futures as ample global supplies and favorable growing conditions in the U.S. moved prices lower. Additional gains were recorded in the agricultural markets during May from long positions in soybeans and wheat futures as adverse weather in South America threatened to curtail grain exports.

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

Interest income on 80% of the Partnership’s (or the Partnership’s allocable portion of a Fund’s) average daily equity maintained in cash during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Any interest earned on the Partnership’s and/or a Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. Interest income for the three and six months ended June 30, 2016 increased by $10,435 and $22,251, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015. The amount of interest income earned by the Partnership depends on, (1) the average daily equity in the Partnership’s/Funds’ accounts (2) the amount of Treasury bills and/or money market mutual fund securities purchased by the Partnership and/or the Funds and (3) upon interest rates over which the Partnership/Funds and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2016 decreased by $17,138 and $36,269, respectively, as compared to the corresponding periods in 2015. The decrease in ongoing selling agent fees is due to lower average net assets during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisors and (ii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and is affected by trading performance and redemptions. Accordingly, it must be analyzed in relation to the fluctuations in the monthly net asset values. The General Partner fees for the three and six months ended June 30, 2016 decreased by $7,690 and $16,263, respectively, as compared to the corresponding periods in 2015. The decrease in General Partner fees is due to lower average net assets during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2016 decreased by $11,008 and $23,747, respectively, as compared to the corresponding periods in 2015. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended June 30, 2016 and 2015 resulted in a reversal of an incentive fee accrual of $17,957 and $543,108, respectively. Incentive fees earned for the six months ended June 30, 2016 and 2015 were $0 and $16,417. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading Advisors, the General Partner considers, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2016 and March 31, 2016, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	June 30, 2016		March 31, 2016
Aspect Capital Limited	$8,899,660	34%	$9,661,466	35%
Graham Capital Management L.P.	$9,019,652	35%	$9,406,471	34%
PGR Capital LLP	$8,048,822	31%	$8,498,904	31%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

All or substantially all of the Partnership’s assets are subject to the risk of trading loss through its investments in the Funds. The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds’ main line of business.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2016 and December 31, 2015. As of June 30, 2016, the Partnership’s total capitalization was $25,968,134.

June 30, 2016

		% of Total
Market Sector	Value at Risk	Capitalization

Currencies	$888,949	3.42%
Energy	275,333	1.06
Grains	163,717	0.63
Indices	633,611	2.44
Interest Rates U.S.	314,977	1.21
Interest Rates Non-U.S.	558,365	2.15
Livestock	11,681	0.04
Metals	370,158	1.43
Softs	142,698	0.56

Total	$3,359,489	12.94%

As of December 31, 2015, the Partnership’s total capitalization was $28,423,445.

December 31, 2015
		% of Total
Market Sector	Value at Risk	Capitalization

Currencies	$1,225,201	4.31%
Energy	794,681	2.80
Grains	253,969	0.89
Indices	681,187	2.40
Interest Rates U.S.	164,676	0.58
Interest Rates Non-U.S.	392,477	1.38
Livestock	25,031	0.09
Metals	717,762	2.52
Softs	114,644	0.40

Total	$4,369,628	15.37%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended June 30, 2016 and for the twelve months ended December 31, 2015. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2016, Aspect Master’s total capitalization was $57,299,896. The Partnership owned approximately 15.6% of Aspect Master. As of June 30, 2016, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,087,678	3.64%	$4,807,437	$2,004,831	$3,582,735
Energy	281,820	0.49	593,615	186,435	309,669
Grains	328,421	0.57	418,368	294,513	338,233
Indices	585,982	1.02	1,308,664	501,719	923,803
Interest Rates U.S.	513,412	0.90	603,213	176,058	308,021
Interest Rates Non-U.S.	1,299,907	2.27	1,660,570	940,012	1,173,596
Livestock	48,923	0.09	79,448	19,751	54,918
Metals	343,443	0.60	675,256	292,857	459,494
Softs	394,340	0.69	394,340	131,904	278,695

Total	$5,883,926	10.27%

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

As of June 30, 2016, Graham Master’s total capitalization was $46,484,459. The Partnership owned approximately 19.5% of Graham Master. As of June 30, 2016, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

June 30, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,124,771	4.57%	$3,987,099	$1,614,161	$2,629,318
Energy	854,480	1.84	870,155	207,284	616,495
Grains	354,321	0.76	375,012	205,150	306,378
Indices	1,996,565	4.30	2,660,422	1,709,766	2,055,670
Interest Rates U.S.	544,486	1.17	569,800	235,572	378,281
Interest Rates Non-U.S.	911,801	1.96	1,179,330	861,221	981,137
Metals	953,855	2.05	1,304,873	464,227	817,083
Softs	161,220	0.35	212,522	145,920	170,674

Total	$7,901,499	17.00%

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

As of June 30, 2016, PGR Master’s total capitalization was $20,871,902. The Partnership owned approximately 40.9% of PGR Master. As of June 30, 2016, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

June 30, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$364,159	1.74%	$407,296	$138,111	$368,411
Energy	158,303	0.76	623,755	71,481	305,716
Grains	106,090	0.51	138,628	56,794	96,214
Indices	373,760	1.79	477,930	192,172	383,132
Interest Rates U.S.	314,694	1.51	314,694	139,343	253,644
Interest Rates Non-U.S.	434,666	2.08	468,756	182,983	340,788
Livestock	9,900	0.05	9,900	1,980	9,900
Metals	319,264	1.53	369,710	75,043	295,731
Softs	121,621	0.58	129,411	41,063	88,675

Total	$2,202,457	10.55%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	264.0940	$1,316.97	N/A	N/A
May 1, 2016 - May 31, 2016	304.4200	$1,266.83	N/A	N/A
June 1, 2016 - June 30, 2016	331.2630	$1,359.53	N/A	N/A
	899.7770	$1,315.68

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

Item 3.    Defaults Upon Senior Securities — None.

Item 4.    Mine Safety Disclosures — Not Applicable.

Item 5.    Other Information — None.

Item 6.	Exhibits

3.1	Limited Partnership Agreement dated as of August 25, 1999 (filed as Exhibit A to the Registration Statement on Form 424(b)(3) filed on February 16, 2000 and incorporated herein by reference).

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

10.4

Amended and Restated Alternative Investments Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, dated March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

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

10.8

Amended and Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc., effective March 31, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

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

Date: August 11, 2016

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer and Director (Principal Accounting Officer)

Date: August 11, 2016