Form 10-K
period 2016-12-31
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2017-03-28
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes  ☐            No   ☑

Limited Partnership Redeemable Units with an aggregate market value of $25,649,975 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter end.

As of February 28, 2017, 15,551.2975 Limited Partnership Redeemable Units were outstanding.

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

A Registration Statement on Form S-1 (File no. 333-87663) relating to the public offering of 150,000 Redeemable Units became effective on January 31, 2000. Between January 31, 2000 (commencement of offering period) and May 30, 2000, 16,045 Redeemable Units were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner’s contribution of $162,000, to the Partnership’s trading account on June 1, 2000 when the Partnership commenced trading. A second Registration Statement on Form S-1 (File no. 333-101132) relating to the public offering of 190,000 Redeemable Units (including the 150,000 Redeemable Units that had previously been registered) became effective on November 25, 2002. As of that date, 151,740.3512 Redeemable Units had been sold. The Partnership no longer offers Redeemable Units for sale. Redemptions of Redeemable Units for the years ended December 31, 2016, 2015 and 2014 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings.

During the years ended December 31, 2016, 2015 and 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

As of December 31, 2016, all trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”), Graham Capital Management, L.P. (“Graham”), and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. References herein to “Advisors” may also include, as relevant, SandRidge Capital L.P. (“SandRidge”), Waypoint Capital Management LLC (“Waypoint”) and Eckhardt Trading Company (“Eckhardt”). A description of the trading activities and focus of the Advisors is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Advisors are not affiliated with one another, the General Partner, MS&Co. or CGM, and are not responsible for the organization or operation of the Partnership.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profit, if any, net of distributions or redemptions and losses, if any.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2016.

Aspect Master’s, Graham Master’s and PGR Master’s (collectively, the “Funds”) trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the years ended December 31, 2016, 2015 and 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During a prior period included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to the “Funds” may also include, as relevant, reference to SandRidge Master, Waypoint Master and Eckhardt Master.

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

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level. All clearing fees are borne by the Funds and allocated to the Funds’ limited partners, including the Partnership. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level.

For the period January 1, 2016 through December 31, 2016, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2016, the Partnership owned approximately 13.8% of Aspect Master, 20.2% of Graham Master and 35.3% of PGR Master. At December 31, 2015, the Partnership owned approximately 13.5% of Aspect Master, 19.9% of Graham Master and 41.9% of PGR Master. It is the intention of the Partnership to continue to invest in the Funds except for SandRidge Master, Waypoint Master and Eckhardt Master. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

The General Partner administers the business and affairs of the Partnership including, among other factors (i) selecting, appointing and terminating the Partnership’s commodity trading advisors and (ii) monitoring the activities of the commodity trading advisors. Effective October 1, 2014, the Partnership pays the General Partner a monthly fee (“General Partner fee”) in return for its services equal to 1/12th of 0.9% (0.9% per year) of the month-end net assets of the Partnership. Month-end net assets, for the purpose of calculating the General Partner fee are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with Aspect, Graham and PGR, each of which is a registered commodity trading advisor. The General Partner, on behalf of the Partnership, had also entered into Management Agreements with SandRidge, Waypoint and Eckhardt. SandRidge, Waypoint and Eckhardt were each terminated as a commodity trading advisor for the Partnership as of January 15, 2013, November 30, 2013 and December 31, 2014, respectively. The Partnership will pay Graham and Aspect a monthly management fee equal to 1/12th of 1.75% (1.75% per year) and 1/12th of 1.25% (1.25% per year), respectively, of month-end net assets allocated to the respected Advisor. The Partnership pays PGR, and had paid Eckhardt, a monthly management fee equal to 1/12th of 1% (1% per year) of month-end net assets allocated to the Advisor. Prior to July 1, 2014, the Partnership paid Eckhardt 1/12th of 2% (2% per year) of month-end net assets allocated to Eckhardt Master. Prior to April 1, 2014, the Partnership paid Graham 1/12th of 2% (2% per year) of month-end net assets allocated to Graham Master. Prior to its termination on January 15, 2013, SandRidge received a monthly management fee equal to 2% per year of month-end net assets allocated to SandRidge Master. Prior to its termination on November 30, 2013, Waypoint received a monthly management fee equal to 2% per year of month-end net assets allocated to Waypoint Master. Month-end net assets, for the purpose of calculating management fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. The Management Agreements generally continue in effect until June 30 of each year and are renewable by the General Partner for additional one-year periods upon 30 days prior notice to an Advisor. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until the Advisor recovers the net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 5.4% per year of month-end net assets, in lieu of brokerage fees on a per trade basis. Month-end net assets, for the purpose of calculating brokerage fees, were net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “CGM clearing fees”) through its investments in the Funds. CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM paid the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in each Fund’s brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The CGM Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and forward contracts (the Funds were also parties to customer agreements with MS&Co., which gave the Funds the same right).

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Partnership, through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”). MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. MS&Co. clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. or in a non-trading account at JPMorgan Chase Bank, N.A. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by CFTC regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the Partnership’s (or the Partnership’s allocable portion of a Fund’s) average daily equity maintained in cash during each month at the rate equal to the monthly average of the 4- week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Graham Master and Aspect Master have entered into a foreign exchange brokerage account agreement with MS&Co. Under the foreign exchange brokerage account agreement, the Partnership pays trading fees for the clearing and where applicable, execution of foreign exchange transactions, as well as applicable exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “foreign exchange clearing fees”) through its investments in the Funds.

Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 5.4% per year of adjusted month-end net assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.4% to an annual rate of 2.9%. Effective October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 2.9% to an annual rate of 2.0%. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership. Month-end net assets, for the purpose of calculating the ongoing selling agent fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s clearing fees, incentive fee accruals, the monthly management fees, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is set forth under “Item 6. Selected Financial Data”. The Partnership’s capital as of December 31, 2016, was $19,849,696.

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

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership, through its investment in the Funds. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries and changing interest rates.

An investor may lose all of its investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including trading and transaction fees, ongoing selling agent fees, clearing fees, General Partner fees and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and the Partnership’s/Funds’ commodity broker are affiliates;

2.	Each of the Advisor(s), the Partnership’s/Funds’ commodity broker and their principals and affiliates may trade commodity interests for their own accounts;

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account; and

4.	The General Partner, on behalf of the Partnership, may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

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

The General Partner at any time may select and allocate the Partnership’s assets to undisclosed advisors. Investors may not be advised of such changes in advance. Investors must rely on the ability of the General Partner to select advisors and allocate assets among them.

Regulatory changes could restrict the Partnership’s operations and increase its operational costs.

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swap dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

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

In December 2016, the CFTC re-proposed new rules regarding speculative position limits, replacing a prior proposal from November 2013. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on an Advisor’s trading for the Partnership/Funds.

The General Partner, the Partnership and its service providers and their respective operations are potentially vulnerable to cyber-security attacks or incidents.

Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s and/or the Funds’ ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Partnership’s business, financial condition or results of operations and cause the Partnership to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s or a service provider’s computer systems. A cyber event may cause the Partnership or its service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Partnership’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Partnership or its service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the Advisors or other third-party service providers.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013 and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2016 Audited Financial Statement.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7,500,000.

Civil Litigation

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $247 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $247 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On September 30, 2016, the court granted MS&Co.’s demurrer, with leave to replead. On October 21, 2016, the California Attorney General filed an amended complaint. On January 25, 2017, the court denied MS&Co.’s demurrer with respect to the amended complaint.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no established public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2017 was 716.

(c)	Dividends. The Partnership did not declare a distribution in 2016 or 2015. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Redeemable Units for the years ended December 31, 2016, 2015 and 2014. The Partnership no longer offers Redeemable Units for sale.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 -October 31, 2016	292.4550	$1,241.54	N/A	N/A
November 1, 2016 - November 30, 2016	432.7900	$1,200.45	N/A	N/A
December 1, 2016 - December 31, 2016	321.2840	$1,205.22	N/A	N/A
	1,046.5290	$1,213.40

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

Item 6. Selected Financial Data.

Total trading results, total investment income, total expenses, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and net asset value per Redeemable Unit and total assets at December 31, 2016, 2015, 2014, 2013 and 2012 were as follows:

	2016	2015	2014	2013	2012
Total trading results	$(2,010,479)	$2,177,577	$6,910,660	$2,188,142	$(167,576)
Total investment income	48,089	2,778	4,181	10,013	20,826
Total expenses	(1,355,814)	(1,729,247)	(2,005,790)	(2,751,523)	(3,411,495)

Net income (loss)	$(3,318,204)	$451,108	$4,909,051	$(553,368)	$(3,558,245)

Increase (decrease) in net asset value per Redeemable Unit	$(182.87)	$17.68	$229.47	$(17.00)	$(105.69)

Net asset value per Redeemable Unit	$1,205.22	$1,388.09	$1,370.41	$1,140.94	$1,157.94

Total assets	$20,373,937	$28,847,717	$31,231,231	$32,192,372	$38,175,525

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, through its investment in the Funds, aims to achieve substantial capital appreciation through speculative trading, directly or indirectly in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership/Funds may employ futures, options on futures and forward contracts in those markets.

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 30 professionals whose primary emphasis is attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the Management Agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner prepares, or assists the Administrator in preparing, the books and records and provides, or assists the Administrator in providing, the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership/Funds.

While the Partnership and the Funds have the right to seek lower commission rates and fees from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable, and competitive.

As of December 31, 2016, the programs traded by each Advisor on behalf of the Partnership were: Aspect — Diversified Program, Graham — K4D — 15V Program, and PGR — Mayfair Program.

As of December 31, 2016 and September 30, 2016, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2016		September 30, 2016
Aspect Capital Limited	$7,393,416	37%	$7,805,607	34%
Graham Capital Management L.P.	$6,641,240	34%	$7,953,699	35%
PGR Capital LLP	$5,815,040	29%	$7,225,682	31%

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

The K4D-15V Program utilizes multiple computerized trading models and offers broad diversification in both financial and non-financial markets, trading in approximately 65-80 global markets. It is intended to generate significant returns over time with an acceptable degree of risk and volatility. The computer models on a daily basis analyze the recent price action, the relative strength and the risk characteristics of each market and compare statistically the quantitative results of this data to years of historical data on each market.

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

PGR Capital LLP

PGR’s Mayfair Program, which trades at 1.5 times leverage, is a proprietary, systematic trading system which seeks to profit over the medium term by exploiting inefficiencies in futures and forward markets across a broad range of asset classes and geographic regions. Proprietary models developed by the founding partners are implemented in an in-house trading system which systematically processes real-time data and executes trades automatically on electronic futures exchanges and foreign exchange trading platforms.

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

The strategies are primarily directional in nature meaning they identify and take advantage of both upward and downward price momentum. The source of these trends may be sound economic considerations, asymmetric information or behavioral patterns of market participants. Persistent trends can be identified from these factors in all markets across all sectors with varying strengths and durations. PGR’s strategies have been designed to identify the direction and strength of any trend over multiple timeframes and have the ability to adapt to the prevailing market with duration between a few days and a few months and position the fund to take advantage of it. PGR’s investment strategy employs sophisticated, robust and already proven computerized systems to enable the entire trading process to be automated. The system monitors live market data from real-time feeds and continuously updates the desired position for each market. Rigorous risk management is central to PGR’s systems and operations. Risk management is fully integrated and systematic at all levels of the system. It takes account of changes intra and inter-market, to ensure that volatility and drawdowns remain under control as markets both react and evolve. The automation of trade execution and reconciliation avoids the possibility of human errors in relation to these processes while further processes continuously monitor and assess risk throughout all stages of the investment process. PGR’s ability to adjust positions and gearing according to the prevailing levels of market and portfolio risk means that it can rapidly control the risk of the strategy as a whole. PGR uses a number of standard and non-standard measures to assess risk including correlations, value at risk, sector exposure, entropy and stress tests.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 6 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

For the period January 1, 2016 through December 31, 2016, the average allocation by commodity market sector for each of the Funds was as follows:

Graham Master
Currencies	33.1%
Energy	6.5%
Grains	4.1%
Interst Rates Non-U.S.	12.1%
Interest Rates U.S.	5.0%
Metals	10.9%
Softs	2.6%
Indices	25.7%

Aspect Master
Currencies	43.2%
Energy	5.2%
Grains	5.0%
Interst Rates Non-U.S.	14.3%
Interest Rates U.S.	4.0%
Livestock	0.9%
Metals	8.1%
Softs	3.7%
Indices	15.6%

PGR Master
Currencies	19.4%
Energy	16.4%
Grains	4.3%
Interst Rates Non-U.S.	12.9%
Interest Rates U.S.	8.0%
Livestock	0.3%
Metals	10.9%
Softs	4.5%
Indices	23.3%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures and forward contracts and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2016.

To minimize the risk relating to low margin deposits, the Partnership/Funds follow certain trading policies, including:

(i)

The Partnership/Funds invest their assets only in commodity interests that the Advisors believe are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisors believe will permit it to enter and exit trades without noticeably moving the market.

(ii)

An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)

The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.

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

From January 1, 2016 through December 31, 2016, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 15.0%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership, indirectly through its investment in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward, swap and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 10.6% to 19.1% of the Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Funds’ counterparty was an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See “Item 8. Financial Statements and Supplementary Data.” for further information on financial instrument risk included in the notes to financial statements.)

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures and forwards, options and swaps trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in, or which are reasonably likely to result in, the Partnership’s liquidity increasing or decreasing in any material way.

(b) Capital Resources.

(i) The	Partnership has made no material commitments for capital expenditures.

(ii)

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, ongoing selling agent fees, clearing fees, General Partner fees and advisory fees. The level of these expenses is dependent upon trading performance and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income earned by the Partnership/Funds depends on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities purchased by the Partnership and/or the Funds’ and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at the net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings and/or redemption from the Funds. For the year ended December 31, 2016, 3,960.4120 Redeemable Units were redeemed totaling $5,195,545 and 46.4190 General Partner Redeemable Units were redeemed totaling $60,000. For the year ended December 31, 2015, 1,915.3470 Redeemable Units were redeemed totaling $2,711,938 and 17.2090 General Partner Redeemable Units were redeemed totaling $25,553. For the year ended December 31, 2014, 5,303.2420 Redeemable Units were redeemed totaling $5,818,031 and 111.4200 General Partner Redeemable Units were redeemed totaling $126,417.

(c) Results of Operations.

For the year ended December 31, 2016, the net asset value per Redeemable Unit decreased 13.2% from $1,388.09 to $1,205.22. For the year ended December 31, 2015, the net asset value per Redeemable Unit increased 1.3% from $1,370.41 to $1,388.09. For the year ended December 31, 2014, the net asset value per Redeemable Unit increased 20.1% from $1,140.94 to $1,370.41.

The Partnership experienced a net trading loss, through investments in the Funds, before fees and expenses in 2016 of $2,010,479. Losses were primarily attributed to the Funds’ trading in currencies, energy, grains, U.S. interest rates, livestock, metals, softs and indices and was partially offset by gains in non-U.S. interest rates. The net trading gains or losses for the Partnership/Funds are disclosed under “Item 8. Financial Statements and Supplementary Data.”

The most significant losses were incurred within the energy markets during November from short positions in natural gas futures as prices surged during the latter half of the month as demand spiked. Additional losses were recorded during November from short positions in the crude oil complex as prices rallied late in the month after the OPEC nations announced an agreement to cut oil production. Losses within the energy markets were also experienced during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. Within the metals markets, losses were recorded during May and August from long positions in silver and gold futures as prices moved lower as a strengthening U.S. dollar limited investor demand for precious metals. Losses within the agricultural markets were incurred during July from long positions in soybean and soybean meal futures as prices were weighed down by mounting anticipation that growers would collect a record crop during the year. Additional losses within the agricultural complex were experienced during November from long positions in coffee and sugar futures as easing supply concerns and a weakening Brazilian currency pushed prices lower. During October, losses were incurred within the global stock index sector from long positions in U.S. equity index futures as prices decreased as the pending presidential election in the U.S., disappointing corporate earnings, and speculation that central banks globally would cut back on stimulus measures diminished investor demand for riskier assets. Within the currency sector, losses were experienced during March from short positions in the British pound, Swiss franc, and the euro versus the U.S. dollar as the relative value of the dollar weakened following dovish comments from U.S. Federal Reserve Chair Janet Yellen that pushed out expectations for the U.S. central bank’s next interest rate hike. A portion of the Partnership’s losses for the year was offset by gains achieved within the global interest rate markets during January, February, and June from long positions in European fixed income futures as prices advanced on increased speculation that slow growth in the Eurozone economy would spur the European Central Bank to increase its quantitative easing measures. Additional gains within this sector were recorded during June from long positions in U.S. fixed income futures as investors sought out the relative safety of U.S. government debt amid the uncertainty surrounding the British vote to leave the European Union.

The Partnership experienced a net trading gain (before fees and expenses) in the Funds of $2,177,577 in 2015. Gains were primarily attributed to the trading of currencies, energy, non-U.S. interest rates, metals and softs, and was partially offset by losses in grains, U.S. interest rates, indices and livestock.

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

Interest income is earned on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month was earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. Interest income for the three and twelve months ended December 31, 2016 increased by $11,772 and $45,311, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015. The amount of interest income earned by the Partnership depends on, (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts (2) the amount of U.S. Treasury bills and/or money market mutual fund securities purchased by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds nor MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2016 decreased by $38,013 and $96,932, respectively, as compared to the corresponding periods in 2015. The decrease in selling agent fees is primarily due to lower average net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2016 decreased by $17,005 and $43,402, as compared to the corresponding periods in 2015. This decrease in General Partner fees was due to lower average net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2016 decreased by $26,415 and $65,830, respectively, as compared to the corresponding periods in 2015. The decrease in management fees was due to lower average net assets during the three and twelve months ended December 31, 2016 as compared to the corresponding periods in 2015.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees for the three and twelve months ended December 31, 2016. Trading performance for the three and twelve months ended December 31, 2015 resulted in incentive fees of $34,921 and $135,076, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal, accounting expenses, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2016 and 2015 were $164,112 and $173,278, respectively.

The Partnership experienced a net trading gain (before fees and expenses) in the Funds of $6,910,660 in 2014. Gains were primarily attributed to the trading of grains, currencies, energy, livestock, U.S. and non-U.S. interest rates and indices, and were partially offset by losses in metals and softs.

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

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Funds expect to increase capital through operations.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Funds are subject to increased risks with respect to their trading activities in emerging markets, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Funds’ ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, and in the markets where the Partnership/Funds participate. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in non-compliance with applicable legal and regulatory requirements.

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

(g) Critical Accounting Policies.

The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The Partnership’s most significant accounting policy is the valuation of its investments in the Funds. The fair value of the investments in the Funds is determined based on the Fund’s net asset value per Redeemable Unit as calculated by the Funds or the Partnership’s (1) net contribution and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds.

Additionally, the Fund’s investments in futures, option and forward contracts and U.S. Treasury bills, as applicable, are carried at fair value. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Introduction

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

Market movements result in frequent changes in the fair market value of the Partnership’s/Funds’ open positions and, consequently, in their earnings and cash balances. The Partnership’s/Funds’ market risks are influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Fund’s open positions and the liquidity of the markets in which they trade.

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

Materiality as used in this section is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Master’s market sensitive instruments.

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

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the Partnership’s total capitalization was $19,849,696.

December 31, 2016

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,235,965	6.23%
Energy	275,594	1.39
Grains	123,514	0.62
Indices	1,155,448	5.82
Interest Rates U.S.	236,991	1.19
Interest Rates Non-U.S.	347,703	1.75
Livestock	4,829	0.03
Metals	380,857	1.92
Softs	112,103	0.56

Total	$3,873,004	19.51%

As of December 31, 2015, the Partnership’s total capitalization was $28,423,445.

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,225,201	4.31%
Energy	794,681	2.80
Grains	253,969	0.89
Indices	681,187	2.40
Interest Rates U.S.	164,676	0.58
Interest Rates Non-U.S.	392,477	1.38
Livestock	25,031	0.09
Metals	717,762	2.52
Softs	114,644	0.40

Total	$4,369,628	15.37%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of December 31, 2016 and 2015, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2016, Aspect Master’s total capitalization was $53,629,368. The Partnership owned approximately 13.8% of Aspect Master. As of December 31, 2016, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2016
			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,584,628	6.68%	$5,495,895	$2,004,831	$3,746,199
Energy	324,801	0.61	1,599,620	66,554	394,050
Grains	370,844	0.69	682,790	294,513	403,401
Indices	2,391,035	4.46	2,562,786	501,719	1,442,103
Interest Rates U.S.	409,866	0.76	749,348	57,315	330,990
Interest Rates Non-U.S.	860,718	1.60	1,676,537	644,150	1,215,260
Livestock	34,993	0.07	203,363	19,751	77,084
Metals	688,095	1.28	1,354,919	292,857	635,834
Softs	275,454	0.51	621,153	124,438	330,137

Total	$8,940,434	16.66%

*	Annual average of month-end Values at Risk

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

As of December 31, 2016, Graham Master’s total capitalization was $32,966,110. The Partnership owned approximately 20.2% of Graham Master. As of December 31, 2016, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2016
			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,447,426	7.42%	$3,987,099	$1,614,161	$2,611,134
Energy	580,745	1.76	1,053,470	95,021	526,525
Grains	211,811	0.64	531,949	180,994	316,649
Indices	2,221,816	6.74	3,550,849	1,030,449	2,049,189
Interest Rates U.S.	330,644	1.00	835,863	150,947	381,007
Interest Rates Non-U.S.	540,262	1.64	1,420,966	474,659	955,427
Metals	814,274	2.47	1,548,556	251,791	816,143
Softs	186,559	0.57	275,968	130,334	197,062

Total	$7,333,537	22.24%

*	Annual average of month-end Values at Risk

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

As of December 31, 2016, PGR Master’s total capitalization was $17,657,320. The Partnership owned approximately 35.3% of PGR Master. As of December 31, 2016, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2016
			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$699,452	3.96%	$967,670	$138,111	$506,305
Energy	321,420	1.82	810,128	50,283	326,435
Grains	83,716	0.48	200,904	40,150	105,241
Indices	1,067,078	6.04	1,329,271	192,172	618,367
Interest Rates U.S.	321,926	1.82	370,128	12,442	223,447
Interest Rates Non-U.S.	339,352	1.92	816,643	105,107	350,232
Metals	343,956	1.95	587,708	26,774	281,217
Softs	103,132	0.59	206,086	35,347	118,859

Total	$3,280,032	18.58%

*	Annual average of month-end Values at Risk

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

Non-Trading Risk

The Partnership/Funds have non-trading market risk on the its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership’s market-sensitive instruments, in relation to the Partnership’s net assets.

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

The following were the primary trading risk exposures of the Funds as of December 31, 2016, by market sector.

Currencies. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future.

Equities. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2016, the Partnership’s primary exposures were in the FTSE 100 (United Kingdom), Russell 2000 (U.S.), Dow Jones Industrials 30 (U.S.), S&P 500 (U.S.), NASDAQ 100 (U.S.) and Dow Jones Euro STOXX 50 (Europe) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Partnership may also take futures positions on the government debt of smaller nations — e.g., Australia.

Commodities:

Metals. The Partnership’s primary metal market exposure as of December 31, 2016 was to fluctuations in the price of gold, copper, and zinc.

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, the soybean complex, and corn accounted for the majority of the Partnership’s grain exposure as of December 31, 2016.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, sugar, coffee, and cotton accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2016.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2016.

Foreign Currency Balances. The Partnership/Funds may hold various foreign currency balances. The Advisors regularly convert foreign currency balances to U.S. dollars in attempt to control the Partnership’s/Funds’ non-trading risk.

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

Item 8. Financial Statements and Supplementary Data.

DIVERSIFIED 2000 FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2016, 2015 and 2014; Statements of Financial Condition at December 31, 2016 and 2015; Schedules of Investments at December 31, 2016 and 2015; Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014; Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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

The management of Diversified 2000 Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2016 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC General Partner,	Ceres Managed Futures LLC General Partner,
Diversified 2000 Futures Fund L.P.	Diversified 2000 Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Diversified 2000 Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Diversified 2000 Futures Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Diversified 2000 Futures Fund L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Assets:
Investment in the Funds, at fair value (Note 6)	$20,321,727	$28,752,415
Cash at MS&Co. (Note 3c)	51,993	95,302
Cash at bank (Note 1)	217	-

Total assets	$20,373,937	$28,847,717

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3d)	$33,957	$48,080
General Partner fees (Note 3a)	15,214	21,541
Management fees (Note 3b)	22,607	32,435
Incentive fees (Note 3b)	-	135,076
Professional fees	55,245	78,632
Redemptions payable to General Partner (Note 7)	10,000	-
Redemptions payable to Limited Partners (Note 7)	387,218	108,508

Total liabilities	524,241	424,272

Partners’ Capital (Notes 1 and 7):
General Partner, 187.6019 and 234.0209 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	226,101	324,842
Limited Partners, 16,282.1835 and 20,242.5955 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	19,623,595	28,098,603

Total partners’ capital (net asset value)	19,849,696	28,423,445

Total liabilities and partners’ capital	$20,373,937	$28,847,717

Net asset value per Redeemable Unit	$1,205.22	$1,388.09

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

December 31, 2016

Investment in the Funds	Fair Value	% of Partners’ Capital
CMF Aspect Master Fund L.P.	$7,427,128	37.42%
CMF Graham Capital Master Fund L.P.	6,658,182	33.54
PGR Master Fund L.P.	6,236,417	31.42

Total investment in the Funds	$20,321,727	102.38%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

December 31, 2015

Investment in the Funds	Fair Value	% of Partners’ Capital
CMF Aspect Master Fund L.P.	$9,276,398	32.64%
CMF Graham Capital Master Fund L.P.	10,519,871	37.01
PGR Master Fund L.P.	8,956,146	31.51

Total investment in the Funds	$28,752,415	101.16%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses For the Years Ended

December 31, 2016, 2015 and 2014

	2016	2015	2014
Investment Income:
Interest income allocated from the Funds (Note 3c)	$48,089	$2,778	$4,181

Expenses:
Expenses allocated from the Funds	121,872	144,899	260,650
Ongoing selling agent fees (Note 3d)	505,420	602,352	939,182
General Partner fees (Note 3a)	226,441	269,843	65,973
Management fees (Note 3b)	337,969	403,799	391,060
Incentive fees (Note 3b)	-	135,076	210,364
Professional fees	164,112	173,278	138,561

Total expenses	1,355,814	1,729,247	2,005,790

Net investment loss	(1,307,725)	(1,726,469)	(2,001,609)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on closed contracts allocated from the Funds	(2,140,468)	4,488,916	6,575,785
Net change in unrealized gains (losses) on open contracts allocated from the Funds	129,989	(2,311,339)	334,875

Total trading results	(2,010,479)	2,177,577	6,910,660

Net income (loss)	$(3,318,204)	$451,108	$4,909,051

Net income (loss) per Redeemable Unit (Note 8)*	$(182.87)	$17.68	$229.47

Weighted average Redeemable Units outstanding	18,923.9959	21,343.6414	24,899.8637

*Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Statements of Changes in Partners’ Capital For The Years Ended

December 31, 2016, 2015 and 2014

	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2013	$31,331,463	$413,762	$31,745,225
Net income (loss)	4,852,107	56,944	4,909,051
Redemptions of 111.4200 General Partner Redeemable Units	-	(126,417)	(126,417)
Redemptions of 5,303.2420 Redeemable Units	(5,818,031)	-	(5,818,031)

Partners’ Capital, December 31, 2014	30,365,539	344,289	30,709,828
Net income (loss)	445,002	6,106	451,108
Redemptions of 17.2090 General Partner Redeemable Units	-	(25,553)	(25,553)
Redemptions of 1,915.3470 Redeemable Units	(2,711,938)	-	(2,711,938)

Partners’ Capital, December 31, 2015	28,098,603	324,842	28,423,445
Net income (loss)	(3,279,463)	(38,741)	(3,318,204)
Redemptions of 46.4190 General Partner Redeemable Units	-	(60,000)	(60,000)
Redemptions of 3,960.4120 Redeemable Units	(5,195,545)	-	(5,195,545)

Partners’ Capital, December 31, 2016	$19,623,595	$226,101	$19,849,696

Net asset value per Redeemable Unit:

2014:	$1,370.41

2015:	$1,388.09

2016:	$1,205.22

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

1.	Organization:

Diversified 2000 Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on August 25, 1999 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are indirectly traded by the Partnership, through its investment in the Funds (defined in Note 6, “Investment in the Funds”), are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. At December 31, 2016, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings was ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

During the periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co, LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

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

b.

Profit Allocation.    The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, or net of distributions or redemptions and losses, if any.

c.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

d.

Partnership’s Investments. The Partnership carries its investment in the Funds, other than its investment in Graham Master, based on the Fund’s net asset value per Redeemable Unit as calculated by the Funds. The Partnership carries its investment or redemption and losses, if any, in Graham Master based on the Partnership’s (1) net contribution to Graham Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of Graham Master.

Funds’ Investments.    All commodity interests of the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are reported in the Partnership/Funds’ Statements of Income and Expenses.

e.

Fair Value of Financial Instruments.    The carrying value of the Partnership’s/Funds’ assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

f.

Income Taxes.    Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

g.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

h.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services–Investment Companies.” See Note 8, “Financial Highlights.”

i.

Recent Accounting Pronouncement.    In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. Effective October 1, 2014, the Partnership pays the General Partner a monthly fee in return for its services equal to 1/12 of 0.9% (0.9% per year) of the month-end net assets of the Partnership. Month-end net assets, for the purpose of calculating the General Partner fee are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with Graham Capital Management, L.P. (“Graham”), Aspect Capital Limited (“Aspect”) and PGR Capital LLP (“PGR”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. The General Partner, on behalf of the Partnership, had also entered into a Management Agreement with Eckhardt Trading Company (“Eckhardt”). References herein to the Advisors may also include, as relevant, Eckhardt. Eckhardt was terminated as a commodity trading advisor for the Partnership as of December 31, 2014. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. The Partnership pays Graham and Aspect a monthly management fee equal to 1/12 of 1.75% (1.75% per year) and 1/12 of 1.25% (1.25% per year), respectively, of month-end net assets allocated to the respected Advisor. The Partnership pays PGR, and had paid Eckhardt, a monthly management fee equal to 1/12 of 1% (1% per year) of month-end net assets allocated to the Advisor. Prior to July 1, 2014 the Partnership paid Eckhardt 1/12 of 2% (2% per year). Prior to April 1, 2014, the Partnership paid Graham 1/12 of 2% (2% per year). Month-end net assets, for the purpose of calculating management fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

c.	Customer Agreement:

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership, through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”). Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the Partnership’s (or the Partnership’s allocable portion of a Fund’s) average daily equity maintained in cash during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Partnership Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agent Agreement:

The Partnership entered into a selling agent agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to 5.4% per year of adjusted month-end net assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.4% to an annual rate of 2.9%. Effective October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 2.9% to an annual rate of 2.0%. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership. Month-end net assets, for the purpose of calculating ongoing selling agent fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s clearing fees, incentive fee accruals, the monthly management fees, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Funds’ Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

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

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available, are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2016 and 2015, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are considered at the end of the reporting period. During the years ended December 31, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

6.	Investment in the Funds:

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2016.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

Aspect Master’s, Graham Master’s and PGR Master’s (collectively, the “Funds”) trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the periods covered by this report, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. References herein to “Funds” may also include, as relevant, reference to Eckhardt Master.

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

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level. All clearing fees are borne by the Funds and allocated to the Funds’ limited partners, including the Partnership. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

At December 31, 2016, the Partnership owned approximately 13.8% of Aspect Master, 20.2% of Graham Master and 35.3% of PGR Master. At December 31, 2015, the Partnership owned approximately 13.5% of Aspect Master, 19.9% of Graham Master, and 41.9% of PGR Master. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables.

	December 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$53,867,283	$237,915	$53,629,368
Graham Master	32,989,339	23,229	32,966,110
PGR Master	17,707,393	50,073	17,657,320
	December31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$68,986,804	$521,227	$68,465,577
Graham Master	52,819,144	17,985	52,801,159
PGR Master	21,466,014	67,779	21,398,235

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the Year Ended December 31, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(74,707)	$(3,094,670)	$(3,169,377)
Graham Master	(76,606)	(4,805,243)	(4,881,849)
PGR Master	(36,071)	(1,707,510)	(1,743,581)
	For the Year Ended December 31, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(225,822)	$8,457,822	$8,232,000
Graham Master	(195,170)	3,492,009	3,296,839
PGR Master	(63,701)	362,309	298,608

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables.

	December 31, 2016		For the year ended December 31, 2016
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
Aspect Master	37.42%	$7,427,128	$(460,473)	$17,279	$11,078	$(488,830)	Commodity Portfolio	Monthly
Graham Master	33.54%	6,658,182	(973,970)	17,978	14,580	(1,006,528)	Commodity Portfolio	Monthly
PGR Master	31.42%	6,236,417	(527,947)	31,947	29,010	(588,904)	Commodity Portfolio	Monthly

Total		$20,321,727	$(1,962,390)	$67,204	$54,668	$(2,084,262)

	December 31, 2015		For the year ended December 31, 2015
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
Aspect Master	32.64%	$9,276,398	$1,181,764	$18,776	$17,432	$1,145,556	Commodity Portfolio	Monthly
Graham Master	37.01%	10,519,871	737,341	22,666	17,819	696,856	Commodity Portfolio	Monthly
PGR Master	31.51%	8,956,146	261,250	19,813	48,393	193,044	Commodity Portfolio	Monthly

Total		$28,752,415	$2,180,355	$61,255	$83,644	$2,035,456

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

7.	Distributions and Redemptions:

Distributions are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date. The General Partner does not intend to make any distributions of the Partnership’s profits. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value per Redeemable Unit as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with the redemptions.

8.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2016, 2015 and 2014 were as follows:

Per Redeemable Unit Performance (for a unit outstanding throughout the year):*	2016	2015	2014
Net realized and unrealized gains (losses)	$(113.76)	$97.67	$310.43
Net investment loss	(69.11)	(79.99)	(80.96)

Increase (decrease) for the year	(182.87)	17.68	229.47
Net asset value per Redeemable Unit, beginning of year	1,388.09	1,370.41	1,140.94

Net asset value per Redeemable Unit, end of year	$1,205.22	$1,388.09	$1,370.41

	2016	2015	2014
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(5.2)%	(5.8)%	(7.2)%

Operating expense	5.4%	5.3%	6.4%
Incentive fees	-%	0.5%	0.8%

Total expenses	5.4%	5.8%	7.2%

Total return:
Total return before incentive fees	(13.2)%	1.8%	20.9%
Incentive fees	-%	(0.5)%	(0.8)%

Total return after incentive fees	(13.2)%	1.3%	20.1%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

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

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 17.3% to 36.5% of the Funds’ contracts are traded OTC.

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

Market risk is the potential for changes in the value of the financial instruments traded by the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership/Funds are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as MS&Co. or an MS&Co. affiliate, is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

10.	Subsequent Events:

As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of MSSB Holdings. MSD Holdings is ultimately owned by Morgan Stanley.

The General Partner has evaluated the subsequent events through the date the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2016 and 2015 are summarized below:

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total trading results	$(1,578,510)	$(538,739)	$(93,890)	$200,660
Total investment income	12,163	12,646	10,895	12,385
Total expenses	(289,089)	(335,344)	(331,898)	(399,483)

Net income (loss)	$(1,855,436)	$(861,437)	$(414,893)	$(186,438)

Increase (decrease) in net asset value per Redeemable Unit	$(106.36)	$(47.95)	$(18.77)	$(9.79)

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$606,352	$1,787,020	$(3,755,187)	$3,539,392
Total investment income	391	1,358	460	569
Total expenses	(389,639)	(493,629)	148,072	(994,051)

Net income (loss)	$217,104	$1,294,749	$(3,606,655)	$2,545,910

Increase (decrease) in net asset value per Redeemable Unit	$10.72	$60.85	$(168.39)	$114.50

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 1, 2016, the Board of Directors of the General Partner dismissed Deloitte & Touche LLP (“Deloitte”) as the registered public accounting firm for the Partnership, effective as of the close of business on the day the Partnership’s audited financial statements for the 2016 fiscal year end, including this Form 10-K, are filed.

The audit reports of Deloitte on the Partnership’s financial statements as of and for the two most recent fiscal years (ending December 31, 2016 and December 31, 2015) did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no disagreements between the Partnership and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter thereof in its report on the financial statements of the Partnership for such periods. During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no “reportable events” (as defined in Regulation S-K Item 304(a)(1)(v)).

On December 1, 2016, the Board of Directors of the General Partner, on behalf of the Partnership, approved the engagement of Ernst & Young LLP (“EY”) as the independent registered public accounting firm for the Partnership. During the Partnership’s fiscal years ending December 31, 2015 and December 31, 2014 and the interim period prior to engaging EY, neither the Partnership, the General Partner, nor anyone on their behalf consulted EY, on behalf of the Partnership, regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on the Partnership’s financial statements, or any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The Annual Report for the year ended December 31, 2016, filed as Item 8 hereto includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Maureen O’Toole (Director), M. Paul Martin (Director), Feta Zabeli (Director) and Matthew R. Graver (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan, Steven Ross, Maureen O’Toole and Feta Zabeli serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 48, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 45, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 59, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 58, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 57, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 49, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays the General Partner a monthly fee equal to 1/12th of 0.9% (0.9%) of the Partnership’s month-end net assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security ownership of certain beneficial owners. As of February 28, 2017, the Partnership knows of one person who beneficially owns more than 5% of the Redeemable Units outstanding.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units	Virginia B. Fox TTEE Virginia B. Fox Trust U/A/D 1371 Pembroke Drive Bloomfield Hills, MI 48304-2654	1,632.2190	10.4%

(b)  Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2016:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Redeemable Units	General Partner	187.6019	1.1%

(c)	Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with related persons. None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable.

(c)

Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner, could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business.”, “Item 8. Financial Statements and Supplementary Data,” and “Item 11. Executive Compensation.”

Item 14.	Principal Accountant Fees and Services.

(1)

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte for the years ended December 31, 2016 and 2015 for the audits of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2016	$91,000
2015	$101,000

(2)	Audit-Related Fees. None

(3)	Tax Fees. The Partnership did not pay Deloitte any amounts in 2016 and 2015 for professional services in connection with tax compliance, tax advice, and tax planning.

(4)	All Other Fees. None.

(5)	Not applicable.

(6)	Not applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1	Financial Statements:

Statements of Financial Condition at December 31, 2016 and 2015.

Schedules of Investments at December 31, 2016 and 2015.

Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014.

Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014.

Notes to Financial Statements.

2	Exhibits:

3.1	Limited Partnership Agreement dated as of August 25, 1999 (filed as Exhibit A to the Registration Statement on Form 424(b) (3) filed on February 16, 2000 and incorporated herein by reference).

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

10.3

Form of Escrow Agreement among the Partnership, European American Bank, Smith Barney Futures Management Inc. and Salomon Smith Barney Inc. (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on September 23, 1999 and incorporated herein by reference)

(a)

Form of Letter Amending Escrow Agreement among the Partnership, European American Bank, Smith Barney Futures Management Inc. and Salomon Smith Barney Inc. (filed as Exhibit 10.3A to the Registration Statement on Form S-1 filed on November 12, 2002 and incorporated herein by reference).

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

(a)	Letter from the General Partner extending Management Agreement with Aspect Capital Limited from June 30, 2016 to June 30, 2017, dated June 1, 2016 (filed herewith).

10.6

Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P., dated March 1, 2001 (filed as Exhibit 10 to the Annual Report on Form 10-K filed on March 27, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Graham Capital Management, L.P. from June 30, 2016 to June 30, 2017, dated June 1, 2016 (filed herewith).

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

(a)	Letter from the General Partner extending Management Agreement with PGR Capital LLP, from June 30, 2016 to June 30, 2017, dated June 1, 2016 (filed herewith).

10.8

Amended and Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc., effective March 31, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

31.1—Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2—Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1—Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2—Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

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
Date: March 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli
Patrick T. Egan	Feta Zabeli
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2017	Date: March 28, 2017
/s/ Steven Ross	/s/ M. Paul Martin
Steven Ross	M. Paul Martin
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2017
Date: March 28, 2017
/s/ Matthew R. Graver	/s/ Maureen O’Toole
Matthew R. Graver	Maureen O’Toole
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2017	Date: March 28, 2017

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.