Form 10-Q
period 2017-03-31
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2017-05-11
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer X

Smaller reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No X

As of April 30, 2017, 14,681.9925 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016
Assets:
Investment in the Funds (1), at fair value	$18,292,605	$20,321,727
Cash at MS&Co.	74,948	51,993
Cash at bank	1,022	217

Total assets	$18,368,575	$20,373,937

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$30,614	$33,957
General Partner fees	13,696	15,214
Management fees	20,582	22,607
Professional fees	76,895	55,245
Redemptions payable to General Partner	-	10,000
Redemptions payable to Limited Partners	758,565	387,218

Total liabilities	900,352	524,241

Partners’ Capital:
General Partner, 187.6019 Redeemable Units outstanding at March 31, 2017 and December 31, 2016	217,256	226,101
Limited Partners, 14,896.2725 and 16,282.1835 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	17,250,967	19,623,595

Total partners’ capital (net asset value)	17,468,223	19,849,696

Total liabilities and partners’ capital	$18,368,575	$20,373,937

Net asset value per Redeemable Unit	$1,158.07	$1,205.22

(1) Defined in Note 1.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

March 31, 2017

(Unaudited)

Investment in the Funds	Fair Value	% of Partners’ Capital
CMF Aspect Master Fund L.P.	$6,589,387	37.73%
CMF Graham Capital Master Fund L.P.	6,394,171	36.60
PGR Master Fund L.P.	5,309,047	30.39

Total investment in the Funds	$18,292,605	104.72%

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

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income allocated from the Funds	$19,540	$12,385

Expenses:
Expenses allocated from the Funds	30,252	28,997
Ongoing selling agent fees	95,502	146,251
General Partner fees	42,750	65,521
Management fees	64,213	97,809
Incentive fees	-	17,957
Professional fees	36,696	42,948

Total expenses	269,413	399,483

Net investment loss	(249,873)	(387,098)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on closed contracts allocated from the Funds	(24,978)	485,039
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(480,340)	(284,379)

Total trading results	(505,318)	200,660

Net income (loss)	(755,191)	(186,438)
Redemptions - Limited Partners	(1,626,282)	(670,166)

Net increase (decrease) in Partners’ Capital	(2,381,473)	(856,604)
Partners’ Capital, beginning of period	19,849,696	28,423,445

Partners’ Capital, end of period	$17,468,223	$27,566,841

Net asset value per Redeemable Unit (15,083.8744 and 20,000.5684 Redeemable Units outstanding at March 31, 2017 and 2016, respectively)	$1,158.07	$1,378.30

Net income (loss) per Redeemable Unit *	$(47.15)	$(9.79)

Weighted average Redeemable Units outstanding	16,112.1534	20,362.1921

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

All trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”), Graham Capital Management L.P. (“Graham”) and PGR Capital LLP (“PGR”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

During the reporting periods ended March 31, 2017 and 2016, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

CMF Graham Capital Master Fund L.P. (“Graham Master”), CMF Aspect Master Fund L.P. (“Aspect Master”) and PGR Master Fund L.P. (“PGR Master”, and together with Graham Master and Aspect Master, the “Funds”) have entered into futures brokerage account agreements with MS&Co. Graham Master and Aspect Master entered into a foreign exchange brokerage account agreement with MS&Co. The Partnership, through its investments in the Funds, pays MS&Co. (or will reimburse MS&Co., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has also entered into a selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisors of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2017 and 2016. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contributions and profits, if any, or net of distributions or redemptions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment. The Partnership carries its investment in the Funds, other than its investment in PGR Master, based on the Fund’s net asset value per Redeemable Unit as calculated by the Funds. The Partnership carries its investment or redemptions and losses, if any, in PGR Master based on the Partnership’s (1) net contribution to PGR Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of PGR Master.

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

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses and Changes in Partners’ Capital in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	2017	2016
Net realized and unrealized gains (losses)	$(31.64)	$9.13
Net investment loss	(15.51)	(18.92)

Increase (decrease) for the period	(47.15)	(9.79)
Net asset value per Redeemable Unit, beginning of period	1,205.22	1,388.09

Net asset value per Redeemable Unit, end of period	$1,158.07	$1,378.30

	Three Months Ended March 31,
	2017	2016
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.4)%	(5.3)%

Operating expenses	5.8%	5.4%
Incentive fees	-%	0.1%

Total expenses	5.8%	5.5%

Total return:
Total return before incentive fees	(3.9)%	(0.6)%
Incentive fees	-%	(0.1)%

Total return after incentive fees	(3.9)%	(0.7)%

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

Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds and the Partnership’s percentage ownership of the Funds. All clearing fees paid to MS&Co. are borne by the Funds and allocated to the limited partners, including the Partnership.

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

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available, are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2017 and December 31, 2016, and for the periods ended March 31, 2017 and 2016, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are considered at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2017.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

At March 31, 2017, the Partnership owned approximately 14.6% of Aspect Master, 22.5% of Graham Master, and 37.2% of PGR Master. As of December 31, 2016, the Partnership owned approximately 13.8% of Aspect Master, 20.2% of Graham Master and 35.3% of PGR Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables:

	March 31, 2017
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$45,531,294	$487,481	$45,043,813
Graham Master	29,026,562	670,044	28,356,518
PGR Master	14,508,474	246,115	14,262,359

	December 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$53,867,283	$237,915	$53,629,368
Graham Master	32,989,339	23,229	32,966,110
PGR Master	17,707,393	50,073	17,657,320

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$8,991	$(803,907)	$(794,916)
Graham Master	(319)	325,467	325,148
PGR Master	(10,594)	(1,218,364)	(1,228,958)

	For the three months ended March 31, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(24,823)	$1,461,750	$1,436,927
Graham Master	(27,377)	(1,593,933)	(1,621,310)
PGR Master	(551)	694,663	694,112

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	March 31, 2017		For the three months ended March 31, 2017
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Aspect Master	37.73%	$6,589,387	$(107,338)	$3,852	$2,345	$(113,535)	Commodity Portfolio	Monthly
Graham Master	36.60%	6,394,171	67,314	3,674	3,438	60,202	Commodity Portfolio	Monthly
PGR Master	30.39%	5,309,047	(445,754)	11,437	5,506	(462,697)	Commodity Portfolio	Monthly

Total		$18,292,605	$(485,778)	$18,963	$11,289	$(516,030)

	December 31, 2016		For the three months ended March 31, 2016
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Aspect Master	37.42%	$7,427,128	$190,276	$4,835	$3,351	$182,090	Commodity Portfolio	Monthly
Graham Master	33.54%	6,658,182	(336,422)	5,146	4,198	(345,766)	Commodity Portfolio	Monthly
PGR Master	31.42%	6,236,417	359,191	2,872	8,595	347,724	Commodity Portfolio	Monthly

Total		$20,321,727	$213,045	$12,853	$16,144	$184,048

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 22.8% to 31.4% of the Funds’ contracts are traded OTC.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Market risk is the potential for changes in the value of the financial instruments traded by the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership/Funds are exposed to a market risk equal to the value of the futures and forward contracts held and unlimited liability on such contracts sold short.

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

In the ordinary course of business, the Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Funds. The Funds consider the risk of any future obligation relating to these indemnifications to be remote.

8.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds, cash at MS&Co. and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2017.

The Funds’ investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Funds from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Funds from trading in potentially profitable markets or prevent the Funds from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership and the Funds knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Funds’ liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2017, Partnership capital decreased 12.0% from $19,849,696 to $17,468,223. This decrease was attributable to a net loss of $755,191, coupled with redemptions of 1,385.9110 limited partner Redeemable Units totaling $1,626,282. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent months.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. As a result, actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the financial statements.

The Partnership/Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2017, the Partnership’s net asset value per Redeemable Unit decreased 3.9% from $1,205.22 to $1,158.07 as compared to a decrease of 0.7% in the first quarter of 2016. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2017 of $505,318. Losses were primarily attributable to the Fund’s trading in currencies, energy, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in livestock and indices. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2016 of $200,660. Gains were primarily attributable to the Fund’s trading in energy, grains and non-U.S. interest rates and were partially offset by losses in currencies, U.S. interest rates, livestock, indices, metals and softs.

The most significant losses were incurred within the energy markets during January, February and March from long positions in crude oil and its related products as prices fell amid growing global stockpiles fueled by increasing U.S. oil output. Additional losses within the energy complex were experienced during January and March from positions in natural gas futures. Losses within the global interest rate markets were recorded during January and March from long positions in European and U.S. fixed income futures as prices declined amid speculation of growing hawkish sentiment from central banks across the globe. Within the currency markets, losses were recorded during January and March from short positions in the euro, British pound, and Japanese yen versus the U.S. dollar as the relative value of the dollar depreciated following comments from the U.S. Federal Reserve which caused investors to revise expectations for further interest rate hikes in 2017. Within the agricultural markets, losses were incurred during January from short positions in wheat futures as prices moved higher after industry reports indicated U.S. farmers may allocate fewer acres to wheat production in 2017. Further losses were incurred during March within the metals sector from long positions in gold and silver futures as prices retreated during the first half of the month as rising interest rates diminished precious metal demand. A portion of the Partnership’s losses during the quarter was offset by gains achieved during February from long positions in U.S., European, and Asian equity index futures as prices were buoyed by positive economic sentiment across the globe. Positive sentiment also fueled gains for long positions in U.S. and Asian equity index futures during January and March.

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

Interest income is earned on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month was earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. All interest income earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. Interest income for the three months ended March 31, 2017 increased by $7,155 as compared to the corresponding period in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2017 as compared to the corresponding period in 2016. The amount of interest income earned by the Partnership depends on, (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2017 decreased by $50,749 as compared to the corresponding period in 2016. The decrease in ongoing selling agent fees is primarily due to lower average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors and (ii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2017 decreased by $22,771 as compared to the corresponding period in 2016. The decrease in General Partner fees is due to lower average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2017 decreased by $33,596 as compared to the corresponding period in 2016. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. Trading performance for the three months ended March 31, 2017 and 2016 resulted in an incentive fee accrual of $0 and $17,957, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2017 and December 31, 2016, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2017		December 31, 2016
Aspect	$ 6,559,320	38%	$ 7,393,416	37%
Graham	$ 5,999,568	34%	$ 6,641,240	34%
PGR	$ 4,909,335	28%	$ 5,815,040	29%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Quantifying the Partnership’s and the Funds’ Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s and the Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership and the Funds account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s and each Fund’s open positions are directly reflected in the Partnership’s and each Fund’s earnings and cash flow.

The Partnership’s and the Funds’ risk exposure in the market sectors traded by the Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Advisors in their daily risk management activities.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the Funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund, separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2017 and December 31, 2016. As of March 31, 2017, the Partnership’s total capitalization was $17,468,223.

March 31, 2017

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$ 1,338,105	7.67%
Energy	379,708	2.17
Grains	124,362	0.71
Indices	1,202,134	6.88
Interest Rates U.S.	205,101	1.17
Interest Rates Non-U.S.	259,762	1.49
Livestock	21,705	0.12
Metals	218,003	1.25
Softs	147,267	0.84

Total	$ 3,896,147	22.30%

As of December 31, 2016, the Partnership’s total capitalization was $19,849,696.

December 31, 2016

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$ 1,235,965	6.23%
Energy	275,594	1.39
Grains	123,514	0.62
Indices	1,155,448	5.82
Interest Rates U.S.	236,991	1.19
Interest Rates Non-U.S.	347,703	1.75
Livestock	4,829	0.03
Metals	380,857	1.92
Softs	112,103	0.56

Total	$ 3,873,004	19.51%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended March 31, 2017 and the twelve months ended December 31, 2016. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2017, Aspect Master’s total capitalization was $45,043,813. The Partnership owned approximately 14.6% of Aspect Master. As of March 31, 2017, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

		March 31, 2017
			Three Months Ended March 31, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,673,545	10.37%	$4,720,943	$2,990,095	$4,093,088
Energy	421,166	0.94	452,727	148,355	330,319
Grains	362,826	0.81	370,369	208,924	307,774
Indices	1,896,311	4.21	2,393,315	1,843,154	2,007,408
Interest Rates U.S.	156,255	0.35	409,866	138,945	162,576
Interest Rates Non-U.S.	315,503	0.70	874,575	308,848	508,838
Livestock	135,630	0.30	135,630	34,993	97,717
Metals	445,679	0.99	688,095	440,869	542,535
Softs	469,539	1.04	469,539	184,157	324,623

Total	$8,876,454	19.71%

* Average of month-end Values at Risk.

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

* Annual average of month-end Values at Risk.

As of March 31, 2017, Graham Master’s total capitalization was $28,356,518. The Partnership owned approximately 22.5% of Graham Master. As of March 31, 2017, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

		March 31, 2017
			Three Months Ended March 31, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,468,730	8.71%	$2,468,730	$1,503,553	$2,034,356
Energy	589,325	2.08	644,380	368,896	546,568
Grains	218,625	0.77	243,172	117,370	215,765
Indices	2,301,068	8.11	2,718,753	2,014,064	2,533,308
Interest Rates U.S.	487,207	1.72	606,678	201,592	460,594
Interest Rates Non-U.S.	601,272	2.12	712,703	460,609	566,712
Metals	551,334	1.94	842,693	443,713	717,082
Softs	151,998	0.54	187,547	116,744	162,166

Total	$7,369,559	25.99%

* Average of month-end Values at Risk.

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

* Annual average of month-end Values at Risk.

As of March 31, 2017, PGR Master’s total capitalization was $14,262,359. The Partnership owned approximately 37.2% of PGR Master. As of March 31, 2017, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

		March 31, 2017
			Three Months Ended March 31, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$269,632	1.89%	$699,452	$176,462	$291,077
Energy	498,977	3.50	760,044	58,751	298,311
Grains	59,675	0.42	83,716	18,414	39,881
Indices	1,095,518	7.68	1,314,954	602,532	1,061,325
Interest Rates U.S.	195,338	1.37	321,926	96,107	182,593
Interest Rates Non-U.S.	210,785	1.48	376,727	103,995	236,531
Livestock	5,115	0.04	5,115	-	2,842
Metals	77,644	0.54	472,406	26,641	177,710
Softs	119,662	0.84	127,683	46,794	114,683

Total	$2,532,346	17.76%

* Average of month-end Values at Risk.

As of December 31, 2016, PGR Master’s total capitalization was $17,657,320. The Partnership owned approximately 35.3% of PGR Master. As of December 31, 2016, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

		December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$699,452	3.96%	$967,670	$138,111	$506,305
Energy	321,420	1.82	810,128	50,283	326,435
Grains	83,716	0.48	200,904	40,150	105,241
Indices	1,067,078	6.04	1,329,271	192,172	618,367
Interest Rates U.S.	321,926	1.82	370,128	12,442	223,447
Interest Rates Non-U.S.	339,352	1.92	816,643	105,107	350,232
Metals	343,956	1.95	587,708	26,774	281,217
Softs	103,132	0.59	206,086	35,347	118,859

Total	$3,280,032	18.58%

* Annual average of month-end Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	342.0100	$1,172.15	N/A	N/A
February 1, 2017 - February 28, 2017	388.8760	$1,200.46	N/A	N/A
March 1, 2017 - March 31, 2017	655.0250	$1,158.07	N/A	N/A
	1,385.9110	$1,173.44

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

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. — None.

Item 4.	Mine Safety Disclosures. — Not Applicable.

Item 5.	Other Information. — None.

Item 6.	Exhibits.

3.1	Limited Partnership Agreement dated as of August 25, 1999 (filed as Exhibit A to the Registration Statement on Form 424(b)(3) filed on February 16, 2000 and incorporated herein by reference).

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

(a)

Letter from the General Partner extending Management Agreement with Aspect Capital Limited from June 30, 2016 to June 30, 2017, dated June 1, 2016 (filed as Exhibit 10.5(a) to the Annual Report on Form 10-K filed on March 28, 2017 and incorporated herein by reference).

10.6

Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P., dated March 1, 2001 (filed as Exhibit 10 to the Annual Report on Form 10-K filed on March 27, 2002 and incorporated herein by reference).

(a)

Letter from the General Partner extending Management Agreement with Graham Capital Management, L.P. from June 30, 2016 to June 30, 2017, dated June 1, 2016 (filed as Exhibit 10.6(a) to the Annual Report on Form 10-K filed on March 28, 2017 and incorporated herein by reference).

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

(a)

Letter from the General Partner extending Management Agreement with PGR Capital LLP, from June 30, 2016 to June 30, 2017, dated June 1, 2016 (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K filed on March 28, 2017 and incorporated herein by reference).

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

DIVERSIFIED 2000 FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 11, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 11, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.