Form 10-Q
period 2017-06-30
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2017-08-10
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes        No X

As of July 31, 2017, 13,535.0065 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Investment in the Funds (1), at fair value	$15,395,450	$20,321,727
Cash at MS&Co.	65,923	51,993
Cash at bank	825	217

Total assets	$15,462,198	$20,373,937

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$25,770	$33,957
General Partner fees	11,527	15,214
Management fees	17,398	22,607
Professional fees	67,545	55,245
Redemptions payable to General Partner	45,000	10,000
Redemptions payable to Limited Partners	366,956	387,218

Total liabilities	534,196	524,241

Partners’ Capital:
General Partner, 145.6759 and 187.6019 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	156,356	226,101
Limited Partners, 13,762.6535 and 16,282.1835 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	14,771,646	19,623,595

Total partners’ capital (net asset value)	14,928,002	19,849,696

Total liabilities and partners’ capital	$15,462,198	$20,373,937

Net asset value per Redeemable Unit	$1,073.31	$1,205.22

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

June 30, 2017

(Unaudited)

Investment in the Funds	Fair Value	% of Partners’ Capital
CMF Aspect Master Fund L.P.	$6,108,479	40.92%
CMF Graham Capital Master Fund L.P.	5,313,834	35.60
PGR Master Fund L.P.	3,973,137	26.62

Total investment in the Funds	$15,395,450	103.14%

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

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income allocated from the Funds	$24,813	$10,895	$44,353	$23,280

Expenses:
Expenses allocated from the Funds	31,241	31,629	61,493	60,626
Ongoing selling agent fees	82,703	130,435	178,205	276,686
General Partner fees	37,000	58,430	79,750	123,951
Management fees	55,840	87,446	120,053	185,255
Incentive fees	-	(17,957)	-	-
Professional fees	35,860	41,915	72,556	84,863

Total expenses	242,644	331,898	512,057	731,381

Net investment loss	(217,831)	(321,003)	(467,704)	(708,101)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on closed contracts allocated from the Funds	(535,010)	(1,391,072)	(559,988)	(906,033)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(481,100)	1,297,182	(961,440)	1,012,803

Total trading results	(1,016,110)	(93,890)	(1,521,428)	106,770

Net income (loss)	(1,233,941)	(414,893)	(1,989,132)	(601,331)
Redemptions - General Partner	(45,000)	-	(45,000)	-
Redemptions - Limited Partners	(1,261,280)	(1,183,814)	(2,887,562)	(1,853,980)

Net increase (decrease) in Partners’ Capital	(2,540,221)	(1,598,707)	(4,921,694)	(2,455,311)
Partners’ Capital, beginning of period	17,468,223	27,566,841	19,849,696	28,423,445

Partners’ Capital, end of period	$14,928,002	$25,968,134	$14,928,002	$25,968,134

Net asset value per Redeemable Unit (13,908.3294 and 19,100.7914 Redeemable Units outstanding at June 30, 2017 and 2016, respectively)	$1,073.31	$1,359.53	$1,073.31	$1,359.53

Net income (loss) per Redeemable Unit *	$(84.76)	$(18.77)	$(131.91)	$(28.56)

Weighted average Redeemable Units outstanding	14,748.5387	19,723.0324	15,430.3461	20,042.6122

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

During the reporting periods ended June 30, 2017 and 2016, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A. (“JPMorgan”).

CMF Graham Capital Master Fund L.P. (“Graham Master”), CMF Aspect Master Fund L.P. (“Aspect Master”) and PGR Master Fund L.P. (“PGR Master”, and together with Graham Master and Aspect Master, the “Funds”) have entered into futures brokerage account agreements with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. Graham Master and Aspect Master have also entered into a foreign exchange brokerage account agreement with MS&Co. The Partnership, through its investments in the Funds, pays MS&Co. (or will reimburse MS&Co., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(69.99)	$(2.49)	$(101.60)	$6.77
Net investment loss	(14.77)	(16.28)	(30.31)	(35.33)

Increase (decrease) for the period	(84.76)	(18.77)	(131.91)	(28.56)
Net asset value per Redeemable Unit, beginning of period	1,158.07	1,378.30	1,205.22	1,388.09

Net asset value per Redeemable Unit, end of period	$1,073.31	$1,359.53	$1,073.31	$1,359.53

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.3)%	(5.2)%	(5.4)%	(5.2)%

Operating expenses	5.9%	5.4%	5.9%	5.4%
Incentive fees	-%	(0.1)%	-%	-%

Total expenses	5.9%	5.3%	5.9%	5.4%

Total return:
Total return before incentive fees	(7.3)%	(1.4)%	(10.9)%	(2.1)%
Incentive fees	-%	0.1%	-%	-%

Total return after incentive fees	(7.3)%	(1.3)%	(10.9)%	(2.1)%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (other than incentive fees).

***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Funds.

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

Funds’ Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available, are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2017 and December 31, 2016, and for the periods ended June 30, 2017 and 2016, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are considered at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

On April 1, 2006, the assets allocated to Graham for trading were invested in Graham Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 41,952.2380 units of Graham Master with cash equal to $41,952,238. Graham Master permits accounts managed by Graham using its K4 D-15V program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2017.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

At June 30, 2017, the Partnership owned approximately 15.4% of Aspect Master, 24.9% of Graham Master and 36.9% of PGR Master. As of December 31, 2016, the Partnership owned approximately 13.8% of Aspect Master, 20.2% of Graham Master and 35.3% of PGR Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables:

	June 30, 2017
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$40,801,392	$1,233,449	$39,567,943
Graham Master	22,708,569	1,363,808	21,344,761
PGR Master	11,448,375	680,663	10,767,712

	December 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$53,867,283	$237,915	$53,629,368
Graham Master	32,989,339	23,229	32,966,110
PGR Master	17,707,393	50,073	17,657,320

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$23,666	$(1,848,627)	$(1,824,961)
Graham Master	7,285	(1,174,536)	(1,167,251)
PGR Master	(9,619)	(1,196,807)	(1,206,426)

	For the six months ended June 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$32,657	$(2,652,534)	$(2,619,877)
Graham Master	6,966	(849,069)	(842,103)
PGR Master	(20,213)	(2,415,171)	(2,435,384)

	For the three months ended June 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(29,293)	$(934,276)	$(963,569)
Graham Master	(24,319)	1,248,149	1,223,830
PGR Master	(6,319)	(373,294)	(379,613)

	For the six months ended June 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(54,116)	$527,474	$473,358
Graham Master	(51,696)	(345,784)	(397,480)
PGR Master	(6,870)	321,369	314,499

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	June 30, 2017		For the three months ended June 30, 2017
				Expenses
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Net Income (Loss)	Investment Objective	Redemptions Permitted
Aspect Master	40.92%	$6,108,479	$(272,047)	$4,156	$2,397	$(278,600)	Commodity Portfolio	Monthly
Graham Master	35.60%	5,313,834	(284,361)	3,720	3,800	(291,881)	Commodity Portfolio	Monthly
PGR Master	26.62%	3,973,137	(434,889)	11,652	5,516	(452,057)	Commodity Portfolio	Monthly

Total		$15,395,450	$(991,297)	$19,528	$11,713	$(1,022,538)

	June 30, 2017		For the six months ended June 30, 2017
				Expenses
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Net Income (Loss)	Investment Objective	Redemptions Permitted
Aspect Master	40.92%	$6,108,479	$(379,385)	$8,008	$4,742	$(392,135)	Commodity Portfolio	Monthly
Graham Master	35.60%	5,313,834	(217,047)	7,394	7,238	(231,679)	Commodity Portfolio	Monthly
PGR Master	26.62%	3,973,137	(880,643)	23,089	11,022	(914,754)	Commodity Portfolio	Monthly

Total		$15,395,450	$(1,477,075)	$38,491	$23,002	$(1,538,568)

	December 31, 2016		For the three months ended June 30, 2016
				Expenses
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Net Income (Loss)	Investment Objective	Redemptions Permitted
Aspect Master	37.42%	$7,427,128	$(159,954)	$4,882	$3,271	$(168,107)	Commodity Portfolio	Monthly
Graham Master	33.54%	6,658,182	226,274	5,087	4,134	217,053	Commodity Portfolio	Monthly
PGR Master	31.42%	6,236,417	(149,315)	5,866	8,389	(163,570)	Commodity Portfolio	Monthly

Total		$20,321,727	$(82,995)	$15,835	$15,794	$(114,624)

	December 31, 2016		For the six months ended June 30, 2016
				Expenses
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Net Income (Loss)	Investment Objective	Redemptions Permitted
Aspect Master	37.42%	$7,427,128	$30,322	$9,717	$6,622	$13,983	Commodity Portfolio	Monthly
Graham Master	33.54%	6,658,182	(110,148)	10,233	8,332	(128,713)	Commodity Portfolio	Monthly
PGR Master	31.42%	6,236,417	209,876	8,738	16,984	184,154	Commodity Portfolio	Monthly

Total		$20,321,727	$130,050	$28,688	$31,938	$69,424

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 27.6% to 46.1% of the Funds’ contracts are traded OTC.

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

The General Partner monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than that described below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective July 12, 2017 Aspect Master and Graham Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced master funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. Under each FX Agreement, JPMorgan will charge a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds, cash at MS&Co. and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2017.

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

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership and the Funds knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2017, Partnership capital decreased 24.8% from $19,849,696 to $14,928,002. This decrease was attributable to a net loss of $1,989,132, coupled with redemptions of 2,519.5300 limited partner Redeemable Units totaling $2,887,562 and redemptions of 41.9260 General Partner Redeemable Units totaling $45,000. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent months.

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

Results of Operations

During the Partnership’s second quarter of 2017, the Partnership’s net asset value per Redeemable Unit decreased 7.3% from $1,158.07 to $1,073.31 as compared to a decrease of 1.4% in the second quarter of 2016. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $1,016,110. Losses were primarily attributable to the Fund’s trading in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2016 of $93,890. Losses were primarily attributable to the Fund’s trading in energy, livestock and indices and were partially offset by gains in currencies, grains, U.S. and non-U.S. interest rates, metals and softs.

The most significant losses were incurred within the global interest rate markets during June from long positions in European, U.S., British, Canadian, and Australian fixed income futures as hawkish comments from European Central Bank President Mario Draghi sparked a sell-off in global bonds. During April, further losses were experienced from short positions in U.S. fixed income futures as prices moved higher amid increased demand as political turmoil surrounding the Trump administration swirled throughout the month. Within the currency sector, losses were recorded during May from short positions in the Japanese yen, Swiss franc, and euro versus the U.S. dollar as the value of the U.S. currency weakened amid the debate surrounding the Trump Administration’s alleged ties to Russia. Additional losses within the currency sector were recorded during April from short positions in the British pound versus the U.S. dollar as the relative value of the pound rallied in response to U.K. Prime Minister Theresa May calling for a snap general election in June. Within the metals markets, losses were incurred during April and May from short positions in silver and gold futures as prices rose as a weakening U.S. dollar spurred demand for precious metals. Losses within the energy sector were experienced during April, May and June from positions in crude oil and its related products. A portion of the Partnership’s losses for the second quarter was offset by gains achieved within the global stock index sector during April and May from long positions in U.S., European, and Asian equity index futures as priced surged to record levels in many markets, buoyed by increased consumer confidence. Within the agricultural sector, gains were recorded during April from short positions in cocoa futures as prices plunged lower on news that bumper crops in Africa will add to the growing global supply glut. Additional gains within the agricultural markets during April were experienced from long positions in cattle futures as prices spiked significantly higher. During May, gains within the agricultural complex were experienced due to short positions in soybean and soybean meal futures as prices declined after industry reports indicated U.S. bean exports could rise dramatically in 2017.

During the Partnership’s six months ended June 30, 2017, the Partnership’s net asset value per Redeemable Unit decreased 10.9% from $1,205.22 to $1,073.31 as compared to a decrease of 2.1% during the six months ended June 30, 2016. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2017 of $1,521,428. Losses were primarily attributable to the Fund’s trading in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2016 of $106,770. Gains were primarily attributable to the Fund’s trading in grains and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, livestock, metals, softs and indices.

The most significant losses were incurred within the energy markets during January, February and March from long positions in crude oil and its related products as prices fell amid growing global stockpiles fueled by increasing U.S. oil output. Additional losses within the energy complex were experienced during January and March from positions in natural gas futures. Losses within the global interest rate markets were recorded during June from long positions in European, U.S., British, Canadian, and Australian fixed income futures as hawkish comments from European Central Bank President Mario Draghi sparked a sell-off in global bonds. Further losses in this sector were recorded during January and March from long positions in European and U.S. fixed income futures as prices declined amid speculation of growing hawkish sentiment from central banks across the globe. Within the currency markets, losses were recorded during May from short positions in the Japanese yen, Swiss franc, and euro versus the U.S. dollar as the value of the U.S. currency weakened amid the debate surrounding the Trump Administration’s alleged ties to Russia. During January and March, losses within the currency markets were experienced due to short positions in the euro, British pound, and Japanese yen versus the U.S. dollar as the relative value of the dollar depreciated following comments from the U.S. Federal Reserve which caused investors to revise expectations for further interest rate hikes in 2017. Further losses were incurred during April and May within the metals sector from short positions in silver and gold futures as prices rose as a weakening U.S. dollar spurred demand for precious metals. Losses were also recorded from long positions in gold and silver futures during March. A portion of the Partnership’s losses during the first six months of the year was offset by gains achieved during February, March, April and May from long positions in U.S., European, and Asian equity index futures as prices were buoyed by positive economic sentiment across the globe. Positive sentiment also fueled gains for long positions in U.S. and Asian equity index futures during January and March. Within the agricultural markets, gains were recorded primarily during April from long positions in cattle futures as prices spiked significantly higher. Additional gains within the agricultural complex during April were experienced due to positions in cocoa futures. During May, gains within the agricultural complex were experienced due to short positions in soybean and soybean meal futures as prices declined after industry reports indicated U.S. bean exports could rise dramatically in 2017.

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

Interest income is earned on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month was earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. All interest income earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. Interest income for the three and six months ended June 30, 2017 increased by $13,918 and $21,073, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016. The amount of interest income earned by the Partnership/Funds depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2017 decreased by $47,732 and $98,481, respectively, as compared to the corresponding periods in 2016. The decrease in ongoing selling agent fees is primarily due to lower average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors and (ii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2017 decreased by $21,430 and $44,201, respectively, as compared to the corresponding periods in 2016. The decrease in General Partner fees is due to lower average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2017 decreased by $31,606 and $65,202, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees accrued for the three months ended June 30, 2017. Trading performance for the three months ended June 30, 2016 resulted in a reversal of an incentive fee accrual of $17,957. There were no incentive fees accrued for the six months ended June 30, 2017 and 2016. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2017 and March 31, 2017, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	June 30, 2017		March 31, 2017
Aspect	$ 5,873,660	39%	$ 6,559,320	38%
Graham	$ 5,302,802	36%	$ 5,999,568	34%
PGR	$ 3,751,540	25%	$ 4,909,335	28%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2017 and December 31, 2016. As of June 30, 2017, the Partnership’s total capitalization was $14,928,002.

June 30, 2017

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$981,979	6.58%
Energy	413,215	2.77
Grains	113,974	0.76
Indices	929,220	6.22
Interest Rates U.S.	105,251	0.71
Interest Rates Non-U.S.	408,101	2.73
Livestock	28,173	0.19
Metals	163,028	1.09
Softs	158,167	1.06

Total	$3,301,108	22.11%

As of December 31, 2016, the Partnership’s total capitalization was $19,849,696.

December 31, 2016

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,235,965	6.23%
Energy	275,594	1.39
Grains	123,514	0.62
Indices	1,155,448	5.82
Interest Rates U.S.	236,991	1.19
Interest Rates Non-U.S.	347,703	1.75
Livestock	4,829	0.03
Metals	380,857	1.92
Softs	112,103	0.56

Total	$3,873,004	19.51%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended June 30, 2017 and the twelve months ended December 31, 2016. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2017, Aspect Master’s total capitalization was $39,567,943. The Partnership owned approximately 15.4% of Aspect Master. As of June 30, 2017, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2017

			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,279,889	10.82%	$6,170,736	$4,066,154	$5,180,109
Energy	449,651	1.14	566,849	157,014	296,126
Grains	378,676	0.96	517,162	321,981	443,480
Indices	1,646,463	4.16	1,859,026	1,646,463	1,726,851
Interest Rates U.S.	29,020	0.07	200,309	17,734	66,558
Interest Rates Non-U.S.	926,884	2.34	1,157,453	311,263	1,007,292
Livestock	166,733	0.42	192,005	127,655	172,022
Metals	515,560	1.30	595,865	345,880	458,616
Softs	550,152	1.39	560,789	422,940	514,307

Total	$8,943,028	22.60%

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

As of June 30, 2017, Graham Master’s total capitalization was $21,344,761. The Partnership owned approximately 24.9% of Graham Master. As of June 30, 2017, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

June 30, 2017

			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,189,623	5.57%	$3,829,165	$1,189,623	$2,647,922
Energy	450,340	2.11	547,426	268,070	400,620
Grains	160,765	0.75	222,530	160,765	184,122
Indices	1,432,273	6.71	2,153,831	1,432,273	1,759,430
Interest Rates U.S.	313,970	1.47	718,997	152,795	529,089
Interest Rates Non-U.S.	506,471	2.37	693,497	506,471	597,377
Metals	242,870	1.14	604,049	233,040	324,917
Softs	118,162	0.55	145,441	112,081	129,077

Total	$4,414,474	20.67%

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

As of June 30, 2017, PGR Master’s total capitalization was $10,767,712. The Partnership owned approximately 36.9% of PGR Master. As of June 30, 2017, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

June 30, 2017

			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$72,248	0.67%	$355,933	$49,616	$81,963
Energy	628,278	5.83	704,385	46,641	322,384
Grains	42,350	0.39	98,780	38,143	60,445
Indices	864,577	8.04	1,165,691	643,067	894,833
Interest Rates U.S.	61,256	0.57	166,771	5,788	35,086
Interest Rates Non-U.S.	377,369	3.51	377,369	77,447	240,038
Livestock	6,765	0.06	9,900	3,410	6,600
Metals	62,756	0.58	499,675	41,254	154,676
Softs	119,300	1.11	119,300	80,627	109,339

Total	$2,234,899	20.76%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	214.2800	$1,136.37	N/A	N/A
May 1, 2017 - May 31, 2017	577.4470	$1,127.07	N/A	N/A
June 1, 2017 - June 30, 2017	341.8920	$1,073.31	N/A	N/A
	1,133.6190	$1,112.61

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

(b)

Supplement to the Amended and Restated Commodity Futures Customer Agreement among Aspect Master, Graham Master and MS&Co., dated July 25, 2017 (filed as Exhibit 10.2(b) to the Current Report on Form 8-K filed on July 28, 2017 and incorporated herein by reference).

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

11.1	Foreign Exchange and Bullion Authorization Agreement between Aspect Master and JPMorgan (filed herewith).

11.2	International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed herewith).

11.3	Schedule to International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed herewith).

11.4	2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed herewith).

11.5	Institutional Account Agreement between Aspect Master and JPMorgan (filed herewith).

11.6	Foreign Exchange and Bullion Authorization Agreement between Graham Master and JPMorgan (filed herewith).

11.7	International Swap Dealers Association, Inc. Master Agreement between Graham Master and JPMorgan (filed herewith).

11.8	Schedule to International Swap Dealers Association, Inc. Master Agreement between Graham Master and JPMorgan (filed herewith).

11.9	2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Graham Master and JPMorgan (filed herewith).

11.10	Institutional Account Agreement between Graham Master and JPMorgan (filed herewith).

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

Date: August 10, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 10, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.