Form 10-K
period 2017-12-31
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2018-03-28
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR (  )TRANSITION REPORT PURSUANT TO SECTION

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

Yes X               No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X               No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .

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

Yes                 No X

Limited Partnership Redeemable Units with an aggregate market value of $14,771,646 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter end.

As of February 28, 2018, 11,526.3025 Limited Partnership Redeemable Units were outstanding.

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

A Registration Statement on Form S-1 (File no. 333-87663) relating to the public offering of 150,000 Redeemable Units became effective on January 31, 2000. Between January 31, 2000 (commencement of offering period) and May 30, 2000, 16,045 Redeemable Units were sold at $1,000 per Redeemable Unit. Proceeds of the offering were held in an escrow account and were transferred to the Partnership’s trading account on June 1, 2000 when the Partnership commenced trading. A second Registration Statement on Form S-1 (File no. 333-101132) relating to the public offering of 190,000 Redeemable Units (including the 150,000 Redeemable Units that had previously been registered) became effective on November 25, 2002. As of that date, 151,740.3512 Redeemable Units had been sold. The Partnership no longer offers Redeemable Units for sale. Redemptions of Redeemable Units for the years ended December 31, 2017, 2016 and 2015 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

During the years ended December 31, 2017, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. The Partnership/Funds also deposit a portion of their cash in non-trading accounts at JPMorgan.

As of December 31, 2017, all trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”) and Graham Capital Management, L.P. (“Graham”), (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. References herein to “Advisors” may also include, as relevant, SandRidge Capital L.P. (“SandRidge”), Waypoint Capital Management LLC (“Waypoint”), Eckhardt Trading Company (“Eckhardt”) and PGR Capital LLP (“PGR”). The Advisors are not affiliated with one another, the General Partner, MS&Co. or CGM, and are not responsible for the organization or operation of the Partnership.

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

On April 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. Graham Master permits accounts managed by Graham using its K4 D—15V program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On April 1, 2007, the assets allocated to SandRidge for trading were invested in CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership fully redeemed its investment in SandRidge Master on January 31, 2013.

On April 1, 2008, the assets allocated to Eckhardt for trading were invested in CMF Eckhardt Master Fund L.P. (“Eckhardt Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership fully redeemed its investment in Eckhardt Master on December 31, 2014.

On March 1, 2010, the assets allocated to Waypoint for trading were invested in Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership fully redeemed its investment in Waypoint Master on November 30, 2013.

On November 1, 2010, the assets allocated to PGR for trading were invested in PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. PGR Master permitted accounts managed by PGR using its Mayfair Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in PGR Master on December 31, 2017.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2017.

Aspect Master’s and Graham Master’s (collectively, the “Funds”) trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the years ended December 31, 2017, 2016 and 2015, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods covered by this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to the “Funds” may also include, as relevant, reference to SandRidge Master, Waypoint Master, Eckhardt Master and PGR Master.

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

Management fees, the General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners, including the Partnership. Professional fees are also borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

For the period January 1, 2017 through December 31, 2017, the approximate average market sector distribution for the Partnership was as follows:

Prior to the close of business on December 31, 2017, the Partnership owned approximately 19.9% of Aspect Master and 34.3% of Graham Master. At December 31, 2016, the Partnership owned approximately 13.8% of Aspect Master, 20.2% of Graham Master and 35.3% of PGR Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

The General Partner administers the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors and (ii) monitoring the activities of the commodity trading advisors. The Partnership pays the General Partner a monthly fee (“General Partner fee”) in return for its services equal to 1/12th of 0.9% (0.9% per year) of the month-end net assets of the Partnership. Month-end net assets, for the purpose of calculating the General Partner fee are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with Aspect and Graham, each of which is a registered commodity trading advisor. The General Partner, on behalf of the Partnership, had also entered into Management Agreements with SandRidge, Waypoint, Eckhardt and PGR. SandRidge was terminated as an Advisor to the Partnership effective January 15, 2013. Waypoint was terminated as an Advisor to the Partnership effective November 30, 2013. Eckhardt was terminated as an Advisor to the Partnership effective December 31, 2014. PGR was terminated as an Advisor to the Partnership effective December 31, 2017. The Partnership pays Graham and Aspect a monthly management fee equal to 1/12th of 1.75% (1.75% per year) and 1/12th of 1.25% (1.25% per year), respectively, of month-end net assets allocated to the respected Advisor. Prior to its termination, the Partnership paid PGR and Eckhardt a monthly management fee equal to 1/12th of 1% (1% per year) of month-end net assets allocated to the Advisor. Prior to July 1, 2014, the Partnership paid Eckhardt 1/12th of 2% (2% per year) of month-end net assets allocated to Eckhardt. Prior to April 1, 2014, the Partnership paid Graham 1/12th of 2% (2% per year) of month-end net assets allocated to Graham. Prior to its termination on January 15, 2013, SandRidge received a monthly management fee equal to 1/12th of 2% (2%) per year of month-end net assets allocated to SandRidge. Prior to its termination on November 30, 2013, Waypoint received a monthly management fee equal to 1/12th of 2% (2%) per year of month-end net assets allocated to Waypoint. Month-end net assets, for the purpose of calculating management fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

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

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Partnership, through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”). MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. and JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership/Funds also deposit a portion of their cash in non-trading accounts at JPMorgan. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by CFTC regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the Partnership’s (or the Partnership’s allocable portion of a Fund’s) average daily equity maintained in cash during each month at the rate equal to the monthly average of the 4- week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Effective July 12, 2017, Aspect Master and Graham Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. Under each FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2017 was $14,691,082.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including but not limited to trading and transaction fees, ongoing selling agent fees, clearing fees, General Partner fees and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and the Partnership’s/Funds’ commodity broker are affiliates;

2.	Each of the Advisor(s), the Partnership’s/Funds’ commodity broker, the General Partner, and their principals and affiliates may trade commodity interests for their own accounts;

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account; and

4.	The General Partner, on behalf of the Partnership, may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

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

Tax Laws Are Subject To Change at Any Time. Tax laws and court and IRS interpretations thereof are subject to change at any time, possibly with retroactive effect.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including, in the case of individuals, reducing the top federal income rate to 37%, and eliminating or limiting various deductions, including capping the deduction for state and local taxes at $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduces the top corporate income tax rate to 21%.

The Partnership does not anticipate that a limited partner’s share of income from the Partnership will be eligible for the 20% deduction established by the Tax Cuts and Jobs Act for qualified business income. However, in certain limited circumstances unlikely to apply to the Partnership, a portion of a limited partner’s gain upon a taxable disposition of an interest in the Partnership or a complete withdrawal may be eligible for the deduction.

The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect the Partnership’s investors and may directly or indirectly affect the Partnership. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

Prospective investors are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2017, 2016, 2015, 2014, and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2017 Audited Financial.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $38 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $38 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue remaining in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $88 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)  Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)  Holders. The number of holders of Redeemable Units as of February 28, 2018 was 506.

(c)  Dividends. The Partnership did not declare a distribution in 2017 or 2016. The Partnership does not intend to declare distributions in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)  Performance Graph. Not applicable.

(f)  Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Redeemable Units for the years ended December 31, 2017, 2016 and 2015. The Partnership no longer offers Redeemable Units for sale.

(g)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	124.7290	$1,126.53	N/A	N/A
November 1, 2017 - November 30, 2017	388.1450	$1,155.26	N/A	N/A
December 1, 2017 - December 31, 2017	153.6220	$1,181.38	N/A	N/A
	666.4960	$1,155.90

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

Item 6. Selected Financial Data.

Total investment income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and net asset value per Redeemable Unit and total assets at December 31, 2017, 2016, 2015, 2014 and 2013 were as follows:

	2017	2016	2015	2014	2013
Total investment income	$103,402	$48,089	$2,778	$4,181	$10,013
Total expenses	(991,693)	(1,355,814)	(1,729,247)	(2,005,790)	(2,751,523)
Total trading results	304,512	(2,010,479)	2,177,577	6,910,660	2,188,142

Net income (loss)	$(583,779)	$(3,318,204)	$451,108	$4,909,051	$(553,368)

Increase (decrease) in net asset value per Redeemable Unit	$(23.84)	$(182.87)	$17.68	$229.47	$(17.00)

Net asset value per Redeemable Unit	$1,181.38	$1,205.22	$1,388.09	$1,370.41	$1,140.94

Total assets	$14,978,957	$20,373,937	$28,847,717	$31,231,231	$32,192,372

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, through its investment in the Funds, aims to achieve substantial capital appreciation through speculative trading, directly or indirectly in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership/Funds may employ futures, options on futures and forward contracts in those markets. The Funds may also engage in swap transactions and other derivative transactions with the approval of General Partner.

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 25 professionals whose primary emphasis is attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support.

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

While the Partnership and the Funds have the right to seek lower commission rates and fees from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable and competitive.

The programs traded by each Advisor on behalf of the Partnership were: Aspect — Diversified Program, Graham — K4 D—15V Program and, prior to its termination effective December 31, 2017, PGR — Mayfair Program.

As of December 31, 2017 and September 30, 2017, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2017 *		September 30, 2017
Aspect	$6,188,408	42%	$5,539,372	40%
Graham	$5,972,349	41%	$5,071,104	37%
PGR	$2,530,325	17%	$3,243,544	23%

*	Amounts presented are prior to PGR’s termination effective December 31, 2017.

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

Graham Capital Management, L.P.

Graham trades the Partnership’s assets allocated to it in accordance with the K4 D-15V Program, a systematic, proprietary trading program. Graham trades actively in both U.S. and foreign markets, primarily in futures contracts, forward contracts, spot contracts and associated derivative instruments such as options and swaps through its investment in Graham Master. Graham engages in exchange for physical transactions, which involve the exchange of a futures position for the underlying physical commodity without making an open competitive trade on an exchange. Instruments and contracts not traded on an organized exchange may be entered with banks, brokerage firms or other financial counterparties.

The K4 D-15V Program utilizes multiple computerized trading models and offers broad diversification in both financial and non- financial markets, trading in approximately 65-80 global markets. It is intended to generate significant returns over time with an acceptable degree of risk and volatility. The computer models on a daily basis analyze the recent price action, the relative strength and the risk characteristics of each market and compare statistically the quantitative results of this data to years of historical data on each market.

In addition to the trend system or systems at its base, the K4 D-15V quantitative investment program has added numerous other trading strategies developed by Graham’s research department. Graham believes strongly in the importance of research and development activity and particularly in the development of new trading strategies and portfolio management techniques. Trading strategies developed by Graham research and added to Graham investment programs include not only trend systems but also other styles of systems, with varying time horizons. Such systems generally are based on computerized mathematical models and can rely both on technical and fundamental information as the basis for their trading decisions. Graham intends to add new trading strategies to its investment programs as well as to modify the systems currently in place in such programs in its ongoing efforts to keep pace with changing market conditions, and it anticipates that the constellation of trading strategies comprising each investment program will continue to grow and evolve over time. The decision to add or subtract systems or strategies from any investment program shall be at the sole discretion of Graham.

PGR Capital LLP

PGR’s Mayfair Program, which traded at 1.5 times leverage, was a proprietary, systematic trading system which seeked to profit over the medium term by exploiting inefficiencies in futures and forward markets across a broad range of asset classes and geographic regions. Proprietary models developed by the founding partners were implemented in an in-house trading system which systematically processed real-time data and executed trades automatically on electronic futures exchanges and foreign exchange trading platforms.

PGR’s investment strategies had a strong mathematical and statistical basis and exploit established signal processing and econometric techniques. Research was an ongoing part of PGR’s program and strategies may have been extended to exploit new inefficiencies over time, utilizing market price and volume data or fundamental data. Current strategies were continuously being developed and may have changed over the life of the investment. The strategy was primarily momentum-based. Adaptive signal processing techniques were used to forecast both market direction and risk. The estimates of the direction and strength of a market’s price trend were combined with the estimate of its risk to calculate a position which optimized the risk/return profile for that market.

The strategies were primarily directional in nature meaning they identified and took advantage of both upward and downward price momentum. The source of these trends may have been sound economic considerations, asymmetric information or behavioral patterns of market participants. Persistent trends could be identified from these factors in all markets across all sectors with varying strengths and durations. PGR’s strategies have been designed to identify the direction and strength of any trend over multiple timeframes and have the ability to adapt to the prevailing market with duration between a few days and a few months and position the fund to take advantage of it. PGR’s investment strategy employed sophisticated, robust and already proven computerized systems to enable the entire trading process to be automated. The system monitored live market data from real-time feeds and continuously updated the desired position for each market. Rigorous risk management was central to PGR’s systems and operations. Risk management was fully integrated and systematic at all levels of the system. It took account of changes intra and inter-market, to ensure that volatility and drawdowns remained under control as markets both reacted and evolved. The automation of trade execution and reconciliation avoided the possibility of human errors in relation to these processes while further processes continuously monitor and assess risk throughout all stages of the investment process. PGR’s ability to adjust positions and gearing according to the prevailing levels of market and portfolio risk meant that it could rapidly control the risk of the strategy as a whole. PGR used a number of standard and non-standard measures to assess risk including correlations, value at risk, sector exposure, entropy and stress tests.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 6 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

For the period January 1, 2017 through December 31, 2017, the average allocation by commodity market sector for each of the Funds was as follows:

Aspect Master

Currencies	46.5%
Energy	4.5%
Grains	3.2%
Indices	21.1%
Interest Rates U.S.	1.7%
Interst Rates Non-U.S.	10.7%
Livestock	1.0%
Metals	7.2%
Softs	4.1%

Graham Master

Currencies	27.0%
Energy	7.5%
Grains	2.9%
Indices	32.7%
Interest Rates U.S.	6.1%
Interst Rates Non-U.S.	11.5%
Metals	9.8%
Softs	2.5%

PGR Master

Currencies	11.5%
Energy	13.4%
Grains	2.8%
Indices	44.5%
Interest Rates U.S.	4.0%
Interst Rates Non-U.S.	9.1%
Livestock	0.2%
Metals	10.0%
Softs	4.5%

(a) Liquidity.

  The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds, cash at MS&Co. and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2017.

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

From January 1, 2017 through December 31, 2017, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 19.8%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership, indirectly through its investment in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward, swap and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.1% to 46.1% of the Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk during the reporting period and prior periods as MS&Co. and/or CGM or their affiliates or JPMorgan are counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co., CGM or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co. and JPMorgan.

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

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures and forwards, options and swaps trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in, or which are reasonably likely to result in, the Partnership’s liquidity increasing or decreasing in any material way. The Partnership will be liquidated upon the first of the following to occur: December 31, 2019; the net asset value per Redeemable Unit decreases to less than $400 as of the close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership.

(b) Capital Resources.

(i)	The Partnership has made no material commitments for capital expenditures.

(ii)

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, ongoing selling agent fees, clearing fees, General Partner fees and management fees. The level of these expenses is dependent upon trading performance and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. The amount of interest income earned by the Partnership/Funds depends on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at the net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings and/or redemption from the Funds. For the year ended December 31, 2017, 3,992.3350 Redeemable Units were redeemed totaling $4,529,835 and 41.9260 General Partner Redeemable Units were redeemed totaling $45,000. For the year ended December 31, 2016, 3,960.4120 Redeemable Units were redeemed totaling $5,195,545 and 46.4190 General Partner Redeemable Units were redeemed totaling $60,000. For the year ended December 31, 2015, 1,915.3470 Redeemable Units were redeemed totaling $2,711,938 and 17.2090 General Partner Redeemable Units were redeemed totaling $25,553.

(c) Results of Operations.

For the year ended December 31, 2017, the net asset value per Redeemable Unit decreased 2.0% from $1,205.22 to $1,181.38. For the year ended December 31, 2016, the net asset value per Redeemable Unit decreased 13.2% from $1,388.09 to $1,205.22. For the year ended December 31, 2015, the net asset value per Redeemable Unit increased 1.3% from $1,370.41 to $1,388.09.

The Partnership experienced a net trading gain before fees and expenses in 2017 of $304,512. Gains were primarily attributed to the Funds’ trading in livestock, softs and indices and was partially offset by losses in currencies, energy, grains, U.S. and non-U.S. interest rates and metals. The net trading gains or losses for the Partnership/Funds are disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most notable losses were incurred within the energy markets during January, February and March from long positions in crude oil and its related products as prices fell amid growing global oil supplies. Losses were also recorded during January and March from long positions in European and U.S. fixed income futures, as well as in currencies from short positions in the euro, British pound, and Japanese yen versus the U.S. dollar. Additional losses were experienced within the agricultural sector during January and the metals markets during March. The Partnership’s first quarter losses were partially offset by gains achieved during January, February, and March from long positions in global equity index futures as stock prices rose.

During the second quarter, the most meaningful losses were recorded during June from long positions in European, U.S., British, Canadian, and Australian fixed income futures amid a sell-off in global bonds. Further losses were experienced in currencies during May due to short positions in the Japanese yen, euro, and Swiss franc, as well as within the metals sector from positions in gold and silver futures. Further losses were recorded during April, May, and June from positions in energies from positions in crude oil and its related products. These losses were partially offset by gains recorded in the global equity index sector as long positions in the U.S., Europe, and Asia profited from prices climbing higher during April and May. Gains were also recorded during April and May from positions in the global agricultural markets, most notably from short positions in cocoa futures.

During the third quarter, losses were incurred within the global interest rate sector during September from long futures positions in U.S. and European fixed income as hawkish sentiment among the world’s major central banks remained. Additional losses were experienced in the agricultural markets during July from short positions in coffee, sugar, and cocoa and during both July and September from short positions in wheat and soybeans. Smaller losses were incurred in currencies during September and in the energy sector during July. A majority of the Partnership’s losses for the third quarter was offset by gains recorded during July, August, and September from long positions in global equity index futures as stock prices continued to rise on growing confidence in the strength of the global economy. Additional gains were recorded in metals during August from long positions in copper futures.

During the fourth quarter, the Partnership recorded gains in global stock index futures from long positions as equity prices continued their rally on optimism for global economic growth. Gains were also recorded in the energy markets from long positions in crude oil and its refined products as prices rose throughout the quarter on expectations for further output cuts from OPEC and Russia. Additional trading gains were recorded in metals and grains during October and December and the global interest rate markets during July. The Partnership’s gains for the fourth quarter were partially offset by currency losses experienced October from positions in the Australian dollar, Canadian dollar, and euro.

The Partnership experienced a net trading loss, through its investments in the Funds, before fees and expenses in 2016 of $2,010,479. Losses were primarily attributed to the Funds’ trading of currencies, energy, grains, U.S. interest rates, livestock, metals, softs and indices and was partially offset by gains in non-U.S. interest rates.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month is earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income for the three and twelve months ended December 31, 2017 increased by $19,387 and $55,313, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016. The amount of interest income earned by the Partnership/Funds depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2017 decreased by $30,250 and $178,259, respectively, as compared to the corresponding periods in 2016. The decrease in selling agent fees is primarily due to lower average net assets during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2017 decreased by $13,574 and $80,017, as compared to the corresponding periods in 2016. This decrease in General Partner fees is due to lower average net assets during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2017 decreased by $18,691 and $115,768, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is due to lower average net assets during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor, and are payable annually. There were no incentive fees for the three and twelve months ended December 31, 2017 and 2016. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal, accounting expenses, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2017 and 2016 were $176,975 and $164,112, respectively.

The Partnership experienced a net trading gain, through its investment in the Funds, before fees and expenses in 2015 of $2,177,577. Gains were primarily attributed to the trading of currencies, energy, non-U.S. interest rates, metals and softs and were partially offset by losses in grains, U.S. interest rates, indices and livestock.

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

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time. The Advisor’s percentage allocation and trading program is described in the “Overview” section of this Item 7.

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

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management’s authorization, and that financial information utilized by management and communicated to external parties, including the Partnership’s Redeemable Unit holders, creditors and regulators, is free of material errors.

(g) Critical Accounting Policies.

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The Partnership’s most significant accounting policy is the valuation of its investments in the Funds. The fair value of the investments in the Funds is determined based on the Fund’s net asset value per Redeemable Unit as calculated by the Funds or the Partnership’s (1) net contribution and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses) of the Funds.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the Partnership’s total capitalization was $14,691,082.

December 31, 2017
		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$486,656	3.31%
Energy	199,400	1.36
Grains	55,329	0.38
Indices	492,840	3.35
Interest Rates U.S.	96,738	0.66
Interest Rates Non-U.S.	241,511	1.64
Livestock	1,489	0.01
Metals	167,361	1.14
Softs	48,859	0.34

Total	$1,790,183	12.19%

As of December 31, 2016, the Partnership’s total capitalization was $19,849,696.

December 31, 2016
		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$1,235,965	6.23%
Energy	275,594	1.39
Grains	123,514	0.62
Indices	1,155,448	5.82
Interest Rates U.S.	236,991	1.19
Interest Rates Non-U.S.	347,703	1.75
Livestock	4,829	0.03
Metals	380,857	1.92
Softs	112,103	0.56

Total	$3,873,004	19.51%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of December 31, 2017 and 2016, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

Prior to the close of business on December 31, 2017, Aspect Master’s total capitalization was $31,218,684. The Partnership owned approximately 19.9% of Aspect Master. Prior to the close of business on December 31, 2017, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2017
			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,837,893	5.89%	$6,170,736	$165,409	$3,911,657
Energy	382,027	1.22	705,685	148,355	391,313
Grains	150,058	0.48	517,162	113,163	280,860
Indices	778,476	2.49	2,393,315	717,283	1,742,652
Interest Rates U.S.	210,106	0.67	409,866	17,734	118,732
Interest Rates Non-U.S.	538,671	1.73	1,683,359	308,848	908,862
Livestock	7,480	0.02	192,005	6,724	89,618
Metals	305,177	0.98	1,042,528	274,140	564,920
Softs	114,422	0.37	570,247	104,140	352,100

Total	$4,324,310	13.85%

*	Annual average of month-end Values at Risk.

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

Prior to the close of business on December 31, 2017, Graham Master’s total capitalization was $17,432,448. The Partnership owned approximately 34.3% of Graham Master. Prior to the close of business on December 31, 2017, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2017
			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$385,524	2.21%	$3,829,165	$252,088	$1,434,440
Energy	359,700	2.06	644,380	76,713	370,917
Grains	74,250	0.43	243,172	57,637	142,899
Indices	985,200	5.65	2,718,753	707,117	1,613,518
Interest Rates U.S.	160,138	0.92	718,997	51,252	330,105
Interest Rates Non-U.S.	391,590	2.25	712,703	261,523	505,978
Metals	310,877	1.78	842,693	215,172	444,738
Softs	76,061	0.44	187,547	67,301	115,428

Total	$2,743,340	15.74%

*	Annual average of month-end Values at Risk.

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

As of December 31, 2017, the Partnership fully redeemed its investment in PGR Master.

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

Non-Trading Risk

The Partnership/Funds have non-trading market risk on their foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

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

The following were the primary trading risk exposures of the Funds as of December 31, 2017, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is subject to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2017, the Partnership’s primary exposures were in the Hang Seng (Hong Kong), CBOE VIX (U.S.), S&P 500 (U.S.), NASDAQ 100 (U.S.), Dow Jones Industrials (U.S.), FTSE 100 (United Kingdom), Russell 2000 (U.S.), and Dow Jones Euro STOXX 50 (Europe) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Metals. The Partnership’s primary metal market exposure as of December 31, 2017 was to fluctuations in the price of copper, zinc, aluminum, and silver.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn, and the soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2017.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, cotton, coffee, and sugar accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2017.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2017.

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

Item 8. Financial Statements and Supplementary Data.

DIVERSIFIED 2000 FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2017, 2016 and 2015; Statements of Financial Condition at December 31, 2017 and 2016; Schedules of Investments at December 31, 2017 and 2016; Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015; Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Diversified 2000 Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

/s/ Patrick T. Egan
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

The management of Diversified 2000 Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2017 based on the criteria referred to above.

/s/ Patrick T. Egan	/s/ Steven Ross
Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC General Partner,	Ceres Managed Futures LLC General Partner,
Diversified 2000 Futures Fund L.P	Diversified 2000 Futures Fund L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Diversified 2000 Futures Fund L.P.,

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of Diversified 2000 Futures Fund L.P. (the “Partnership”), including the schedule of investments as of December 31, 2017, and the related statements of income and expenses and changes in partners’ capital for the year ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017, and the results of its operations and changes in its partners’ capital for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The statement of financial condition, including the schedule of investments, as of December 31, 2016, and the related statements of income and expenses and changes in partners’ capital for the years ended December 31, 2016 and 2015 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Diversified 2000 Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Diversified 2000 Futures Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Diversified 2000 Futures Fund L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
March 24, 2017

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016
Assets:
Investment in the Funds, at fair value (Note 6)	$12,150,605	$20,321,727
Redemptions receivable from the Funds	2,776,676	-
Cash at MS&Co. (Note 3c)	51,240	51,993
Cash at bank (Note 1)	436	217

Total assets	$14,978,957	$20,373,937

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3d)	$24,965	$33,957
General Partner fees (Note 3a)	11,176	15,214
Management fees (Note 3b)	17,450	22,607
Professional fees	52,798	55,245
Redemptions payable to General Partner (Note 7)	-	10,000
Redemptions payable to Limited Partners (Note 7)	181,486	387,218

Total liabilities	287,875	524,241

Partners’ Capital (Notes 1 and 7):
General Partner, 145.6759 and 187.6019 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	172,099	226,101
Limited Partners, 12,289.8485 and 16,282.1835 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	14,518,983	19,623,595

Total partners’ capital (net asset value)	14,691,082	19,849,696

Total liabilities and partners’ capital	$14,978,957	$20,373,937

Net asset value per Redeemable Unit	$1,181.38	$1,205.22

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

December 31, 2017

Investment in the Funds	Fair Value	% of Partners’ Capital
CMF Aspect Master Fund L.P.	$6,192,023	42.15%
CMF Graham Capital Master Fund L.P.	5,958,582	40.56

Total investment in the Funds	$12,150,605	82.71%

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

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses For the Years Ended

December 31, 2017, 2016 and 2015

	2017	2016	2015
Investment Income:
Interest income allocated from the Funds (Note 3c)	$103,402	$48,089	$2,778

Expenses:
Expenses allocated from the Funds	118,932	121,872	144,899
Ongoing selling agent fees (Note 3d)	327,161	505,420	602,352
General Partner fees (Note 3a)	146,424	226,441	269,843
Management fees (Note 3b)	222,201	337,969	403,799
Incentive fees (Note 3b)	-	-	135,076
Professional fees	176,975	164,112	173,278

Total expenses	991,693	1,355,814	1,729,247

Net investment loss	(888,291)	(1,307,725)	(1,726,469)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on closed contracts allocated from the Funds	218,410	(2,140,468)	4,488,916
Net change in unrealized gains (losses) on open contracts allocated from the Funds	86,102	129,989	(2,311,339)

Total trading results	304,512	(2,010,479)	2,177,577

Net income (loss)	$(583,779)	$(3,318,204)	$451,108

Net income (loss) per Redeemable Unit* (Note 8)	$(23.84)	$(182.87)	$17.68

Weighted average Redeemable Units outstanding	14,347.8162	18,923.9959	21,343.6414

*Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Statements of Changes in Partners’ Capital For the Years Ended

December 31, 2017, 2016 and 2015

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2014	22,409.1724	$30,365,539	$344,289	$30,709,828
Redemptions - General Partner	(17.2090)	-	(25,553)	(25,553)
Redemptions - Limited Partners	(1,915.3470)	(2,711,938)	-	(2,711,938)
Net income (loss)	-	445,002	6,106	451,108

Partners’ Capital, December 31, 2015	20,476.6164	28,098,603	324,842	28,423,445
Redemptions - General Partner	(46.4190)	-	(60,000)	(60,000)
Redemptions - Limited Partners	(3,960.4120)	(5,195,545)	-	(5,195,545)
Net income (loss)	-	(3,279,463)	(38,741)	(3,318,204)

Partners’ Capital, December 31, 2016	16,469.7854	19,623,595	226,101	19,849,696
Redemptions - General Partner	(41.9260)	-	(45,000)	(45,000)
Redemptions - Limited Partners	(3,992.3350)	(4,529,835)	-	(4,529,835)
Net income (loss)	-	(574,777)	(9,002)	(583,779)

Partners’ Capital, December 31, 2017	12,435.5244	$14,518,983	$172,099	$14,691,082

Net asset value per Redeemable Unit:

2015:	$1,388.09

2016:	$1,205.22

2017:	$1,181.38

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

1.	Organization:

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

During the periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for the Funds. The Partnership/Funds also deposit a portion of their cash in non-trading bank accounts at JPMorgan.

The Partnership, CMF Aspect Master Fund L.P. (“Aspect Master”) and CMF Graham Capital Master Fund L.P. (“Graham Master”) have entered into futures brokerage account agreements with MS&Co. Prior to its liquidation, PGR Master Fund L.P. (“PGR Master”) entered into a futures brokerage account agreement with MS&Co. Aspect Master and Graham Master entered into a foreign exchange brokerage account agreement with MS&Co. Aspect Master and Graham Master are collectively referred to as the “Funds.” References herein to “Funds” may also include, as relevant, reference to PGR Master.

Effective July 12, 2017, Aspect Master and Graham Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. Under each FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2019; the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or under certain other circumstances as set forth in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

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

b.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or redemptions and losses, if any.

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2017, 2016 and 2015, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

d.	Partnership’s Investments. The Partnership carries its investment in the Funds based on the Fund’s net asset value per Redeemable Unit as calculated by the Funds.

Funds’ Investments. All commodity interests of the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are reported in the Partnership’s/Funds’ Statements of Income and Expenses. The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Funds’ Statements of Income and Expenses.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

e.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

f.

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

g.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services–Investment Companies.” See Note 8, “Financial Highlights.”

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. The Partnership pays the General Partner a monthly fee in return for its services equal to 1/12 of 0.9% (0.9% per year) of the month-end net assets of the Partnership. Month-end net assets, for the purpose of calculating the General Partner fee are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with Graham Capital Management, L.P. (“Graham”), Aspect Capital Limited (“Aspect”) and PGR Capital LLP (“PGR”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. PGR was terminated as a commodity trading advisor for the Partnership as of December 31, 2017. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. The Partnership pays Graham and Aspect a monthly management fee equal to 1/12 of 1.75% (1.75% per year) and 1/12 of 1.25% (1.25% per year), respectively, of month-end net assets allocated to the respected Advisor. Prior to its termination on December 31, 2017, the Partnership paid PGR a monthly management fee equal to 1/12 of 1% (1% per year) of month-end net assets allocated to the Advisor. Month-end net assets, for the purpose of calculating management fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

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

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and may allocate the assets to additional advisors at any time.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

c.	Customer Agreement:

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership, through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”). Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. and JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the Partnership’s (or the Partnership’s allocable portion of a Fund’s) average daily equity maintained in cash during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Partnership Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agent Agreement:

The Partnership has entered into a selling agent agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership. Month-end net assets, for the purpose of calculating ongoing selling agent fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s clearing fees, incentive fee accruals, the monthly management fees, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities are shown in the Partnership’s Statements of Income and Expenses.

The Partnership Customer Agreement and the Funds’ futures brokerage account agreements with MS&Co. give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Funds’ Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

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

The Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2017 and 2016, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are considered at the beginning of the reporting period.

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

On April 1, 2006, the assets allocated to Graham for trading were invested in Graham Master, a limited partnership organized under the partnership laws of the State of New York. Graham Master permits accounts managed by Graham using its K4 D—15V program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2010, the assets allocated to PGR for trading were invested in PGR Master, a limited partnership organized under the partnership laws of the State of Delaware. PGR Master permitted accounts managed by PGR using its Mayfair Program, a proprietary, systematic trading system, to invest together in one trading vehicle. Effective the close of business on December 31, 2017, the Partnership fully redeemed its investment in PGR Master.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2017.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

Prior to the close of business on December 31, 2017, the Partnership owned approximately 19.9% of Aspect Master and 34.3% of Graham Master. At December 31, 2016, the Partnership owned approximately 13.8% of Aspect Master, 20.2% of Graham Master and 35.3% of PGR Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables:

	December 31, 2017
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$31,265,102	$16,568,191	$14,696,911
Graham Master	17,461,265	11,507,153	5,954,112
PGR Master	7,502,405	7,502,405	-

	December 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$53,867,283	$237,915	$53,629,368
Graham Master	32,989,339	23,229	32,966,110
PGR Master	17,707,393	50,073	17,657,320

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$86,824	$237,022	$323,846
Graham Master	17,954	1,841,308	1,859,262
PGR Master	(22,270)	(1,220,018)	(1,242,288)

	For the year ended December 31, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$(74,707)	$(3,094,670)	$(3,169,377)
Graham Master	(76,606)	(4,805,243)	(4,881,849)
PGR Master	(36,071)	(1,707,510)	(1,743,581)

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	December 31, 2017		For the year ended December 31, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Aspect Master	42.15%	$6,192,023	$151,953	$18,135	$10,288	$123,530	Commodity Portfolio	Monthly
Graham Master	40.56%	5,958,582	671,248	15,613	17,174	638,461	Commodity Portfolio	Monthly
PGR Master	-	-	(415,287)	42,061	15,661	(473,009)	Commodity Portfolio	Monthly

Total		$12,150,605	$407,914	$75,809	$43,123	$288,982

	December 31, 2016		For the year ended December 31, 2016
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Aspect Master	37.42%	$7,427,128	$(460,473)	$17,279	$11,078	$(488,830)	Commodity Portfolio	Monthly
Graham Master	33.54%	6,658,182	(973,970)	17,978	14,580	(1,006,528)	Commodity Portfolio	Monthly
PGR Master	31.42%	6,236,417	(527,947)	31,947	29,010	(588,904)	Commodity Portfolio	Monthly

Total		$20,321,727	$(1,962,390)	$67,204	$54,668	$(2,084,262)

7.	Distributions and Redemptions:

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

8.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$38.07	$(113.76)	$97.67
Net investment loss	(61.91)	(69.11)	(79.99)

Increase (decrease) for the year	(23.84)	(182.87)	17.68
Net asset value per Redeemable Unit, beginning of year	1,205.22	1,388.09	1,370.41

Net asset value per Redeemable Unit, end of year	$1,181.38	$1,205.22	$1,388.09

	2017	2016	2015
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(5.5)%	(5.2)%	(5.8)%

Operating expenses	6.1%	5.4%	5.3%
Incentive fees	-%	-%	0.5%

Total expenses	6.1%	5.4%	5.8%

Total return:
Total return before incentive fees	(2.0)%	(13.2)%	1.8%
Incentive fees	-%	-%	(0.5)%

Total return after incentive fees	(2.0)%	(13.2)%	1.3%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

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

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.1% to 46.1% of the Funds’ contracts are traded OTC.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

Market risk is the potential for changes in the value of the financial instruments traded by the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership/Funds are exposed to a market risk equal to the value of futures and forward contracts held and unlimited liability on such contracts sold short.

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

10.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2017 and 2016 are summarized below:

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Total investment income	$31,550	$27,499	$24,813	$19,540
Total expenses	(245,988)	(233,648)	(242,644)	(269,413)
Total trading results	1,821,905	4,035	(1,016,110)	(505,318)

Net income (loss)	$1,607,467	$(202,114)	$(1,233,941)	$(755,191)

Increase (decrease) in net asset value per Redeemable Unit	$123.98	$(15.91)	$(84.76)	$(47.15)

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total investment income	$12,163	$12,646	$10,895	$12,385
Total expenses	(289,089)	(335,344)	(331,898)	(399,483)
Total trading results	(1,578,510)	(538,739)	(93,890)	200,660

Net income (loss)	$(1,855,436)	$(861,437)	$(414,893)	$(186,438)

Increase (decrease) in net asset value per Redeemable Unit	$(106.36)	$(47.95)	$(18.77)	$(9.79)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The Annual Report for the year ended December 31, 2017, filed as Item 8 hereto includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Patrick T. Egan, age 49, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 46, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 60, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 59, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 58, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 50, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays the General Partner a monthly fee equal to 1/12th of 0.9% (0.9% per year) of the Partnership’s month-end net assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2018, the Partnership knows of one person who beneficially owns more than 5% of the Redeemable Units outstanding.

	Name and Address	Amount and Nature of
Title of Class	of Beneficial Ownership	Beneficial Ownership	Percent of Class
Redeemable Units	Virginia B. Fox TTEE Virginia B. Fox TTEE V/A/D 1371 Pembroke Drive Bloomfield Hills, MI 48304-2654	1,632.2190	14.0%

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2017:

	(2) Name of	(3) Amount and
	Beneficial	Nature of Beneficial	(4) Percent of
(1) Title of Class	Owner	Ownership	Class
Redeemable Units	General Partner	145.6759	1.2%

(c) Changes in control. None.

Item 13. Certain Relationships, Related Transactions and Director Independence.

(a)   Transactions with related persons. None.

(b)   Review, approval or ratification of transactions with related persons. Not applicable.

(c)   Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner, could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business.”, “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1)

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the year ended December 31, 2017 and Deloitte & Touche LLP (“Deloitte”) for the year ended December 31, 2016 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2017 $     94,111

2016 $     91,000

(2)	Audit-Related Fees. None

(3)	Tax Fees. The Partnership did not pay EY or Deloitte any amounts in 2017 and 2016, respectively, for professional services in connection with tax compliance, tax advice and tax planning.

(4)	All Other Fees. None.

(5)	Not applicable.

(6)	Not applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2017 and 2016.

Schedules of Investments at December 31, 2017 and 2016.

Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015.

Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015.

Notes to Financial Statements.

(2) Exhibits:

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

(c)

Amendment No.  3 to the Limited Partnership Agreement dated as of December 8, 2017 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 13, 2017 and incorporated herein by reference).

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

(b)

Supplement to the Amended and Restated Commodity Futures Customer Agreement among Aspect Master, Graham Master and MS&Co., dated July 25, 2017 (filed as Exhibit 10.2(b) to the Current Report on Form 8-K filed on July 28. 2017 and incorporated herein by reference).

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

(a)	Letter from the General Partner extending Management Agreement with Aspect Capital Limited from June 30, 2017 to June 30, 2018, dated June 1, 2017 (filed herewith).

10.6

Management Agreement among the Partnership, the General Partner and Graham Capital Management, L.P., dated March 1, 2001 (filed as Exhibit 10 to the Annual Report on Form 10-K filed on March 27, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Graham Capital Management, L.P. from June 30, 2017 to June 30, 2018, dated June 1, 2017 (filed herewith).

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

(a)	Letter from the General Partner extending Management Agreement with PGR Capital LLP, from June 30, 2017 to June 30, 2018, dated June 1, 2017 (filed herewith).

11.1

Foreign Exchange and Bullion Authorization Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.1 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.2

International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.2 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.3

Schedule to International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.3 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.4

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.4 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.5	Institutional Account Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.5 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.6

Foreign Exchange and Bullion Authorization Agreement between Graham Master and JPMorgan (filed as Exhibit 11.6 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.7

International Swap Dealers Association, Inc. Master Agreement between Graham Master and JPMorgan (filed as Exhibit 11.7 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.8

Schedule to International Swap Dealers Association, Inc. Master Agreement between Graham Master and JPMorgan (filed as Exhibit 11.8 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.9

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Graham Master and JPMorgan (filed as Exhibit 11.9 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.10	Institutional Account Agreement between Graham Master and JPMorgan (filed as Exhibit 11.10 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

31.1—Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2—Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1—Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2—Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

99.1	Financial Statements of CMF Aspect Master Fund L.P.

99.2	Financial Statements of CMF Graham Capital Master Fund L.P.

99.3	Financial Statements of PGR Master Fund L.P. (Master in Liquidation)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified 2000 Futures Fund L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director
Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2018	Date: March 28, 2018	Date: March 28, 2018

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2018	Date: March 28, 2018
Date: March 28, 2018

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.