Form 10-Q
period 2018-03-31
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2018-05-10
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes       No X

As of April 30, 2018, 11,309.8195 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

	March 31, 2018 (Unaudited)	December 31, 2017
Assets:
Investment in the Funds (1), at fair value	$13,153,099	$12,150,605
Redemptions receivable from the Funds	208,102	2,776,676
Cash at MS&Co.	60,474	51,240
Cash at bank	-	436

Total assets	$13,421,675	$14,978,957

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$22,369	$24,965
General Partner fees	10,003	11,176
Management fees	16,633	17,450
Professional fees	62,309	52,798
Redemptions payable to General Partner	25,000	-
Redemptions payable to Limited Partners	122,305	181,486

Total liabilities	258,619	287,875

Partners’ Capital:
General Partner, 123.7529 and 145.6759 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	141,124	172,099
Limited Partners, 11,419.0525 and 12,289.8485 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	13,021,932	14,518,983

Total partners’ capital (net asset value)	13,163,056	14,691,082

Total liabilities and partners’ capital	$13,421,675	$14,978,957

Net asset value per Redeemable Unit	$1,140.37	$1,181.38

(1) Defined in Note 1.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

March 31, 2018

(Unaudited)

Investment in the Funds	Fair Value	% of Partners’ Capital
CMF Aspect Master Fund L.P.	$6,751,249	51.29%
CMF Graham Capital Master Fund L.P.	6,401,850	48.63

Total investment in the Funds	$13,153,099	99.92%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

December 31, 2017

Investment in the Funds	Fair Value	% of Partners’ Capital
CMF Aspect Master Fund L.P.	$6,192,023	42.15%
CMF Graham Capital Master Fund L.P.	5,958,582	40.56

Total investment in the Funds	$12,150,605	82.71%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income:
Interest income allocated from the Funds	$38,236	$19,540

Expenses:
Expenses allocated from the Funds	36,832	30,252
Ongoing selling agent fees	71,730	95,502
General Partner fees	32,088	42,750
Management fees	53,259	64,213
Professional fees	35,954	36,696

Total expenses	229,863	269,413

Net investment loss	(191,627)	(249,873)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on closed contracts allocated from the Funds	481,421	(24,978)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(739,541)	(480,340)

Total trading results	(258,120)	(505,318)

Net income (loss)	(449,747)	(755,191)
Redemptions - General Partner	(25,000)	-
Redemptions - Limited Partners	(1,053,279)	(1,626,282)

Net increase (decrease) in Partners’ Capital	(1,528,026)	(2,381,473)
Partners’ Capital, beginning of period	14,691,082	19,849,696

Partners’ Capital, end of period	$13,163,056	$17,468,223

Net asset value per Redeemable Unit (11,542.8054 and 15,083.8744 Redeemable Units outstanding at March 31, 2018 and 2017, respectively)	$1,140.37	$1,158.07

Net income (loss) per Redeemable Unit *	$(41.01)	$(47.15)

Weighted average Redeemable Units outstanding	12,022.5921	16,112.1534

*	Represents the change in net asset value per Redeemable Unit during the period.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

As of March 31, 2018, all trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”) and Graham Capital Management L.P. (“Graham”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through its investment in the Funds. Effective December 31, 2017 PGR Capital LLP (“PGR”) ceased to act as commodity trading advisor to the Partnership. References herein to “Advisors” shall also include, as relevant, PGR.

During the reporting periods ended March 31, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for the Funds. During the reporting period and prior periods included in the report, the Partnership/Funds also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

The Partnership, CMF Aspect Master Fund L.P. (“Aspect Master”) and CMF Graham Capital Master Fund L.P. (“Graham Master”) have entered into futures brokerage account agreements with MS&Co. Prior to its liquidation, PGR Master Fund L.P. (“PGR Master”) entered into a futures brokerage account agreement with MS&Co. Aspect Master and Graham Master entered into a foreign exchange brokerage account agreement with MS&Co. Aspect Master and Graham Master are collectively referred to as the “Funds”. References herein to “Funds” may also include, as relevant, reference to PGR Master. The Partnership, through its investments in the Funds, pays MS&Co. (or will reimburse MS&Co., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2018, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2018 and 2017. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(25.07)	$(31.64)
Net investment loss	(15.94)	(15.51)

Increase (decrease) for the period	(41.01)	(47.15)
Net asset value per Redeemable Unit, beginning of period	1,181.38	1,205.22

Net asset value per Redeemable Unit, end of period	$1,140.37	$1,158.07

	Three Months Ended March 31,
	2018	2017
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.5)%	(5.4)%

Operating expenses	6.6%	5.8%
Incentive fees	-%	-%

Total expenses	6.6%	5.8%

Total return:
Total return before incentive fees	(3.5)%	(3.9)%
Incentive fees	-%	-%

Total return after incentive fees	(3.5)%	(3.9)%

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

The Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2018 and December 31, 2017, and for the periods ended March 31, 2018 and 2017, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are considered at the beginning of the reporting period.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2018.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

At March 31, 2018, the Partnership owned approximately 41.8% of Aspect Master and 100.0% of Graham Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 19.9% of Aspect Master and 34.3% of Graham Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables:

	March 31, 2018
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$16,533,537	$409,499	$16,124,038
Graham Master	6,627,085	231,824	6,395,261

	December 31, 2017
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$31,265,102	$16,568,191	$14,696,911
Graham Master	17,461,265	11,507,153	5,954,112
PGR Master	7,502,405	7,502,405	-

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$14,095	$250,738	$264,833
Graham Master	(4,525)	(368,554)	(373,079)

	For the three months ended March 31, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$8,991	$ (803,907)	$ (794,916)
Graham Master	(319)	325,467	325,148
PGR Master	(10,594)	(1,218,364)	(1,228,958)

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	March 31, 2018		For the three months ended March 31, 2018
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Aspect Master	51.29%	$6,751,249	$129,997	$6,399	$7,235	$116,363	Commodity Portfolio	Monthly
Graham Master	48.63%	6,401,850	(349,881)	6,004	17,194	(373,079)	Commodity Portfolio	Monthly

Total		$13,153,099	$(219,884)	$12,403	$24,429	$(256,716)

	December 31, 2017		For the three months ended March 31, 2017
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Aspect Master	42.15%	$6,192,023	$(107,338)	$3,852	$2,345	$(113,535)	Commodity Portfolio	Monthly
Graham Master	40.56%	5,958,582	67,314	3,674	3,438	60,202	Commodity Portfolio	Monthly
PGR Master	-	-	(445,754)	11,437	5,506	(462,697)	Commodity Portfolio	Monthly

Total		$12,150,605	$(485,778)	$18,963	$11,289	$(516,030)

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investment in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 22.8% to 43.4% of the Funds’ contracts are traded OTC.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. During periods covered by this report, its only assets are its investment in the Funds, redemptions receivable from the Funds, cash at MS&Co. and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2018.

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

For the three months ended March 31, 2018, the Partnership’s capital decreased 10.4% from $14,691,082 to $13,163,056. This decrease was attributable to a net loss of $449,747, coupled with redemptions of 870.7960 limited partner Redeemable Units totaling $1,053,279 and redemptions of 21.9230 General Partner Redeemable Units totaling $25,000. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent months.

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

Results of Operations

During the Partnership’s first quarter of 2018, the net asset value per Redeemable Unit decreased 3.5% from $1,181.38 to $1,140.37 as compared to a decrease of 3.9% in the first quarter of 2017. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2018 of $258,120. Losses were primarily attributable to the Funds’ trading in currencies, grains, non-U.S. interest rates, metals and indices and were partially offset by gains in energy, U.S. interest rates, livestock and softs. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2017 of $505,318. Losses were primarily attributable to the Fund’s trading in currencies, energy, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in livestock and indices.

During the first quarter, the most notable losses were recorded during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. Smaller losses in global stock indices were recorded in March. Within the metals markets, losses were experienced in February and March from positions in copper and zinc futures as prices for industrial metals fell amid stock market weakness and a burgeoning global trade war. Losses were also incurred in the grains markets throughout the quarter as weather related factors resulted in short-term price volatility. Further losses were incurred within the currency sector during February from long positions in the Australian dollar, British pound, and euro. The Partnership’s overall trading losses for the quarter were partially offset by trading gains in U.S. interest rate futures during January and February and in European interest rate futures during March. Smaller gains were also recorded in crude oil and sugar futures trading during January and March.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month is earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income for the three months ended March 31, 2018 increased by $18,696, as compared to the corresponding period in 2017. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2018 as compared to the corresponding period in 2017. The amount of interest income earned by the Partnership/Funds depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2018 decreased by $23,772 as compared to the corresponding period in 2017. The decrease in ongoing selling agent fees was primarily due to lower average net assets during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors and (ii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2018 decreased by $10,662 as compared to the corresponding period in 2017. The decrease in General Partner fees was due to lower average net assets during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2018 decreased by $10,954 as compared to the corresponding period in 2017. The decrease in management fees was due to lower average net assets during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees for the three months ended March 31, 2018 and 2017. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2018 and December 31, 2017, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2018		December 31, 2017 *
Aspect	$6,747,440	51%	$6,188,408	42%
Graham	$6,415,616	49%	$5,972,349	41%
PGR	$-	- %	$2,530,325	17%

* Amounts presented are prior to PGR’s termination effective December 31, 2017.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the Funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund, separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2018 and December 31, 2017. As of March 31, 2018, the Partnership’s total capitalization was $13,163,056.

March 31, 2018

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$ 615,835	4.67%
Energy	201,652	1.53
Grains	51,467	0.39
Indices	467,266	3.55
Interest Rates U.S.	146,910	1.12
Interest Rates Non-U.S.	340,779	2.59
Livestock	9,434	0.07
Metals	160,538	1.22
Softs	78,375	0.60

Total	$ 2,072,256	15.74%

As of December 31, 2017, the Partnership’s total capitalization was $14,691,082.

December 31, 2017

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$ 486,656	3.31%
Energy	199,400	1.36
Grains	55,329	0.38
Indices	492,840	3.35
Interest Rates U.S.	96,738	0.66
Interest Rates Non-U.S.	241,511	1.64
Livestock	1,489	0.01
Metals	167,361	1.14
Softs	48,859	0.34

Total	$ 1,790,183	12.19%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended March 31, 2018 and the twelve months ended December 31, 2017. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2018, Aspect Master’s total capitalization was $16,124,038. The Partnership owned approximately 41.8% of Aspect Master. As of March 31, 2018, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

March 31, 2018
			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,143,802	7.09%	$2,424,144	$1,047,497	$1,501,891
Energy	216,986	1.35	451,603	134,170	225,154
Grains	63,186	0.39	182,759	44,442	77,235
Indices	406,115	2.52	958,119	406,115	592,069
Interest Rates U.S.	103,511	0.64	313,762	96,146	196,874
Interest Rates Non-U.S.	532,183	3.30	678,679	196,668	586,941
Livestock	22,569	0.14	33,660	7,480	23,803
Metals	207,748	1.29	481,847	180,292	285,438
Softs	117,535	0.73	148,223	67,833	108,739

Total	$2,813,635	17.45%

*	Average of month-end Values at Risk.

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

As of March 31, 2018, Graham Master’s total capitalization was $6,395,261. The Partnership owned approximately 100.0% of Graham Master. As of March 31, 2018, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

March 31, 2018
			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$137,726	2.15%	$385,529	$96,514	$145,882
Energy	110,952	1.73	359,700	97,424	136,590
Grains	25,055	0.39	74,250	14,981	28,522
Indices	297,510	4.65	985,200	168,863	285,950
Interest Rates U.S.	103,642	1.62	160,138	36,024	101,536
Interest Rates Non-U.S.	118,327	1.85	391,590	73,191	133,247
Metals	73,699	1.15	310,877	37,583	102,310
Softs	29,245	0.46	76,061	18,660	30,464

Total	$896,156	14.00%

*	Average of month-end Values at Risk.

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

 The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

 There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division affirmed the lower court’s June 10, 2014 order. On October 3, 2017, the Appellate Division denied MS&Co.’s motion for leave to appeal to the New York court of Appeals. At March 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $89 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	475.2510	$1,268.35	N/A	N/A
February 1, 2018 - February 28, 2018	288.2950	$1,138.38	N/A	N/A
March 1, 2018 - March 31, 2018	107.2500	$1,140.37	N/A	N/A
	870.7960	$1,209.56

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

Date: May 10, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 10, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.