Form 10-Q
period 2018-06-30
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2018-08-09
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes        No X

As of July 31, 2018, 10,777.7335 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

	June 30, 2018 (Unaudited)	December 31, 2017
Assets:
Investment in the Funds (1), at fair value	$12,053,179	$12,150,605
Redemptions receivable from the Funds	205,212	2,776,676
Cash at MS&Co.	48,709	51,240
Cash at bank	-	436

Total assets	$12,307,100	$14,978,957

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$20,512	$24,965
General Partner fees	9,177	11,176
Management fees	15,305	17,450
Professional fees	50,418	52,798
Redemptions payable to Limited Partners	148,552	181,486

Total liabilities	243,964	287,875

Partners’ Capital:
General Partner, 123.7529 and 145.6759 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	135,267	172,099
Limited Partners, 10,912.6025 and 12,289.8485 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	11,927,869	14,518,983

Total partners’ capital (net asset value)	12,063,136	14,691,082

Total liabilities and partners’ capital	$12,307,100	$14,978,957

Net asset value per Redeemable Unit	$1,093.04	$1,181.38

(1) Defined in Note 1.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

June 30, 2018

(Unaudited)

Investment in the Funds	Fair Value	% of Partners’ Capital
CMF Aspect Master Fund L.P.	$6,087,877	50.47%
CMF Graham Capital Master Fund L.P.	5,965,302	49.45

Total investment in the Funds	$12,053,179	99.92%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

December 31, 2017

Investment in the Funds	Fair Value	% of Partners’ Capital
CMF Aspect Master Fund L.P.	$6,192,023	42.15%
CMF Graham Capital Master Fund L.P.	5,958,582	40.56

Total investment in the Funds	$12,150,605	82.71%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income allocated from the Funds	$37,115	$24,813	$75,351	$44,353

Expenses:
Expenses allocated from the Funds	33,659	31,241	70,491	61,493
Ongoing selling agent fees	63,975	82,703	135,705	178,205
General Partner fees	28,614	37,000	60,702	79,750
Management fees	47,702	55,840	100,961	120,053
Professional fees	35,229	35,860	71,183	72,556

Total expenses	209,179	242,644	439,042	512,057

Net investment loss	(172,064)	(217,831)	(363,691)	(467,704)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on closed contracts allocated from the Funds	(445,244)	(535,010)	36,177	(559,988)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	77,986	(481,100)	(661,555)	(961,440)

Total trading results	(367,258)	(1,016,110)	(625,378)	(1,521,428)

Net income (loss)	(539,322)	(1,233,941)	(989,069)	(1,989,132)
Redemptions - General Partner	-	(45,000)	(25,000)	(45,000)
Redemptions - Limited Partners	(560,598)	(1,261,280)	(1,613,877)	(2,887,562)

Net increase (decrease) in Partners’ Capital	(1,099,920)	(2,540,221)	(2,627,946)	(4,921,694)
Partners’ Capital, beginning of period	13,163,056	17,468,223	14,691,082	19,849,696

Partners’ Capital, end of period	$12,063,136	$14,928,002	$12,063,136	$14,928,002

Net asset value per Redeemable Unit (11,036.3554 and 13,908.3294 Redeemable Units outstanding at June 30, 2018 and 2017, respectively)	$1,093.04	$1,073.31	$1,093.04	$1,073.31

Net income (loss) per Redeemable Unit *	$(47.33)	$(84.76)	$(88.34)	$(131.91)

Weighted average Redeemable Units outstanding	11,382.8801	14,748.5387	11,702.7361	15,430.3461

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

As of June 30, 2018, all trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”) and Graham Capital Management L.P. (“Graham”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through its investment in the Funds. Effective December 31, 2017 PGR Capital LLP (“PGR”) ceased to act as commodity trading advisor to the Partnership. References herein to “Advisors” shall also include, as relevant, PGR.

During the reporting periods ended June 30, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for the Funds. During prior periods included in the report, the Partnership/Funds also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2018, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(32.21)	$(69.99)	$(57.26)	$(101.60)
Net investment loss	(15.12)	(14.77)	(31.08)	(30.31)

Increase (decrease) for the period	(47.33)	(84.76)	(88.34)	(131.91)
Net asset value per Redeemable Unit, beginning of period	1,140.37	1,158.07	1,181.38	1,205.22

Net asset value per Redeemable Unit, end of period	$1,093.04	$1,073.31	$1,093.04	$1,073.31

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.4)%	(5.3)%	(5.5)%	(5.4)%

Operating expenses	6.6%	5.9%	6.6%	5.9%
Incentive fees	-%	-%	-%	-%

Total expenses	6.6%	5.9%	6.6%	5.9%

Total return:
Total return before incentive fees	(4.2)%	(7.3)%	(7.5)%	(10.9)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(4.2)%	(7.3)%	(7.5)%	(10.9)%

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

The Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2018 and December 31, 2017, and for the periods ended June 30, 2018 and 2017, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are considered at the beginning of the reporting period.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2018.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

At June 30, 2018, the Partnership owned approximately 41.2% of Aspect Master and 100.0% of Graham Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 19.9% of Aspect Master and 34.3% of Graham Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables:

	June 30, 2018
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$14,978,560	$203,733	$14,774,827
Graham Master	6,251,803	292,449	5,959,354

	December 31, 2017
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$31,265,102	$16,568,191	$14,696,911
Graham Master	17,461,265	11,507,153	5,954,112
PGR Master	7,502,405	7,502,405	-
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:
	For the three months ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$14,324	$(645,279)	$(630,955)
Graham Master	(2,456)	(108,227)	(110,683)

	For the six months ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$28,419	$(394,541)	$(366,122)
Graham Master	(6,981)	(476,781)	(483,762)

	For the three months ended June 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$23,666	$(1,848,627)	$(1,824,961)
Graham Master	7,285	(1,174,536)	(1,167,251)
PGR Master	(9,619)	(1,196,807)	(1,206,426)

	For the six months ended June 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$32,657	$(2,652,534)	$(2,619,877)
Graham Master	6,966	(849,069)	(842,103)
PGR Master	(20,213)	(2,415,171)	(2,435,384)

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	June 30, 2018		For the three months ended June 30, 2018
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Aspect Master	50.47%	$6,087,877	$(240,512)	$5,598	$7,009	$(253,119)	Commodity Portfolio	Monthly
Graham Master	49.45%	5,965,302	(89,631)	4,053	16,999	(110,683)	Commodity Portfolio	Monthly

Total		$12,053,179	$(330,143)	$9,651	$24,008	$(363,802)

	June 30, 2018		For the six months ended June 30, 2018
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Aspect Master	50.47%	$6,087,877	$(110,515)	$11,997	$14,244	$(136,756)	Commodity Portfolio	Monthly
Graham Master	49.45%	5,965,302	(439,512)	10,057	34,193	(483,762)	Commodity Portfolio	Monthly

Total		$12,053,179	$(550,027)	$22,054	$48,437	$(620,518)

	December 31, 2017		For the three months ended June 30, 2017
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Aspect Master	42.15%	$6,192,023	$(272,047)	$4,156	$2,397	$(278,600)	Commodity Portfolio	Monthly
Graham Master	40.56%	5,958,582	(284,361)	3,720	3,800	(291,881)	Commodity Portfolio	Monthly
PGR Master	-	-	(434,889)	11,652	5,516	(452,057)	Commodity Portfolio	Monthly

Total		$12,150,605	$(991,297)	$19,528	$11,713	$(1,022,538)

	December 31, 2017		For the six months ended December 31, 2017
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Aspect Master	42.15%	$6,192,023	$(379,385)	$8,008	$4,742	$(392,135)	Commodity Portfolio	Monthly
Graham Master	40.56%	5,958,582	(217,047)	7,394	7,238	(231,679)	Commodity Portfolio	Monthly
PGR Master	-	-	(880,643)	23,089	11,022	(914,754)	Commodity Portfolio	Monthly

Total		$12,150,605	$(1,477,075)	$38,491	$23,002	$(1,538,568)

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investment in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 16.7% to 24.9% of the Funds’ contracts are traded OTC.

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. During periods covered by this report, its only assets are its investment in the Funds, redemptions receivable from the Funds, cash at MS&Co. and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2018.

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

For the six months ended June 30, 2018, the Partnership’s capital decreased 17.9% from $14,691,082 to $12,063,136. This decrease was attributable to a net loss of $989,069, coupled with redemptions of 1,377.2460 limited partner Redeemable Units totaling $1,613,877 and redemptions of 21.9230 General Partner Redeemable Units totaling $25,000. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent months.

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

Results of Operations

During the Partnership’s second quarter of 2018, the net asset value per Redeemable Unit decreased 4.2% from $1,140.37 to $1,093.04 as compared to a decrease of 7.3% in the second quarter of 2017. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2018 of $367,258. Losses were primarily attributable to the Funds’ trading in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy and indices. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $1,016,110. Losses were primarily attributable to the Fund’s trading in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices.

The most significant losses were incurred within the currency markets during April and May as the Partnership’s short positioning in the U.S. dollar was negatively impacted by the dollar gaining strength during the quarter. Losses within the metals markets were primarily incurred due to long positions in industrial metals during June as fears of trade war between the U.S. and China pulled prices lower. Additional losses in metals were recorded during April from short positions in aluminum futures. Elsewhere, global geopolitical turmoil spurred losses from U.S. and European fixed income futures during May. Further losses were incurred within the agricultural sector throughout the quarter from long futures positions in grains. A portion of the Partnership’s losses during the second quarter was offset by gains achieved within the energy sector throughout the quarter from long positions in crude oil and its refined products as tensions in the Middle East and the re-impositions of sanctions on Iran pushed energy prices higher throughout the quarter. Smaller gains were experienced during April from long positions in global equity indices as prices moved higher amid the push for peace talks between the U.S. and North Korea.

During the Partnership’s six months ended June 30, 2018, the net asset value per Redeemable Unit decreased 7.5% from $1,181.38 to $1,093.04 as compared to a decrease of 10.9% during the six months ended June 30, 2017. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2018 of $625,378. Losses were primarily attributable to the Funds’ trading in currencies, grains, indices, non-U.S. interest rates, livestock and metals and were partially offset by gains in energy, U.S. interest rates and softs. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2017 of $1,521,428. Losses were primarily attributable to the Fund’s trading in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices.

The most notable losses were recorded within the metals sector during April and June from long positions in industrial metals as prices fell amid global trade tensions between the U.S. and China. Additional losses in metals were recorded during April from short positions in aluminum futures. Within the currency sector, losses were incurred during April and May as a surging U.S. dollar negatively impacted the Partnerships short positioning in the U.S. currency. Further currency losses were experienced during February from positions in the Australian dollar and British pound. Losses within the agricultural complex were recorded throughout the first six months of the year due to positions in the grains markets. Notable losses were also recorded during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. A portion of the Partnership’s losses during the first six months of the year was offset by gains achieved during January, March, April, and May from long positions in crude oil and its refined products as global supply shortfalls generally pushed prices higher. Smaller gains in the energies were achieved during June. Gains within the global fixed income sector were experienced due to positions in U.S. fixed income futures during January, February, April, and June.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month is earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income for the three and six months ended June 30, 2018 increased by $12,302 and $30,998, as compared to the corresponding periods in 2017. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017. The amount of interest income earned by the Partnership/Funds depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2018 decreased by $18,728 and $42,500 as compared to the corresponding periods in 2017. The decrease in ongoing selling agent fees was primarily due to lower average net assets during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors and (ii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2018 decreased by $8,386 and $19,048 as compared to the corresponding periods in 2017. The decrease in General Partner fees was due to lower average net assets during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2018 decreased by $8,138 and $19,092 as compared to the corresponding periods in 2017. The decrease in management fees was due to lower average net assets during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees for the three and six months ended June 30, 2018 and 2017. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2018 and March 31, 2018, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2018		March 31, 2018
Aspect	$ 6,084,068	50%	$ 6,747,440	51%
Graham	$ 5,979,068	50%	$ 6,415,616	49%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2018 and December 31, 2017. As of June 30, 2018, the Partnership’s total capitalization was $12,063,136.

June 30, 2018

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$573,876	4.76%
Energy	193,092	1.60
Grains	74,055	0.61
Indices	659,125	5.47
Interest Rates U.S.	93,358	0.77
Interest Rates Non-U.S.	258,429	2.14
Livestock	14,374	0.12
Metals	122,205	1.01
Softs	73,196	0.61

Total	$2,061,710	17.09%

As of December 31, 2017, the Partnership’s total capitalization was $14,691,082.

December 31, 2017

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$486,656	3.31%
Energy	199,400	1.36
Grains	55,329	0.38
Indices	492,840	3.35
Interest Rates U.S.	96,738	0.66
Interest Rates Non-U.S.	241,511	1.64
Livestock	1,489	0.01
Metals	167,361	1.14
Softs	48,859	0.34

Total	$1,790,183	12.19%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended June 30, 2018 and the twelve months ended December 31, 2017. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2018, Aspect Master’s total capitalization was $14,774,827. The Partnership owned approximately 41.2% of Aspect Master. As of June 30, 2018, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2018
			Three Months Ended June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$945,683	6.40%	$1,337,816	$787,895	$1,105,819
Energy	201,744	1.36	349,140	193,836	275,132
Grains	135,686	0.92	135,686	57,421	89,063
Indices	704,620	4.77	1,117,569	393,663	799,534
Interest Rates U.S.	136,554	0.92	310,937	105,788	199,612
Interest Rates Non-U.S.	281,541	1.91	722,184	223,110	456,750
Livestock	34,889	0.24	42,900	23,119	36,026
Metals	174,450	1.18	207,300	127,730	163,277
Softs	110,296	0.75	147,105	68,301	119,569

Total	$2,725,463	18.45%

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

As of June 30, 2018, Graham Master’s total capitalization was $5,959,354. The Partnership owned approximately 100.0% of Graham Master. As of June 30, 2018, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

June 30, 2018

			Three Months Ended June 30, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$184,255	3.09%	$189,170	$107,410	$141,432
Energy	109,973	1.85	150,898	91,808	125,282
Grains	18,152	0.30	38,555	16,187	27,941
Indices	368,822	6.19	410,070	194,988	280,835
Interest Rates U.S.	37,098	0.62	91,586	26,874	59,901
Interest Rates Non-U.S.	142,434	2.39	161,316	118,445	146,489
Metals	50,332	0.84	75,044	17,093	45,095
Softs	27,754	0.47	32,949	25,478	29,279

Total	$938,820	15.75%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raised claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On July 13, 2018, the parties reached an agreement in principle to settle the litigation.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	109.2330	$1,158.52	N/A	N/A
May 1, 2018 - May 31, 2018	261.3100	$1,092.56	N/A	N/A
June 1, 2018 - June 30, 2018	135.9070	$1,093.04	N/A	N/A
	506.4500	$1,106.92

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

Date: August 9, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 9, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.