Form 10-Q
period 2018-09-30
DIVERSIFIED 2000 FUTURES FUND L.P.
filed 2018-11-08
CIK 1095007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes X  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes      No X

As of October 31, 2018, 10,269.1495 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Diversified 2000 Futures Fund L.P.

Statements of Financial Condition

	September 30, 2018 (Unaudited)	December 31, 2017
Assets:
Investment in the Funds (1), at fair value	$11,770,554	$12,150,605
Redemptions receivable from the Funds (1)	349,861	2,776,676
Cash at MS&Co.	42,655	51,240
Cash at bank	-	436

Total assets	$12,163,070	$14,978,957

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$20,272	$24,965
General Partner fees	9,074	11,176
Management fees	15,175	17,450
Professional fees	44,340	52,798
Redemptions payable to Limited Partners	293,699	181,486

Total liabilities	382,560	287,875

Partners’ Capital:
General Partner, 123.7529 and 145.6759 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	138,056	172,099
Limited Partners, 10,436.1995 and 12,289.8485 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	11,642,454	14,518,983

Total partners’ capital (net asset value)	11,780,510	14,691,082

Total liabilities and partners’ capital	$12,163,070	$14,978,957

Net asset value per Redeemable Unit	$1,115.58	$1,181.38

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

September 30, 2018

(Unaudited)

Investment in the Funds	Fair Value	% of Partners’ Capital
CMF Aspect Master Fund L.P.	$5,769,955	48.98%
CMF Graham Capital Master Fund L.P.	6,000,599	50.94

Total investment in the Funds	$11,770,554	99.92%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Schedule of Investments

December 31, 2017

Investment in the Funds	Fair Value	% of Partners’ Capital
CMF Aspect Master Fund L.P.	$6,192,023	42.15%
CMF Graham Capital Master Fund L.P.	5,958,582	40.56

Total investment in the Funds	$12,150,605	82.71%

See accompanying notes to financial statements.

Diversified 2000 Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income:
Interest income allocated from the Funds	$38,134	$27,499	$113,485	$71,852

Expenses:
Expenses allocated from the Funds	34,480	32,819	104,971	94,312
Ongoing selling agent fees	60,531	74,048	196,236	252,253
General Partner fees	27,096	33,141	87,798	112,891
Management fees	45,194	50,502	146,155	170,555
Professional fees	34,902	43,138	106,085	115,694

Total expenses	202,203	233,648	641,245	745,705

Net investment loss	(164,069)	(206,149)	(527,760)	(673,853)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on closed contracts allocated from the Funds	67,708	(513,207)	103,885	(1,073,195)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	339,588	517,242	(321,967)	(444,198)

Total trading results	407,296	4,035	(218,082)	(1,517,393)

Net income (loss)	243,227	(202,114)	(745,842)	(2,191,246)
Redemptions - General Partner	-	-	(25,000)	(45,000)
Redemptions - Limited Partners	(525,853)	(871,868)	(2,139,730)	(3,759,430)

Net increase (decrease) in Partners’ Capital	(282,626)	(1,073,982)	(2,910,572)	(5,995,676)
Partners’ Capital, beginning of period	12,063,136	14,928,002	14,691,082	19,849,696

Partners’ Capital, end of period	$11,780,510	$13,854,020	$11,780,510	$13,854,020

Net asset value per Redeemable Unit (10,559.9524 and 13,102.0204 Redeemable Units outstanding at September 30, 2018 and 2017, respectively)	$1,115.58	$1,057.40	$1,115.58	$1,057.40

Net income (loss) per Redeemable Unit *	$22.54	$(15.91)	$(65.80)	$(147.82)

Weighted average Redeemable Units outstanding	10,920.3547	13,641.0864	11,441.9423	14,833.9262

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

As of September 30, 2018, all trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”) and Graham Capital Management L.P. (“Graham”) (each, an “Advisor”, and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through its investment in the Funds. Effective December 31, 2017 PGR Capital LLP (“PGR”) ceased to act as commodity trading advisor to the Partnership. References herein to “Advisors” shall also include, as relevant, PGR.

During the reporting periods ended September 30, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for the Funds. During prior periods included in the report, the Partnership/Funds also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2018, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$37.56	$(0.80)	$(19.67)	$(102.39)
Net investment loss	(15.02)	(15.11)	(46.13)	(45.43)

Increase (decrease) for the period	22.54	(15.91)	(65.80)	(147.82)
Net asset value per Redeemable Unit, beginning of period	1,093.04	1,073.31	1,181.38	1,205.22

Net asset value per Redeemable Unit, end of period	$1,115.58	$1,057.40	$1,115.58	$1,057.40

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.5)%	(5.6)%	(5.5)%	(5.4)%

Operating expenses	6.7%	6.4%	6.6%	6.0%
Incentive fees	-%	-%	-%	-%

Total expenses	6.7%	6.4%	6.6%	6.0%

Total return:
Total return before incentive fees	2.1%	(1.5)%	(5.6)%	(12.3)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	2.1%	(1.5)%	(5.6)%	(12.3)%

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

The Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2018 and December 31, 2017, and for the periods ended September 30, 2018 and 2017, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2018.

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

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

At September 30, 2018, the Partnership owned approximately 52.9% of Aspect Master and 100.0% of Graham Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 19.9% of Aspect Master and 34.3% of Graham Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables:

	September 30, 2018
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$14,500,771	$3,605,008	$10,895,763
Graham Master	6,223,400	227,442	5,995,958

	December 31, 2017
	Total Assets	Total Liabilities	Total Partners’ Capital
Aspect Master	$31,265,102	$16,568,191	$14,696,911
Graham Master	17,461,265	11,507,153	5,954,112
PGR Master	7,502,405	7,502,405	-

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:
	For the three months ended September 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$16,146	$46,887	$63,033
Graham Master	(3,033)	389,117	386,084

	For the nine months ended September 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$44,565	$(347,654)	$(303,089)
Graham Master	(10,014)	(87,664)	(97,678)

	For the three months ended September 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$25,218	$(277,930)	$(252,712)
Graham Master	3,120	222,369	225,489
PGR Master	(8,227)	4,784	(3,443)

	For the nine months ended September 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Aspect Master	$57,875	$(2,930,464)	$(2,872,589)
Graham Master	10,086	(626,700)	(616,614)
PGR Master	(28,440)	(2,410,387)	(2,438,827)

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	September 30, 2018		For the three months ended September 30, 2018
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Aspect Master	48.98%	$5,769,955	$38,154	$6,240	$7,048	$24,866	Commodity Portfolio	Monthly
Graham Master	50.94%	6,000,599	407,276	4,192	17,000	386,084	Commodity Portfolio	Monthly

Total		$11,770,554	$445,430	$10,432	$24,048	$410,950

	September 30, 2018		For the nine months ended September 30, 2018
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Aspect Master	48.98%	$5,769,955	$(72,361)	$18,237	$21,292	$(111,890)	Commodity Portfolio	Monthly
Graham Master	50.94%	6,000,599	(32,236)	14,249	51,193	(97,678)	Commodity Portfolio	Monthly

Total		$11,770,554	$(104,597)	$32,486	$72,485	$(209,568)

	December 31, 2017		For the three months ended September 30, 2017
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Aspect Master	42.15%	$6,192,023	$(39,449)	$4,727	$2,589	$(46,765)	Commodity Portfolio	Monthly
Graham Master	40.56%	5,958,582	64,481	4,471	4,632	55,378	Commodity Portfolio	Monthly
PGR Master	-	-	6,502	10,745	5,655	(9,898)	Commodity Portfolio	Monthly

Total		$12,150,605	$31,534	$19,943	$12,876	$(1,285)

	December 31, 2017		For the nine months ended September 30, 2017
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
Aspect Master	42.15%	$6,192,023	$(418,834)	$12,735	$7,331	$(438,900)	Commodity Portfolio	Monthly
Graham Master	40.56%	5,958,582	(152,566)	11,865	11,870	(176,301)	Commodity Portfolio	Monthly
PGR Master	-	-	(874,141)	33,834	16,677	(924,652)	Commodity Portfolio	Monthly

Total		$12,150,605	$(1,445,541)	$58,434	$35,878	$(1,539,853)

Diversified 2000 Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investment in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 18.4% to 44.7% of the Funds’ contracts are traded OTC.

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. During periods covered by this report, its only assets are its investment in the Funds, redemptions receivable from the Funds, cash at MS&Co. and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2018.

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

For the nine months ended September 30, 2018, the Partnership’s capital decreased 19.8% from $14,691,082 to $11,780,510. This decrease was attributable to a net loss of $745,842, coupled with redemptions of 1,853.6490 limited partner Redeemable Units totaling $2,139,730 and redemptions of 21.9230 General Partner Redeemable Units totaling $25,000. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent months.

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

Results of Operations

During the Partnership’s third quarter of 2018, the net asset value per Redeemable Unit increased 2.1% from $1,093.04 to $1,115.58 as compared to a decrease of 1.5% in the third quarter of 2017. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2018 of $407,296. Gains were primarily attributable to the Funds’ trading in metals, energy, U.S. interest rates, softs and indices and were partially offset by losses in currencies, grains, non-U.S. interest rates and livestock. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2017 of $4,035. Gains were primarily attributable to the Fund’s trading in metals and indices and were partially offset by losses in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock and softs.

The most significant gains were achieved during July within the global stock index sector from long positions in U.S., European, and Asian equity index futures as stock prices rallied on positive global economic sentiment. Additional gains within the stock index sector were recorded from long positions in U.S. equity index futures during August. Within the energy markets, gains were experienced during August and September from long positions in crude oil and its refined products as prices moved higher on signs of persistent global supply shortfalls. Further gains were achieved during August from short positions in copper futures as continued trade tensions between the U.S. and China weighed on prices. Gains in the agricultural sector were primarily recorded during August from short positions in coffee and soybean futures as prices declined amid positive growing conditions in South America and the U.S. A portion of the Partnership’s gains during the third quarter was offset by losses incurred within the currency sector during July from long positions in the Japanese yen versus the U.S. dollar as the relative value of the yen declined amid an outlook for prolonged quantitative easing from Japan’s central bank. Additional losses within the currencies during July were experienced from positions in the Canadian dollar and euro. Further losses were incurred within the global interest rate markets during July and September from long positions in European fixed income futures as prices fell as Eurozone economies gained strength.

During the Partnership’s nine months ended September 30, 2018, the net asset value per Redeemable Unit decreased 5.6% from $1,181.38 to $1,115.58 as compared to a decrease of 12.3% during the nine months ended September 30, 2017. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2018 of $218,082. Losses were primarily attributable to the Funds’ trading in currencies, grains, non-U.S. interest rates, livestock and metals and were partially offset by gains in energy, U.S. interest rates, softs and indices. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2017 of $1,517,393. Losses were primarily attributable to the Fund’s trading in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices.

The most notable losses were recorded within the currency sector during April and May as a surging U.S. dollar negatively impacted the Partnership’s short positioning in the U.S. currency. Further currency losses were experienced during February from positions in the Australian dollar and British pound. Within the metals markets, losses were experienced during April and June from long positions in industrial metals as prices fell amid global trade tensions between the U.S. and China. Additional losses in metals were recorded during April from short positions in aluminum futures. Losses within the agricultural complex were recorded throughout the first nine months of the year due to positions in the grains markets. Losses within the global interest rate sector were recorded during May from short positions in U.S. fixed income futures as growing global trade tensions stoked demand for ‘safe-have’ assets. Losses within the interest rate sector during May were also incurred from positions in Canadian, European, and Asian fixed income futures. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved during all months except February and July from long positions in crude oil and its refined products as global supply shortfalls generally pushed prices higher. Within the global stock index sector, gains recorded during January, April, July, and August more than offset losses experienced primarily during February.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month is earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Funds’ account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income for the three and nine months ended September 30, 2018 increased by $10,635 and $41,633, respectively, as compared to the corresponding periods in 2017. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017. The amount of interest income earned by the Partnership/Funds depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2018 decreased by $13,517 and $56,017, respectively, as compared to the corresponding periods in 2017. The decrease in ongoing selling agent fees was primarily due to lower average net assets during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors and (ii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2018 decreased by $6,045 and $25,093, respectively, as compared to the corresponding periods in 2017. The decrease in General Partner fees was due to lower average net assets during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2018 decreased by $5,308 and $24,400, respectively, as compared to the corresponding periods in 2017. The decrease in management fees was due to lower average net assets during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreements among the Partnership, the General Partner and each Advisor and are payable annually. There were no incentive fees for the three and nine months ended September 30, 2018 and 2017. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2018 and June 30, 2018, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2018		June 30, 2018
Aspect	$5,766,145	49%	$6,084,068	50%
Graham	$6,014,365	51%	$5,979,068	50%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2018 and December 31, 2017. As of September 30, 2018, the Partnership’s total capitalization was $11,780,510.

September 30, 2018

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,272,713	10.81%
Energy	265,683	2.26
Grains	140,147	1.19
Indices	715,463	6.07
Interest Rates U.S.	286,610	2.43
Interest Rates Non-U.S.	225,897	1.92
Livestock	9,764	0.08
Metals	226,512	1.92
Softs	131,615	1.12

Total	$3,274,404	27.80%

As of December 31, 2017, the Partnership’s total capitalization was $14,691,082.

December 31, 2017

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$486,656	3.31%
Energy	199,400	1.36
Grains	55,329	0.38
Indices	492,840	3.35
Interest Rates U.S.	96,738	0.66
Interest Rates Non-U.S.	241,511	1.64
Livestock	1,489	0.01
Metals	167,361	1.14
Softs	48,859	0.34

Total	$1,790,183	12.19%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended September 30, 2018 and the twelve months ended December 31, 2017. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2018, Aspect Master’s total capitalization was $10,895,763. The Partnership owned approximately 52.9% of Aspect Master. As of September 30, 2018, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2018
			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,148,693	10.54%	$1,378,876	$832,644	$1,116,220
Energy	259,497	2.38	293,789	198,057	264,839
Grains	168,808	1.55	198,741	126,857	168,180
Indices	649,702	5.96	765,003	460,478	710,404
Interest Rates U.S.	321,899	2.95	329,247	130,510	236,752
Interest Rates Non-U.S.	189,249	1.74	379,913	153,072	262,056
Livestock	18,458	0.17	39,075	15,378	27,132
Metals	168,539	1.55	312,942	168,539	226,011
Softs	202,233	1.86	209,658	112,287	174,143

Total	$3,127,078	28.70%

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

As of September 30, 2018, Graham Master’s total capitalization was $5,995,958. The Partnership owned approximately 100.0% of Graham Master. As of September 30, 2018, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

September 30, 2018
			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$665,054	11.09%	$882,875	$11,542	$635,666
Energy	128,409	2.14	138,221	99,242	124,207
Grains	50,848	0.85	50,848	17,414	38,026
Indices	371,771	6.20	446,525	329,692	391,886
Interest Rates U.S.	116,325	1.94	116,325	17,742	91,887
Interest Rates Non-U.S.	125,784	2.10	158,038	120,892	136,471
Metals	137,355	2.29	142,810	47,029	125,093
Softs	24,634	0.41	30,595	21,800	26,693

Total	$1,620,180	27.02%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	134.8690	$1,078.24	N/A	N/A
August 1, 2018 - August 31, 2018	78.2640	$1,108.21	N/A	N/A
September 1, 2018 - September 30, 2018	263.2700	$1,115.58	N/A	N/A
	476.4030	$1,103.80

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

Date: November 8, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date: November 8, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.